Form 10-Q
period 1995-03-31
ILLINI CORP
filed 1995-05-11
CIK 730037

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549


                                 FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended          March 31, 1995
                   ---------------------------

Commission file number         0-13343
                       -----------------------

                               Illini Corporation
- -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Illinois                                     37-1135429
- -------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    identification No.)

         120 South Chatham Road     Springfield,  Illinois   62704
- -------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

                               (217) 787-1651
- -------------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
          (Former name, former address, and former fiscal year,
                        if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.              Yes   X    No
                                                                -----     ----

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.                          Yes        No
                                                               ----      ----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        448,456 shares of $10 par value common stock as of March 31, 1995

                              ILLINI CORPORATION
                              INDEX TO FORM 10-Q
                                MARCH 31, 1995

                                                                         Page
PART I.    FINANCIAL INFORMATION

        Item 1.      Consolidated Financial Statements

                     Consolidated Balance Sheets                           3
                     March 31, 1995 and December 31, 1994

                     Consolidated Statements of Income                     4
                     Three Months Ended March 31, 1995 and 1994

                     Consolidated Statements of Cash Flows                 5
                     Three Months Ended March 31, 1995 and 1994

                     Notes to Interim Consolidated Financial Statements    6

        Item 2.      Management's Discussion and Analysis                  8
                     of Financial Condition and Results
                     of Operations

PART II.   OTHER INFORMATION                                              14

SIGNATURE PAGE                                                            15

                      ILLINI CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1995 AND DECEMBER 31, 1994
                                (UNAUDITED)

                                                                  MARCH 31,         DECEMBER 31,
                                                                    1995                1994
                                                                ------------        ------------
ASSETS:
  Cash and due from banks                                       $  5,622,726        $  7,637,207
  Federal funds sold                                                       0             125,000
                                                                ------------        ------------
    Cash and cash equivalents                                      5,622,726           7,762,207
  Investment in debt and marketable equity securities:
    Available for sale, at market value                           33,604,950          33,043,332
    Held to maturity, at amortized cost, estimated market
    value of $10,364,924 and $9,219,143 at March 31, 1995 and
    December 31, 1994, respectively                               10,509,354          10,752,195
                                                                ------------        ------------
                                                                  44,114,304          43,795,527
                                                                ------------        ------------
  Loans                                                          100,867,639          99,068,300
    Less:
      Unearned discount and loan fees                                320,297             323,544
      Reserve for possible loan losses                             1,490,995           1,546,834
                                                                ------------        ------------
        Loans, net                                                99,056,347          97,197,922
                                                                ------------        ------------
  Premises and equipment                                           4,149,897           4,163,748
  Accrued interest receivable                                      1,546,457           1,519,771
  Other assets                                                     1,840,413           2,072,348
                                                                ------------        ------------
                                                                $156,330,144        $156,511,523
                                                                ------------        ------------
                                                                ------------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Noninterest-bearing demand deposits                             18,680,205          21,668,476
  Interest-bearing deposits:
    NOW and money market accounts                                 29,120,699          30,417,135
    Savings deposits                                              22,247,756          23,097,415
    Time deposits, $100,000 and over                              15,422,333          16,081,765
    Other time deposits                                           52,271,185          45,938,684
                                                                ------------        ------------
        Total deposits                                           137,742,178         137,203,475

  Federal funds purchased                                          3,500,000           4,165,000
  Securities sold under agreements to repurchase                     348,692             641,419
  Accrued interest payable                                           752,817             715,899
  Note payable                                                       150,000             500,000
  Other liabilities                                                  588,647             752,863
                                                                ------------        ------------
        Total liabilities                                        143,082,334         143,978,656
                                                                ------------        ------------
  Shareholders' equity:
    Common stock-authorized 800,000 shares of $10
      par value; 448,456 shares issued and outstanding at
      March 31, 1995 and December 31, 1994                         4,484,560           4,484,560
    Capital surplus                                                1,885,913           1,885,913
    Retained earnings                                              7,386,735           7,235,535
    Net fair value adjustment for investments in debt and
      marketable equity securities available for sale, net
      of tax                                                        (509,398)         (1,073,141)
                                                                ------------        ------------
        Total shareholders' equity                                13,247,810          12,532,867
                                                                ------------        ------------
                                                                $156,330,144        $156,511,523
                                                                ------------        ------------
                                                                ------------        ------------


     See accompanying notes to interim consolidated financial statements.

                      ILLINI CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)

                                                                    1995           1994
                                                                 ----------     ----------
Interest income:
  Interest and fees on loans                                     $2,188,274     $2,258,297
  Interest on investment securities:
    Taxable                                                         462,670        424,392
    Exempt from Federal income taxes                                126,530        104,072
  Interest on short term investments                                  5,556         41,268
                                                                 ----------     ----------
        Total interest income                                     2,783,030      2,828,029
                                                                 ----------     ----------
Interest expense:
  Interest on deposits                                            1,137,111      1,043,816
  Interest on federal funds purchased                                21,864          5,499
  Interest on securities sold under agreements to repurchase         10,822         11,675
  Interest on note payable                                            8,296         22,233
                                                                 ----------     ----------
        Total interest expense                                    1,178,093      1,083,223
                                                                 ----------     ----------
        Net interest income                                       1,604,937      1,744,806

Provision for possible loan losses                                   30,000         60,000
                                                                 ----------     ----------
        Net interest income after provision
             for possible loan losses                             1,574,937      1,684,806

Noninterest income                                                  389,418        324,656

Noninterest expense                                               1,642,152      1,612,395
                                                                 ----------     ----------
        Income before income taxes                                  322,203        397,067

Income tax expense                                                   70,100         84,500
                                                                 ----------     ----------
        Net income                                               $  252,103     $  312,567
                                                                 ----------     ----------
                                                                 ----------     ----------
Income per common share (based on
  weighted average common shares
  outstanding of 448,456 for 1995 and 1994):                     $     0.56     $     0.70
                                                                 ----------     ----------
                                                                 ----------     ----------

     See accompanying notes to interim consolidated financial statements.

                       ILLINI CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                (UNAUDITED)

                                                                     1995            1994
                                                                  -----------   -------------
Cash flows from operating activities:
  Net income                                                      $   252,103    $    312,567
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                   122,375         115,492
      Provision for possible loan losses                               30,000          60,000
      Securities losses, net                                                0          45,569
      (Increase) decrease in accrued interest receivable              (26,686)          5,390
      Increase in accrued interest payable                             36,918         411,992
      Other, net                                                     (238,278)       (285,895)
  Origination of secondary market mortgage loans                   (1,148,715)     (6,111,614)
  Proceeds from the sale of secondary market
    mortgage loans                                                    866,668       6,687,884
                                                                  -----------    ------------
        Net cash (used in) provided by operating activities          (105,615)      1,241,385
                                                                  -----------    ------------
Cash flows from investing activities:
  Proceeds from sales of debt and marketable equity securities
    available for sale                                                      0       7,166,390
  Proceeds from maturities and paydowns of debt securities
    available for sale                                                515,805       4,267,840
  Proceeds from maturities and paydowns of debt securities
    held to maturity                                                  220,000               0
  Purchases of debt and marketable equity securities
    available for sale                                               (287,573)    (11,539,243)
  Purchases of debt and marketable equity securities
    held to maturity                                                        0      (1,233,775)
  Net (increase) decrease in loans                                 (1,606,378)      3,335,441
  Purchases of premises and equipment                                 (85,714)        (67,845)
  Proceeds from sales of other real estate                             79,921          57,156
                                                                  -----------    ------------
        Net cash (used in) provided by investing activities        (1,163,939)      1,985,964
                                                                  -----------    ------------
Cash flows from financing activities:
  Net decrease in noninterest-bearing deposit accounts             (2,988,271)     (1,428,295)
  Net increase (decrease) in savings, NOW, and money market
    accounts                                                       (2,146,095)      2,282,425
  Net increase (decrease) in time deposits $100,000 and over         (659,432)        267,431
  Net increase (decrease) in other time deposits                    6,332,501      (1,864,677)
  Net decrease in Federal funds purchased                            (665,000)       (335,000)
  Net decrease in securities sold under
    agreements to repurchase                                         (292,727)       (537,675)
  Principal payments on note payable                                 (350,000)       (100,000)
  Dividends paid                                                     (100,903)              0
                                                                  -----------    ------------
        Net cash used in financing activities                        (869,927)     (1,715,791)
                                                                  -----------    ------------
Net increase (decrease) in cash and cash equivalents               (2,139,481)      1,511,558

Cash and cash equivalents at beginning of period                    7,762,207      12,205,523
                                                                  -----------    ------------
Cash and cash equivalents at end of period                        $ 5,622,726    $ 13,717,081
                                                                  -----------    ------------
                                                                  -----------    ------------
Supplemental Information:
  Income taxes paid                                               $   100,000    $    150,000
  Interest paid                                                   $ 1,141,175    $    671,231
Other noncash investing activities:
  Transfer of loans to other real estate                          $    31,495    $          0
                                                                  -----------    ------------
                                                                  -----------    ------------

   See accompanying notes to interim consolidated financial statements.

                            ILLINI CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           ENDED MARCH 31, 1995

(1)      BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in Illini's Annual Report on Form 10-K for the year ended December 31, 1994.

(2)      NONINTEREST INCOME AND EXPENSE

         Details of noninterest income and expense for the three months ended March 31, 1995 and 1994 are as follows:

                                                          1995              1994
                                                      -----------       -----------
        Noninterest income:
           Service charges on deposits                 $  267,186        $  246,191
           Securities losses, net                           --              (45,569)
           Mortgage loan servicing fees                    38,528            33,646
           Gain on sale of mortgage loans                   9,296            63,604
           Other income                                    74,408            26,784
                                                       ----------        ----------
                Total noninterest income               $  389,418        $  324,656
                                                       ----------        ----------
        Noninterest expense:
           Salaries and employee
             benefits                                  $  773,300        $  773,180
           Occupancy and equipment
                expense                                   250,316           242,322
           Data processing                                 95,323            91,822
           Insurance                                       12,286             8,676
           Directors' fees                                 31,600            31,385
           Professional fees                               61,084            95,639
           Regulatory fees                                 82,814            84,116
           Supplies                                        46,096            40,984
           Other expense                                  289,333           244,271
                                                       ----------        ----------
                Total noninterest expense              $1,642,152        $1,612,395
                                                       ----------        ----------
                                                       ----------        ----------

(3)     NEW ACCOUNTING STANDARDS


Effective January 1, 1995 the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan: (SFAS 114) and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors of Impairment of a Loan - Income Recognition and Disclosures" (SFAS 118) which amends SFAS 114.

SFAS 114 (as amended by SFAS 118) defines the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms have been modified in troubled debt restructurings ("a restructured loan"). Specifically, a loan is considered impaired when it is probable a creditor will be unable to collect all amounts due - both principal and interest - according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are required to be discounted at the loan's effective interest rate. Alternatively, impairment can be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the measurement method used historically, SFAS No. 114 requires a creditor to measure impairment based on the fair value of the collateral when the creditor determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flow at the loan's effective rate of interest as stated in the original loan agreement.

SFAS 118 amended SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. The Company has elected to continue to use its existing nonaccrual methods for recognizing interest on impaired loans. Illini continues to apply all payments received on impaired loans to the outstanding balance of the loan until such time as the loan balance is reduced to zero, after which payments are applied to interest income until such time as the forgone interest is recovered.

The impact of initially applying SFAS 114 and SFAS 118 had no impact on the Company's consolidated financial position or results of operations.

                   ILLINI CORPORATION AND SUBSIDIARY
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Headquartered in Springfield, Illinois, Illini Corporation (Illini) is a bank holding company which was organized under the laws of the State of Illinois in 1983. Illini owns and operates one wholly owned subsidiary bank, Illini Bank (the Bank). The Bank maintains 18 offices serving the central Illinois area. The following discussion and related financial information is intended to aid in understanding the financial position and results of operations of Illini and the Bank as of and for the periods presented.

FINANCIAL CONDITION

Total assets decreased from $156,511,523 at December 31, 1994, to $156,330,144 at March 31, 1995. This represents a decrease of $181,379 or .12% for the three month period.

The slight decrease in total assets is attributable primarily to a decrease in cash and cash equivalents offset by an increase in net loans and investment securities. Net loans increased $1,858,425 or 1.91% from December 31, 1994. This increase is primarily a result of an increase in the indirect consumer loan portfolio.

Investment in debt and marketable equity securities increased $318,777 or .73% from December 31, 1994. Improving market conditions during the first quarter positively impacted the carrying value of the available for sale debt and marketable equity securities of the Bank. This resulted in the increase in investments in debt and equity securities.

Cash and due from banks and federal funds sold both decreased during the period. Excess funds provided by a reduction in cash and cash equivalents were used to fund the increased loan growth.

Total deposits also increased $538,703 from December 31, 1994 to March 31, 1995. Significant decreases occurred in non-interest bearing deposits as well as the lower cost NOW, money market and savings account deposits. Other time deposits, however increased $6,332,501 or 13.78% from year end 1994. As a result of the increasing interest rate environment, Illini has experienced a shift from lower cost deposits to fixed maturity certificates of deposits. The decrease in the noninterest-bearing deposits was a direct result of a decrease in public fund deposits and retail deposits from their generally higher year end totals. In addition, time deposits, $100,000 and over have also decreased due to management's desire to not aggressively bid for such deposits in an effort to reduce the Bank's volatile liability dependency ratio.

While Illini is still utilizing short term borrowings in the form of Federal funds purchased and securities sold under agreements to repurchase to fund loans and investments in debt and marketable equity securities, short term borrowings have decreased $957,727 from December 31, 1994.

During the first quarter of 1995, the management of Illini continued to reduce the note payable. On April 20, 1995, this note payable was retired, leaving the parent company debt free.

RESULTS OF OPERATIONS

Illini recorded earnings of $252,103 for the first quarter of 1995, a decrease from the $312,567 recorded for the same period in 1994. On a per share basis, net income was $0.56 and $0.70 for the first quarter of 1995 and 1994, respectively. The annualized return on assets and return on shareholders' equity for the three months ended March 31, 1995 was .65% and 7.93% respectively. This compares to an annualized return on assets and return on shareholders' equity for the same period in 1994 of .78% and 9.90% respectively.

The decrease in the net income is attributable to the decrease in net interest income, Illini's primary source of earnings. Illini's net interest income, the difference between interest income and interest expense decreased by $139,869 to $1,604,937 in the first quarter of 1995 from $1,744,806 in the first quarter of 1994.

Interest income decreased by $44,999 for the three months ended March 31, 1995 compared to the first quarter of 1994. While interest rates increased during 1994 and the first quarter of 1995, average earning assets decreased causing the decrease in interest income. Also, decreases in higher earning loans have resulted in a shift into lower yielding investment securities. Interest expense also increased $94,870 for the three month period ended March 31, 1995 compared to the same period in 1994. As previously mentioned, in the first quarter of 1995, Illini realized a shift from the lower cost interest bearing transaction accounts, money market accounts, and savings deposits into higher cost time deposits resulting in the significant increase in interest expense. While Illini experienced a reduction in both interest earning assets and interest bearing liabilities, interest bearing liabilities continue to reprice at higher interest rate levels as compared to the corresponding interest earning assets. The effect of which was a reduction in net interest income.

Other real estate included in other assets decreased from $623,916 at December 31, 1994 to $575,290 at March 31, 1995. This decrease is largely due to the sale of other real estate during the first quarter. Proceeds received from the sales totaled $79,921, resulting in a net gain of $30,753, which is included in other noninterest income on the consolidated statements of income.

Net charge-offs for the first quarter of 1995 were 85,839 compared to 12,843 for the same period in 1994. Non-performing loans decreased $260,000 or 25.32% from $1,027,000 at December 31, 1994 to $767,000 at March 31, 1995.
The reserve for possible loan losses as a percentage of non-performing loans was 194.39% at March 31, 1995, a significant improvement over 150.62% attained at December 31, 1994. As the quality of assets improves, the need for an increased provision for possible loan losses has diminished. The provision for possible loan losses was $30,000 for the three month period ended March 31, 1995, compared to $60,000 for the same period in 1994. The provisions for 1995 and 1994 are results of management's efforts to maintain the reserve for possible loan losses at targeted levels, adequate for the risks associated with the loan portfolio, and to do so in a regular fashion throughout the year. Management will continue to analyze the adequacy of the reserve for possible loan losses on a quarterly basis and will continue to make provisions to the reserve for possible loan losses at levels deemed necessary.

Noninterest income increased by $64,762 for the three month period ended March 31, 1995, as compared to the same period in 1994. This increase is a result of a gain on the sale of other real estate coupled with securities losses recognized in the first quarter of 1994 as the management of Illini began to restructure the investment portfolio in an effort to manage the interest sensitivity risk associated with the Company's balance sheet. Service charges on deposits continue to increase and servicing fees associated with the FNMA fixed rate loan program remains strong through the first quarter.

Noninterest expense increased $29,757 for the three month period ended March 31, 1995, compared to the same period in 1994. Slight increases in expenses have been recognized in salaries and employee benefits, occupancy and equipment, data processing, insurance, director fees, and supplies. Other expenses which include advertising, marketing and promotions increased in the first quarter of 1995 as compared to the same period in 1994 as a direct result of management's continuing effort to increase the market share of the Illini Bank. Offsetting these increases, Illini experienced a decrease in professional and regulatory fees in the first quarter of 1995 as compared to the first quarter in 1994.

Lower income taxes is a result of a decrease in federal and state taxable income recorded in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet the enterprise's needs for cash. Liquidity has both short term and long term aspects, and involves both internal and external sources of cash.

Internal sources of cash for Illini include cash and cash equivalents, which also include federal funds sold. External sources of cash include principal collected on loans and new customer deposits, as well as investment maturities.

During the first quarter of 1994, the Board of Directors of Illini approved a resolution to adopt the payment of quarterly dividends. Prior to 1994, Illini's policy was to pay a dividend once annually. In keeping with this policy, the Board of Directors approved a regular quarterly dividend on January 25, 1995 to shareholders of record February 28, 1995 payable on March 15, 1995 in the amount of 22.5 cents per share.

The consolidated statement of cash flows shows cash provided by and used in Illini's operating, investing and financing activities. As the statement reflects, Illini had a net decrease in cash and cash equivalents of $2,139,481 for the three months ended March 31, 1995 as compared to a net increase of $1,511,558 for the same three months in 1994. Net cash used in operations was $105,615 for 1995 compared to net cash provided by operations of $1,241,385 in 1994. Net cash used in investing activities was $1,163,939 for 1995 as compared to net cash provided by investing activities of $1,985,964 in 1994. This reflects the increase in net loans. Net cash used in financing activities was $869,927 for the three month period ending March 31, 1995 compared to $1,715,791 for the same period in 1994. The negative cash flow from financing activities for 1995 is the result of a significant decrease in noninterest-bearing deposits, savings, NOW and money market deposit accounts, offset by an increase in other time deposits. Decreases in time deposits, $100,000 and over, federal funds purchased, securities sold under agreements to repurchase and notes payable also attributed to the negative cash flow in the first quarter of 1995.

The cash flow statement is a valuable management tool for determining cash needs. Management believes that the amounts reflected therein indicate that Illini is currently able to meet its cash needs. Management also anticipates that Illini will be able to meet future cash needs through careful planning and monitoring using the cash flow statement and other management tools.

Capital levels and ratios are tracked by bank regulators and analysts as indicators of capital adequacy. Illini's capital to asset ratio which excludes the Net fair value adjustment for investments in debt and marketable equity securities available for sale, net of tax adjustment was 8.80% at March 31, 1995 and 8.69% at December 31, 1994. Illini has looked primarily to retained earnings to build its capital. Management anticipates that any future cash dividends will be modest, to the extent that they will allow Illini to maintain adequate capital levels.

The Federal Reserve Board established risk-based capital guidelines for bank holding companies effective March 15, 1989. The guidelines define Tier 1 Capital and Total Capital. Tier 1 Capital consists of common and qualifying preferred shareholders' equity and minority interests in equity accounts of consolidated subsidiaries, less goodwill and 50% of investments in unconsolidated subsidiaries. Total Capital consists of, in addition to Tier 1 Capital, mandatory convertible debt, preferred stock not qualifying as Tier 1 Capital, subordinated and other qualifying term debt and a portion of the reserve for possible loan losses less the remaining 50% of investments in unconsolidated subsidiaries. The Tier 1 component must comprise at lease 50% of qualifying Total Capital. Risk-based capital ratios are calculated with reference to risk-weighted assets, which include both on-and-off balance sheet exposures. Effective December 31, 1992, the minimum required qualifying total capital ratio is 8%, of which at least 4% must consist of Tier 1 Capital.

As of March 31, 1995 Illini and the Bank are both in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with the risk-based capital guidelines.

Effective December 19, 1992, as mandated by the Federal Deposit Insurance Corporation Improvement Act (discussed below), insured depository institutions such as the Bank are classified into one of five capital zones based on the institution's capital levels.

MINIMUM CAPITAL RATIOS

                                                Total          Tier 1         Tier 1
                                              risk-based     risk-based      leveraged
                                                ratio           ratio          ratio
                                              ----------     ----------      ---------
     Well capitalized                             10%             6%               5%
     Adequately capitalized                        8              4                4
     Undercapitalized                           <  8           <  4             <  4
     Significantly undercapitalized             <  6           <  3             <  3
     Critically undercapitalized                   *              *                *

* A critically undercapitalized institution is defined as having tangible equity to total assets ratio of 2% or less. The capital levels maintained by an insured depository institution are/will be used in determining the institution's ability to act without prior consent of the FDIC in areas such as dividend payments, compensation, and material transactions, etc. The capital zone of an institution also determines the insurance premium which is assessed thereon. At March 31, 1995, the Bank was considered "well capitalized."

INTEREST RATE SENSITIVITY

Interest rate sensitivity is a function of the repricing characteristics of a bank holding company's portfolio of interest-earning assets and interest-bearing liabilities. A bank holding company such as Illini is sensitive to changes in interest rates when interest-earning assets and interest-bearing liabilities, which are due to reprice within a given time period, are not equal. Various interest rate sensitive assets and liabilities are responsive to market interest rate fluctuations to varying degrees, and this must be considered along with the quantity of assets and liabilities which will reprice within a given time period.

Illini's management regularly reviews its asset/liability strategy. At times, Illini will selectively mismatch the repricing of certain asset and liability time frames to take advantage of short-term interest rate swings. Illini Bank controls its own asset/liability mix within the constraints of its individual loan and deposit structure. The Bank uses its investment portfolio in conjunction with its loan and deposit needs in an effort to maximize benefits of investment decisions based upon consolidated tax, liquidity, and market concentration positions.

The asset/liability management process, which involves structuring the consolidated balance sheet is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income.

The following table reflects Illini's interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of March 31, 1995, individually and cumulatively, through various time horizons (in thousands of dollars):

                                                      Contractual Repayment Schedule if Fixed Rate;
                                                   Earliest Possible Repricing Interval if Floating Rate
                                             ---------------------------------------------------------------
                                                            Over 3       Over 6        Over 1
                                                  3         months       months         year
                                                months     through       through       through      Over 5
                                               or less     6 months     12 months      5 years       years
                                             ----------    --------     ---------     ---------    ---------
Interest-earning Assets
        Loans                                 $  19,556    $  8,353      $ 16,028      $ 53,996     $  2,935
        Investments in debt and
             marketable equity securities        17,261       2,010         6,895        15,988        1,960
        Other interest-earning assets              --          --            --            --           --
                                              ---------    ---------     --------      --------     --------
Total Interest-earning Assets                 $  36,817    $  10,363     $ 22,923      $ 69,984     $  4,895
                                              ---------    ---------     --------      --------     --------
                                              ---------    ---------     --------      --------     --------
Interest-bearing Liabilities
        Savings, NOW, and money
             market accounts                  $  51,368        --            --            --           --
        Time deposits                            21,148       14,558       13,176        18,771           41
        Federal funds purchased                   3,500        --            --            --           --
        Securities sold under
             agreements to repurchase               150           99         --             100         --
        Note payable                                150        --            --            --           --
                                              ---------    ---------     --------      --------     --------
Total Interest-bearing Liabilities            $  76,316    $  14,657     $ 13,176      $ 18,871     $     41
                                              ---------    ---------     --------      --------     --------
                                              ---------    ---------     --------      --------     --------
Gap by Period                                 $ (39,499)   $  (4,294)    $  9,747      $ 51,113     $  4,854
                                              ---------    ---------     --------      --------     --------
                                              ---------    ---------     --------      --------     --------
Cumulative Gap                                $ (39,499)   $ (43,793)    $(34,046)     $ 17,067     $ 21,921
                                              ---------    ---------     --------      --------     --------
                                              ---------    ---------     --------      --------     --------

As indicated in this table, Illini operates on a short-term basis similar to most other financial institutions, as its liabilities, with savings and NOW accounts included, typically reprice more quickly than its assets. However, the process of asset/liability management in a financial institution is dynamic and subject to economic events not easily predicted. Illini believes its current asset/liability management program will allow adequate reaction time for trends in the market place as they occur, minimizing the negative impact of such trends on net interest margins.

In the first quarter of 1994, the management of Illini made a decision to sell several available for sale debt securities and reinvest the proceeds into marketable equity securities held in professionally managed collective investment funds which are managed by the Piper Trust Funds, Inc. The two types of funds in which Illini has invested are the short duration fund and the intermediate duration fund with approximately 80% of the investment in the short duration fund. The decision to invest in these funds was primarily to help hedge the interest rate risk associated with Illini's liability sensitive balance sheet in a rising rate environment. Management believes this type of strategy will soften the impact of a shrinking net interest margin as interest rates increase.

EFFECTS OF INFLATION

The effects of inflation on financial institutions are different from the effects on other commercial enterprises since financial institutions make few significant capital or inventory expenditures which are directly affected by changing prices. Because bank assets and liabilities are virtually all monetary in nature, inflation does not affect a financial institution as much as changes in interest rates. The general level of inflation does, in fact, underlie the general level of most interest rates, however, interest rates do not increase at the rate of inflation as do the prices of goods and services. Rather, interest rates react more to the changes in the expected rate of inflation and to changes in monetary and fiscal policy.

Inflation, however, does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain appropriate capital to asset ratios.

PART II.  OTHER INFORMATION

                       ILLINI CORPORATION AND SUBSIDIARY
                                  MARCH 31, 1995

Item 1  LEGAL PROCEEDINGS

        Various legal claims have arisen in the normal course of business, which, in the opinion of Illini management and legal counsel, will not result in any material liability to Illini.

Item 2  CHANGES IN SECURITIES - none

Item 3  DEFAULTS UPON SENIOR SECURITIES - none

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The election of six Directors, each of whom is to hold office for a term of three years and until their successors have been duly elected and qualified.

        The matter of the election of directors brought to a vote before the shareholders was approved by a consenting majority at Illini's Annual Meeting held on April 20, 1995.

Item 5  OTHER INFORMATION - none

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

             (A)  Reports on Form 8-K

             There were no reports on Form 8-K filed for the quarter ended March 31, 1995.

                       ILLINI CORPORATION AND SUBSIDIARY
                                  MARCH 31, 1995

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Illini Corporation by



- ------------------------                    ------------
Burnard McHone                               Date signed
President



- ------------------------                     -----------
Jeffrey A. Cole                              Date signed
Chief Financial Officer