Form 10-Q
period 1995-06-30
ILLINI CORP
filed 1995-08-14
CIK 730037

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549


                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended           June 30, 1995
                    ------------------------------
Commission file number           0-13343
                       ---------------------------

                             Illini Corporation
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                 37-1135429
----------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  identification No.)

120 Chatham South Road     Springfield,  Illinois   62704
----------------------------------------------------------------------------
(Address of principal executive offices)         (Zip Code)

                               (217) 787-1651
----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

----------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes   X    No
                                                           ----      ----
            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.                     Yes         No
                                                           ----       ----
                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       448,456 shares of $10 par value common stock as of July 31, 1995

                            ILLINI CORPORATION
                            INDEX TO FORM 10-Q
                                June 30, 1995

                                                                  Page
PART I.    FINANCIAL INFORMATION

    Item 1.   Consolidated Financial Statements

              Consolidated Balance Sheets                                3
                June 30, 1995 and December 31, 1994

              Consolidated Statements of Income                          4
                Six and Three Months Ended June 30, 1995 and 1994

              Consolidated Statements of Cash Flows                      5
                Six Months Ended June 30, 1995 and 1994

              Notes to Consolidated Financial Statements                 6

    Item 2. Management's Discussion and Analysis                         8
             of Financial Condition and Results
             of Operations

PART II.   OTHER INFORMATION                                            15

SIGNATURE PAGE                                                          16

                          ILLINI CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                         June 30, 1995 and December 31, 1994
                                   (Unaudited)

                                                                              June 30          December 31,
                                                                               1995                1994
                                                                          -------------      --------------
ASSETS:
  Cash and due from banks                                                 $   5,307,510      $    7,637,207
  Federal funds sold                                                          6,345,000             125,000
                                                                          -------------      --------------
    Cash and cash equivalents                                                11,652,510           7,762,207
  Investment in debt and marketable equity securities:
    Available for sale, at market value                                      19,996,096          33,043,332
    Held to maturity, at amortized cost, estimated market value of $10,537,033 and $9,219,143 at June 30, 1995 and
      December 31, 1994, respectively                                        10,476,739          10,752,195
                                                                          -------------      --------------
                                                                             30,472,835          43,795,527
                                                                          -------------      --------------
  Loans                                                                     105,960,548          99,068,300
    Less:
      Unearned discount and loan fees                                           312,569             323,544
      Reserve for possible loan losses                                        1,471,289           1,546,834
                                                                          -------------      --------------
        Loans, net                                                          104,176,690          97,197,922
                                                                          -------------      --------------
  Premises and equipment                                                      4,122,890           4,163,748
  Accrued interest receivable                                                 1,622,177           1,519,771
  Other assets                                                                1,511,621           2,072,348
                                                                          -------------      --------------
                                                                          $ 153,558,723      $  156,511,523
                                                                          -------------      --------------
                                                                          -------------      --------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Noninterest-bearing demand deposits                                        19,479,885          21,668,476
  Interest-bearing deposits:
    NOW and money market accounts                                            28,775,614          30,417,135
    Savings deposits                                                         20,989,455          23,097,415
    Time deposits, $100,000 and over                                         14,299,672          16,081,765
    Other time deposits                                                      54,071,343          45,938,684
                                                                          -------------      --------------
        Total deposits                                                      137,615,969         137,203,475

  Federal funds purchased                                                             0           4,165,000
  Securities sold under agreements to repurchase                                605,161             641,419
  Accrued interest payable                                                      850,167             715,899
  Note payable                                                                        0             500,000
  Other liabilities                                                             721,159             752,863
                                                                          -------------      --------------
        Total liabilities                                                   139,792,456         143,978,656
                                                                          -------------      --------------
  Shareholders' equity:
    Common stock-authorized 800,000 shares of $10
      par value; 448,456 shares issued and outstanding at
      June 30, 1995 and December 31, 1994                                     4,484,560           4,484,560
    Capital surplus                                                           1,885,913           1,885,913
    Retained earnings                                                         7,521,177           7,235,535
    Net fair value adjustment for investments in debt and
      marketable equity securities available for sale, net of tax              (125,383)         (1,073,141)
                                                                          -------------      --------------
        Total shareholders' equity                                           13,766,267          12,532,867
                                                                          -------------      --------------
                                                                          $ 153,558,723      $  156,511,523
                                                                          -------------      --------------
                                                                          -------------      --------------

        See accompanying notes to interim consolidated financial statements.

                           ILLINI CORPORATION AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF INCOME
               For the Six and Three Months Ended June 30, 1995 and 1994
                                   (Unaudited)

                                                       1995                       1994
                                            -------------------------     ---------------------
                                             6 Months      3 Months        6 Months    3 Months
                                            -----------   -----------     ----------   --------
Interest income:
  Interest and fees on loans                 $4,529,907    $2,341,633     $4,494,619   $2,236,322
  Interest on investment securities:
    Taxable                                     869,870       407,200        900,716      476,324
    Exempt from Federal income taxes            251,285       124,755        216,323      112,251
  Interest on short term investments             36,826        31,270         57,854       16,586
                                             ----------    ----------     ----------   ----------
        Total interest income                 5,687,888     2,904,858      5,669,512    2,841,483
                                             ----------    ----------     ----------   ----------
Interest expense:
  Interest on deposits                        2,407,352     1,270,241      2,089,619    1,045,803
  Interest on Federal funds purchased            33,108        11,244         11,916        6,417
  Interest on securities sold under
    agreements to repurchase                     22,443        11,621         25,320       13,645
  Interest on note payable                        9,035           739         42,949       20,716
                                             ----------    ----------     ----------   -----------
        Total interest expense                2,471,938     1,293,845      2,169,804     1,086,581
                                             ----------    ----------     ----------   -----------
        Net interest income                   3,215,950     1,611,013      3,499,708     1,754,902

Provision for possible loan losses               60,000        30,000        120,000        60,000
                                             ----------    ----------     ----------   -----------

        Net interest income after provision
             for possible loan losses         3,155,950     1,581,013      3,379,708     1,694,902

Noninterest income                              781,176       391,757        704,906       380,250

Noninterest expense                           3,299,078     1,656,925      3,207,378     1,594,983
                                             ----------    ----------     ----------   -----------
        Income before income taxes              638,048       315,845        877,236       480,169

Income tax expense                              150,600        80,500        243,000       158,500
                                             ----------    ----------     ----------   -----------
        Net income                           $  487,448    $  235,345     $  634,236   $   321,669
                                             ----------    ----------     ----------   -----------
                                             ----------    ----------     ----------   -----------

Income per common share (based on
  weighted average common shares
  outstanding of 448,456 for 1995 and
  1994):                                    $      1.09   $      0.52     $     1.41   $      0.72
                                             ----------    ----------     ----------   -----------
                                             ----------    ----------     ----------   -----------

      See accompanying notes to interim consolidated financial statements.

                      ILLINI CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 1995 and 1994
                                 (Unaudited)

                                                                          1995            1994
                                                                    -------------   --------------
Cash flows from operating activities:
  Net income                                                        $     487,448   $      634,236
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                       243,264          228,409
      Provision for possible loan losses                                   60,000          120,000
      Securities losses, net                                                4,036           29,464
      Increase in accrued interest receivable                            (102,406)        (126,343)
      Increase in accrued interest payable                                134,268           18,102
      Other, net                                                         (144,021)        (228,637)
  Origination of secondary market mortgage loans                       (3,120,496)      (9,647,549)
  Proceeds from the sale of secondary market mortgage loans             2,662,215       10,703,309
                                                                    -------------   --------------
        Net cash provided by operating activities                         224,308        1,730,991
                                                                    -------------   --------------
Cash flows from investing activities:
  Proceeds from sales of debt and marketable equity securities
    available for sale                                                 13,409,069        8,068,255
  Proceeds from maturities and paydowns of debt securities
    available for sale                                                  1,236,014        4,476,953
  Proceeds from maturities and paydowns of debt securities
    held to maturity                                                      235,000           30,000
  Purchases of debt and marketable equity securities
    available for sale                                                   (287,573)     (18,267,496)
  Purchases of debt and marketable equity securities
    held to maturity                                                            0       (1,856,429)
  Net (increase) decrease in loans                                     (6,580,487)       2,524,910
  Purchases of premises and equipment                                    (156,786)        (210,594)
  Proceeds from sales of other real estate                                301,328           57,156
                                                                    -------------   --------------
        Net cash  provided by (used in) investing activities            8,156,565       (5,177,245)
                                                                    -------------   --------------
Cash flows from financing activities:
  Net decrease in noninterest-bearing deposit accounts                 (2,188,591)      (2,671,623)
  Net increase (decrease) in savings, NOW and money market accounts    (3,749,481)       3,727,751
  Net decrease in time deposits $100,000 and over                      (1,782,093)      (1,836,395)
  Net increase (decrease) in other time deposits                        8,132,659       (2,529,564)
  Net increase (decrease) in Federal funds purchased                   (4,165,000)         245,000
  Net increase (decrease) in securities sold under
    agreements to repurchase                                              (36,258)          82,270
  Principal payments on note payable                                     (500,000)        (425,000)
  Dividends paid                                                         (201,806)         (78,480)
                                                                    -------------   --------------
        Net cash used in financing activities                          (4,490,570)      (3,486,041)
                                                                    -------------   --------------

Net increase (decrease) in cash and cash equivalents                    3,890,303       (6,932,295)

Cash and cash equivalents at beginning of period                        7,762,207       12,205,523
                                                                    -------------   --------------

Cash and cash equivalents at end of period                          $  11,652,510   $    5,273,228
                                                                    -------------   --------------
                                                                    -------------   --------------
Supplemental Information:
  Income taxes paid                                                 $     100,000   $      440,000
  Interest paid                                                     $   2,337,670   $    2,151,702
                                                                    -------------   --------------
                                                                    -------------   --------------
Other non-cash investing activities:
  Transfer of loans to other real estate                            $      43,495   $      124,534
                                                                    -------------   --------------
                                                                    -------------   --------------

       See accompanying notes to interim consolidated financial statements.

                          ILLINI CORPORATION
        Notes to Interim Consolidated Financial Statements (Unaudited)
                            June 30, 1995


(1) BASIS OF PRESENTATION

    The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(2) NONINTEREST INCOME AND EXPENSE

    Details of noninterest income and expense for the six and three months ended June 30, 1995 and 1994 are as follows:

                                         1995                   1994
                                 ----------------------  -----------------------
                                  6 Months    3 Months    6 Months     3 Months
                                 ----------  ----------  ----------  -----------
Noninterest income:
  Service charges on deposits    $  531,823  $  264,637  $  509,005   $  262,814
  Securities losses, net             (4,036)     (4,036)    (29,464)      16,105
  Mortgage loan servicing fees       77,540      37,753      73,045       39,399
  Gain on sale of mortgage loans     26,804      17,508      76,645       13,041
  Other income                      149,045      75,895      75,675       48,891
                                 ----------  ----------  ----------   ----------
    Total noninterest income     $  781,176  $  391,757  $  704,906   $  380,250
                                 ----------  ----------  ----------   ----------
                                 ----------  ----------  ----------   ----------
Noninterest expense:
  Salaries and employee benefits $1,566,382  $  793,082  $1,532,972   $  759,792
  Occupancy and equipment
   expense                          499,794     249,478     500,700      258,378
  Data processing                   184,090      88,767     173,844       82,022
  Insurance                          20,436       8,150      19,826       11,150
  Directors' fees                    76,200      44,600      63,810       32,425
  Professional fees                 115,052      53,968     160,880       65,241
  Regulatory fees                   165,541      82,727     169,914       85,798
  Supplies                           75,166      29,070      75,359       34,375
  Other expense                     596,417     307,083     510,073      265,802
                                 ----------  ----------  ----------   ----------
    Total noninterest expense    $3,299,078  $1,656,925  $3,207,378   $1,594,983
                                 ----------  ----------  ----------   ----------
                                 ----------  ----------  ----------   ----------

(3) NEW ACCOUNTING STANDARDS

    Effective January 1, 1995 the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan: (SFAS 114) and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures" (SFAS 118) which amends SFAS 114.

    SFAS 114 (as amended by SFAS 118) defines the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms have been modified in troubled debt restructurings ("a restructured loan"). Specifically, a loan is considered impaired when it is probable a creditor will be unable to collect all amounts due -- both principal and interest - according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are required to be discounted at the loan's effective interest rate. Alternatively, impairment can be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the measurement method used historically, SFAS No. 114 requires a creditor to measure impairment based on the fair value of the collateral when the creditor determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flow at the loan's effective rate of interest as stated in the original loan agreement.

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

    The impact of initially applying SFAS 114 and SFAS 118 had no significant impact on the Company's consolidated financial position or results of operations.

                    ILLINI CORPORATION AND SUBSIDIARY
          For the Six and Three Months Ended June 30, 1995 and 1994
                  Management's Discussion and Analysis of
              Financial Condition and Results of Operations

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

On July 13, 1995, the Bank entered into an agreement with the Security National Bank of Witt whereby the Security National Bank agrees to purchase the assets and assume the deposit liabilities of Illini Bank's Coffeen branch. As of June 30, 1995, the Coffeen branch had approximately $7,522,000 in assets and approximately $12,493,000 in liabilities. The Security National Bank is in the process of filing the appropriate applications with the proper regulatory authorities. Given regulatory approval, Illini's management expects the transaction to be consummated in late 1995 or early 1996 resulting in a gain of approximately $600,000.

FINANCIAL CONDITION

Total assets decreased from $156,511,523 at December 31, 1994, to $153,558,723 at June 30, 1995. This represents a decrease of $2,952,800 or 1.89% for the six month period. The decrease in total assets is attributable to a decrease in both investment in debt and marketable equity securities and federal funds purchased.

Investment in debt and marketable equity securities decreased $13,322,692 or 30.42% from December 31, 1994 to June 30, 1995. Illini restructured its investment portfolio by selling several investments in debt securities in the available for sale category and reinvesting the proceeds into marketable equity securities held in a professionally managed collective investment fund. In early 1995, the funds changed its portfolio managers and hence changed the investment strategy with which the management of Illini did not agree. As a result, Illini decided to liquidate the funds in the second quarter of 1995. Proceeds received from the sale totaled $10,176,737 resulting in a net loss of $39,625. Also, Illini decided to sell longer term available for sale mortgage backed securities in an effort to reduce the short term borrowing position of the Bank.

Net loans increased $6,978,768 or 7.18% from December 31, 1994. This increase is primarily a result of an increase in the indirect loan portfolio as well as the funding of several large commercial and commercial real estate loans. These loans were funded from the liquidity generated from the investment portfolio, net of the repayment of $4,165,000 in federal funds purchased.

Additionally, Federal funds sold increased as a result of the liquidation of the investment portfolio. As short term rates remain artificially high, Illini intends to use these short term investments to maximize interest income as well as provide viable source of liquidity.


Total deposits increased slightly during the first six months of 1995. Total deposits increased $412,494 or .30% from December 31, 1994 to June 30, 1995. Significant decreases however, occurred in non-
interest bearing demand deposits, NOW and money market accounts, and savings deposits as well as time deposits, $100,000 and over. A notable increase
however, was recognized in the other time deposits.   As interest rates
increased during the first six months of the year, Illini's deposit structure shifted from lower cost deposits including, NOW, money market and savings to time certificates as a result of a widening interest rate gap between these deposit products. The decrease in the noninterest-bearing deposits was a direct result of a decrease in public fund deposits and retail deposits from their generally higher year end totals. Volatile liabilities in the form of time deposits, $100,000 and over decreased $1,782,093 or 11.08%, as Illini chose not to aggressively bid for such funds.

Also during 1995, Illini continued its plan to reduce the Company's debt. On April 20, 1995, Illini retired its note payable, leaving the parent company debt fee.

RESULTS OF OPERATIONS

Illini recorded earnings of $487,448 and $235,345 for the six month and three month periods ended June 30, 1995, respectively compared to $634,236 and $321,669 for the same periods in 1994. On a per share basis income was $1.09 for the six months ended June 30, 1995 as compared to $1.41 for the six months ended June 30, 1994, a decrease of $0.32. Income on a per share basis decreased $0.20 for the three months ended June 30, 1995 as compared to the three month period ended June 30, 1994. The annualized return on assets and return on shareholders' equity for the six months ended June 30, 1995 was
 .63% and 7.41% respectively . This compares to an annualized return on assets and return on shareholders' equity for the same period in 1994 of
 .80% and 10.04% respectively.

The decrease in net income is attributable to the decrease in net interest income, Illini's primary source of earnings. Illini's net interest income, the difference between interest income and interest expense continues to decrease. Net interest income decreased by $283,758 to $3,215,950 for the first half of 1995 compared to the first half of 1994 and decreased $143,889 for the three months ending June 30, 1995 compared to the same period in 1994. Illini's net interest margin decreased .15% from 4.66% for the six months ended June 30, 1994 to 4.51% for the six months ended June 30, 1995. During 1994 and early 1995, the Federal Open Market Committee increased interest rates in an effort to control inflation and slow down the economy. The impact of the increase in rates not only produced an increase in rates associated with investment securities, but also caused financial institutions to raise the prime lending rate from 6% to 9%. As interest rates increased, so also did deposit rates. During the first quarter several new financial institutions began offering above market rate deposit products in an effort to increase and maintain marketshare within the Springfield area. This caused Illini to react in a similar fashion by also increasing deposit rates to diminish the erosion of Illini's deposit base. On the other hand, Illini had a large portion of its commercial loan portfolio in adjustable rate and short term operating loans tied to the Bank's prime lending rate. Unfortunately, competition forced Illini to renegociate lower interest rate terms with its borrowers. Illini was faced with either renegociating the interest rate terms or having the borrowers refinance with other institutions leaving Illini to reinvest the payoff proceeds into even lower yielding investment securities. As these interest rate increases have stabilized, Illini's net interest margin has begun to increase. As opportunity allows, Illini will continue to restructure both the loan and investment portfolio in an effort to maximize the net interest margin. While Illini does not expect the net interest margin to increase to levels achieved during the declining interest rate environment experienced in 1992 and 1993, management anticipates a gradual increase in the net interest margin throughout the remainder of 1995.

Interest income increased $18,376 and $63,375 for the six and three month periods ended June 30, 1995 compared to the same periods in 1994. Interest income also increased $121,828 in the second quarter of 1995 as compared to first quarter of 1995. While interest rates increased during 1994 and 1995, average earning assets decreased at a faster pace than interest rates causing a decrease in interest income during the first quarter. As higher yielding loan growth increased during 1995, interest income continued to increase producing higher levels of income in the second quarter.

Interest expense has increased $302,134 and $207,264 for the six and three month periods ended June 30, 1995 compared to the same periods in 1994. As previously mentioned, in the first quarter of 1995, Illini realized a shift from lower cost interest bearing transaction accounts, money market accounts, and savings deposits into higher cost time deposits resulting in the significant increase in interest expense. While Illini experienced a reduction in both interest earning assets and interest bearing liabilities, interest bearing liabilities continue to reprice at higher interest rate levels as compared to the corresponding interest earning assets. The effect of which is a reduction in net interest income.

Other real estate included in other assets decreased from $623,916 at December 31, 1994 to $394,904 at June 30, 1995. This decrease is largely due to the sale of other real estate in the first half of 1995. Proceeds received from this sale totaled $301,328, resulting in a gain of $28,820, which is included in other noninterest income on the consolidated statements of income.

Net charge offs for the first six months of 1995 were $135,546 compared to $13,645 for the same period in 1994, an increase of $121,901. Nonperforming loans decreased, $197,000 or 19.18% from $1,027,000 at December 31, 1994 to $830,000 at June 30, 1995. The reserve for possible loan losses as a percentage of nonperforming loans was 177.26% at June 30, 1995, a significant improvement over 150.62% attained at December 31, 1994. As the quality of assets improves, the need for an increased provision for possible loan losses has diminished. The provision for possible loan losses was $60,000 for the six month period ended June 30, 1995, compared to $120,000 for the same period in 1994. The provisions for 1995 and 1994 are results of management's efforts to maintain the reserve for possible loan losses at targeted levels, adequate for the risks associated with the loan portfolio, and to do so in a regular fashion throughout the year. Management will continue to analyze the adequacy of the reserve for possible loan losses on a quarterly basis and will continue to make provisions to the reserve for possible loan losses as deemed necessary.

Noninterest income increased $76,270 and $11,507 for the six and three month periods ended June 30, 1995, as compared to the same periods in 1994.
Service charges on deposits continue to increase and servicing fees associated with the FNMA fixed rate loan program remain strong through the first half of 1995. Other income increased $73,370 from the six month period ended June 30, 1995 as compared to the six month period ended June 30, 1994. During 1995, Illini instituted a new credit card program which generated merchants fees totaling $14,193. Illini also recognized a net gain of $28,820 from the sale of other real estate during the first six months of 1995. In addition, Illini recognized increases in safe deposit rental income, line of credit fees, and a one time recovery of loan fees previously deemed uncollectable. Illini also recognized net securities losses of $4,036 in conjunction with the liquidation and restructuring of the investment portfolio.

Noninterest expense increased $91,700 for the six month period and $61,942 for the three month period ended June 30, 1995, compared to the same periods in 1994. Increases in expenses have been recognized in salaries and employee benefits, data processing,, insurance, and directors fees. Other expenses which includes marketing and promotions also increased in the first six months of 1995 as a result of management's continuing effort to increase the market share of Illini Bank. Offsetting these increases, Illini experienced a decrease in occupancy and equipment expense, professional fees, regulatory fees, and supplies in the first half of 1995 as compared to the same period in 1994. The decrease in professional fees is a direct result of a decrease in legal fees. As a result of an improvement in the quality of the loan portfolio and a reduction in delinquent loans, legal fees have diminished.

Lower income taxes for 1995 are the result of a decrease in Federal and state taxable income recorded in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet the enterprise's needs for cash. Liquidity has both short term and long term aspects, and involves both internal and external sources of cash.

Internal sources of cash for Illini include cash and cash equivalents, which also include Federal funds sold. External sources of cash include principal collected on loans and new customer deposits, as well as investment maturities and sales.

During the first quarter of 1994, the Board of Directors of Illini approved a resolution to adopt the payment of quarterly dividends. Prior to 1994, Illini's policy was to pay a dividend once annually. In keeping with this policy, the Board of Directors declared and paid a regular quarterly dividend of 22.5 cents per share in both the first and second quarter of 1995. On July 26, 1995 the Board of Directors also declared a third quarter dividend payable to shareholders of record August 31, 1995 payable on September 15, 1995 in the amount of 22.5 cents per share.

The consolidated statements of cash flows shows cash provided by and used in Illini's operating, investing and financing activities. As the statements reflects, Illini had a net increase in cash and cash equivalents of $3,890,303 for the six months ended June 30, 1995 as compared to net decrease in cash and cash equivalents of $6,932,295 for the six months ended June 30, 1994. Net cash provided by operating activities was $224,308 in 1995 compared to $1,730,991 in 1994. Net cash provided by investing activities was $8,156,565 in 1995 as compared with net cash used in investing activities of $5,177,245 in 1994. This reflects the substantial decrease in net investments as a result of the liquidation of the marketable equity securities as well as the proceeds received from the sale of available for sale mortgage back securities and maturities within the portfolio. Net cash provided by the proceeds from the investment portfolio was offset by the net increase in loans of $6,580,487. Net cash used in financing activities was $4,490,570 for the six month period ending June 30, 1995 compared to net cash used in financing activities of $3,486,041 for the same period in 1994. The negative cash flow from financing activities for 1995 is the result of a decrease in federal funds purchased, time deposits, $100,000 and over, and the retirement of the note payable. In addition, Illini recognized a shift from noninterest-bearing deposits and lower cost deposits including NOW, money market and savings accounts to other time deposits.

The cash flow statement is a valuable management tool for determining cash needs. Management believes that the numbers reflected therein indicate that Illini is currently able to meet its cash needs. Management also anticipates that Illini will be able to meet future cash needs through careful planning and monitoring using the cash flow statement and other management tools.

Capital levels and ratios are tracked by bank regulators and analysts as indicators of capital adequacy. Illini's capital to asset ratio which excludes the net fair value adjustment for investments in debt and marketable equity securities available for sale, net of tax was 9.05% at June 30, 1995 and 8.70% at

December 31, 1994. Illini has looked primarily to retained earnings to build its capital. Management anticipates that any future cash dividends will be modest, to the extent that they will allow Illini to maintain adequate capital levels.

The Federal Reserve Board established risk-based capital guidelines for bank holding companies effective March 15, 1989. The guidelines define Tier 1 Capital and Total Capital. Tier 1 Capital consists of common and qualifying preferred stockholder's equity and minority interests in equity accounts of consolidated subsidiaries, less goodwill and 50% of investments in unconsolidated subsidiaries. Total Capital consists of, in addition to Tier 1 Capital, mandatory convertible debt, preferred stock not qualifying as Tier 1 Capital, subordinated and other qualifying term debt and a portion of the reserve for possible loan losses less the remaining 50% of investments in unconsolidated subsidiaries. The Tier 1 component must comprise at least 50% of qualifying Total Capital. Risk-based capital ratios are calculated with reference to risk-weighted assets, which include both on-and-off balance sheet exposures. As of December 31, 1992, the minimum required qualifying total capital ratio is 8%, of which at least 4% must consist of Tier 1 Capital.


As of June 30,1995, Illini and the Bank are in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with the risk-based capital guidelines.

Effective December 19, 1992, as mandated by the Federal Deposit Insurance Corporation Improvement Act, insured depository institutions such as the Bank are classified into one of five capital zones based on the institution's capital levels.

                                           Minimum Capital Ratios
                                 -------------------------------------------
                                    Total         Tier 1            Tier 1
                                 risk-based     risk-based         leveraged
                                    ratio         ratio              ratio
                                 -----------    ----------        ----------
Well capitalized                     10%            6%                5%
Adequately capitalized                8             4                 4
Undercapitalized                    < 8           < 4               < 4
Significantly undercapitalized      < 6           < 3               < 3
Critically undercapitalized           *             *                 *

* A critically undercapitalized institution is defined as having a tangible equity to total assets ratio of 2% or less. The capital levels maintained by an insured depository institution are/will be used in determining the institutions ability to act without prior consent of the FDIC in areas such as dividend payments, compensation, and material transactions, etc. The capital zone of an institution also determines the insurance premium which is assessed thereon. At June 30, 1995, the Bank's total risk-based capital ratio was 13.91%. The Bank's tier 1 risk-based capital ratio and tier 1 leveraged ratio was 13.80%. Based upon these capital ratios, the Bank is considered "well capitalized."

INTEREST RATE SENSITIVITY

Interest rate sensitivity is a function of the repricing characteristics of a bank holding company's portfolio of interest-earning assets and interest-bearing liabilities. A bank holding company such as

Illini is sensitive to changes in interest rates when interest-earning assets and interest-bearing liabilities, which are due to reprice within a given time period, are not equal. Various interest sensitive assets and liabilities are responsive to market interest rate fluctuations to varying degrees, and this must be considered along with the quantity of assets and liabilities which will reprice within a given time period.

Illini's management regularly reviews its asset/liability strategy. At times, Illini will selectively mismatch the repricing of certain asset and liability time frames to take advantage of short-term interest rate swings.

The Bank controls its own asset/liability mix within the constraints of its individual loan and deposit structure. The Bank uses its investment portfolio in conjunction with its loan and deposit needs in an effort to maximize the benefits of investment decisions based upon consolidated tax, liquidity, and market concentration positions.

The asset/liability management process, which involves structuring the consolidated balance sheet to allow approximately equal amounts of assets and liabilities to reprice at the same time, is a dynamic process essential to minimize the effect of fluctuating interest rates on net interest income.

The following table reflects Illini's interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of June 30, 1995, individually and cumulatively, through various time horizons (in thousands of dollars):

                                         Contractual Repayment Schedule if Fixed Rate;
                                     Earliest Possible Repricing Interval if Floating Rate
                                        -----------------------------------------------
                                                  Over 3    Over 6    Over 1
                                           3      months    months     year
                                         months   through   through   through   Over 5
                                         or less  6 months  12 months 5 years   years
                                        --------  --------  --------- -------- --------
Interest-earning Assets
         Loans                          $ 20,047  $ 11,234  $ 18,379  $ 53,401 $  2,900
         Investments in debt and
           marketable equity securities    5,687     3,619     5,141    14,465    1,561
         Other interest-earning assets     6,345        --        --        --       --
                                        --------  --------  --------  -------- --------
Total Interest-earning Assets           $ 32,079  $ 14,853  $ 23,520  $ 67,866 $  4,461
                                        --------  --------  --------  -------- --------
                                        --------  --------  --------  -------- --------
Interest-bearing Liabilities
         Savings, NOW, and money
           market accounts              $ 49,765        --        --        --       --
         Time deposits                    19,302    11,221    21,939    15,785      124
         Federal funds purchased              --        --        --        --       --
            Securities sold under
            agreements to repurchase         355        --       150       100       --
                                        --------  --------  --------  -------- --------
Total Interest-bearing Liabilities      $ 69,422  $ 11,221  $ 22,089  $ 15,885 $    124
                                        --------  --------  --------  -------- --------
                                        --------  --------  --------  -------- --------
Gap by Period                           $(37,343) $  3,632  $  1,431  $ 51,981 $  4,337
                                        --------  --------  --------  -------- --------
                                        --------  --------  --------  -------- --------
Cumulative Gap                          $(37,343) $(33,711) $(32,280) $ 19,701 $ 24,038
                                        --------  --------  --------  -------- --------
                                        --------  --------  --------  -------- --------

As indicated in this table, Illini operates on a short-term basis similar to most other financial institutions, as its liabilities, with savings, NOW, and money market accounts included, typically reprice more quickly than its assets. However, the process of asset/liability management in a financial institution is dynamic and subject to economic events not easily predicted. During moderate interest rate movements, Illini believes its current asset/liability management program will allow adequate reaction time for trends in the market place as they occur, minimizing the negative impact of such trends on net interest margins. However, should significant interest rate changes occur over a short period of time, such as happened in 1994 and 1995, Illini's net interest margin will be subject to increased volatility

EFFECTS OF INFLATION

The effects of inflation on financial institutions are different from the effects on other commercial enterprises since financial institutions make few significant capital or inventory expenditures which are directly affected by changing prices. Because bank assets and liabilities are virtually all monetary in nature, inflation does not affect a financial institution as much as changes in interest rates. The general level of inflation does, in fact, underlie the general level of most interest rates, however, interest rates do not increase at the rate of inflation as do the prices of goods and services.
 Rather, interest rates react more to changes in the expected rate of inflation and to changes in monetary and fiscal policy.

Inflation, however, does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio.

PART II.  OTHER INFORMATION


                        ILLINI CORPORATION AND SUBSIDIARY
                                  June 30, 1995


Item 1  LEGAL PROCEEDINGS

          Various legal claims have arisen in the normal course of business, which, in the opinion of Illini management and legal counsel, will not result in any material liability to Illini.

Item 2  CHANGES IN SECURITIES - none

Item 3  DEFAULTS UPON SENIOR SECURITIES - none

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - none

Item 5  OTHER INFORMATION - none

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

          (A)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the quarter ended June 30, 1995.

                        ILLINI CORPORATION AND SUBSIDIARY
                                 June 30, 1995

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Illini Corporation by





-----------------------------                  ---------------------------
Burnard K. McHone                              Date signed
President






-----------------------------                  ---------------------------
Jeffrey A. Cole                                Date signed
Chief Financial Officer