Form 10-Q
period 1995-09-30
ILLINI CORP
filed 1995-11-14
CIK 730037

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended   September 30, 1995
                   --------------------

Commission file number           0-13343
                        -----------------

                               Illini Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                    37-1135429
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         identification No.)


            120 Chatham South Road     Springfield,  Illinois   62704
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (217) 787-1651
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                     Yes   X    No
                                                                  -----    -----



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       448,456 shares of $10 par value common stock as of October 31, 1995

                               ILLINI CORPORATION
                               INDEX TO FORM 10-Q
                               September 30, 1995

                                                                            Page
PART I.    FINANCIAL INFORMATION

     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets                                   3
                  September 30, 1995 and December 31, 1994

               Consolidated Statements of Income                             4
                  Nine and Three Months Ended September 30, 1995 and 1994

               Consolidated Statements of Cash Flows                         5
                  Nine Months Ended September 30, 1995 and 1994

               Notes to Consolidated Financial Statements                    6

     Item 2.   Management's Discussion and Analysis                          8
                  of Financial Condition and Results
                  of Operations

PART II.   OTHER INFORMATION                                                15

SIGNATURE PAGE                                                              16

                        ILLINI CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                                   (UNAUDITED)

                                                                          SEPTEMBER 30              December 31,
                                                                              1995                      1994
                                                                         -------------             -------------
ASSETS:
  Cash and due from banks                                                $   6,786,709             $   7,637,207
  Federal funds sold                                                         1,710,000                   125,000
                                                                         -------------             -------------
    Cash and cash equivalents                                                8,496,709                 7,762,207
  Investment in debt and marketable equity securities:
    Available for sale, at market value                                     18,782,334                33,043,332
    Held to maturity, at amortized cost, estimated market value of $10,587,753 and $9,219,143 at September 30, 1995 and
      December 31, 1994, respectively                                       10,458,862                10,752,195
                                                                         -------------             -------------
                                                                            29,241,196                43,795,527
                                                                         -------------             -------------
  Loans                                                                    110,398,259                99,068,300
    Less:
      Unearned discount and loan fees                                          334,813                   323,544
      Reserve for possible loan losses                                       1,439,664                 1,546,834
                                                                         -------------             -------------
        Loans, net                                                         108,623,782                97,197,922
                                                                         -------------             -------------
  Premises and equipment                                                     4,289,555                 4,163,748
  Accrued interest receivable                                                1,905,465                 1,519,771
  Other assets                                                               1,610,122                 2,072,348
                                                                         -------------             -------------
                                                                         $ 154,166,829             $ 156,511,523
                                                                         -------------             -------------
                                                                         -------------             -------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
  Noninterest-bearing demand deposits                                       20,369,890                21,668,476
  Interest-bearing deposits:
    NOW and money market accounts                                           27,353,178                30,417,135
    Savings deposits                                                        21,667,898                23,097,415
    Time deposits, $100,000 and over                                        13,698,586                16,081,765
    Other time deposits                                                     55,226,202                45,938,684
                                                                         -------------             -------------
        Total deposits                                                     138,315,754               137,203,475

  Federal funds purchased                                                            0                 4,165,000
  Securities sold under agreements to repurchase                               250,000                   641,419
  Accrued interest payable                                                     865,934                   715,899
  Note payable                                                                       0                   500,000
  Other liabilities                                                            775,141                   752,863
                                                                         -------------             -------------
        Total liabilities                                                  140,206,829               143,978,656
                                                                         -------------             -------------
  Shareholders' equity:
    Common stock-authorized 800,000 shares of $10
      par value; 448,456 shares issued and outstanding                       4,484,560                 4,484,560
    Capital surplus                                                          1,885,913                 1,885,913
    Retained earnings                                                        7,708,369                 7,235,535
    Net fair value adjustment for investments in debt and
      marketable equity securities available for sale, net of tax             (118,842)               (1,073,141)
                                                                         -------------             -------------
        Total shareholders' equity                                          13,960,000                12,532,867
                                                                         -------------             -------------
                                                                         $ 154,166,829             $ 156,511,523
                                                                         -------------             -------------
                                                                         -------------             -------------


      See accompanying notes to interim consolidated financial statements.

                        ILLINI CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
         FOR THE NINE AND THREE MONTHS ENDED SEPTEMBEr 30, 1995 and 1994
                                   (Unaudited)

                                                       1995                        1994
                                             -------------------------   -------------------------
                                               9 MONTHS      3 MONTHS      9 Months      3 Months
                                             -----------   -----------   -----------   -----------
Interest income:
  Interest and fees on loans                 $ 7,059,603   $ 2,529,696   $ 6,750,654   $ 2,256,035
  Interest on investment securities:
    Taxable                                    1,139,467       269,597     1,372,303       471,587
    Exempt from Federal income taxes             375,257       123,972       334,841       118,518
  Interest on short term investments             105,997        69,171        64,181         6,327
                                             -----------   -----------   -----------   -----------

        Total interest income                  8,680,324     2,992,436     8,521,979     2,852,467
                                             -----------   -----------   -----------   -----------

Interest expense:
  Interest on deposits                         3,727,179     1,319,827     3,159,053     1,069,434
  Interest on Federal funds purchased             33,108             0        38,295        26,379
  Interest on securities sold under
    agreements to repurchase                      29,053         6,610        37,262        11,942
  Interest on note payable                         9,035             0        62,848        19,899
                                             -----------   -----------   -----------   -----------

        Total interest expense                 3,798,375     1,326,437     3,297,458     1,127,654
                                             -----------   -----------   -----------   -----------

        Net interest income                    4,881,949     1,665,999     5,224,521     1,724,813

Provision for possible loan losses                90,000        30,000       180,000        60,000
                                             -----------   -----------   -----------   -----------

        Net interest income after provision
             for possible loan losses          4,791,949     1,635,999     5,044,521     1,664,813

Noninterest income                             1,230,496       449,320     1,095,408       390,502

Noninterest expense                            4,940,004     1,640,926     4,902,936     1,695,558
                                             -----------   -----------   -----------   -----------

        Income before income taxes             1,082,441       444,393     1,236,993       359,757

Income tax expense                               306,900       156,300       324,700        81,700
                                             -----------   -----------   -----------   -----------

        Net income                           $   775,541   $   288,093   $   912,293   $   278,057
                                             -----------   -----------   -----------   -----------
                                             -----------   -----------   -----------   -----------
Income per common share (based on
  weighted average common shares
  outstanding of 448,456 for 1995 and
  1994):                                     $      1.73   $      0.64   $      2.03   $      0.62
                                             -----------   -----------   -----------   -----------
                                             -----------   -----------   -----------   -----------


      See accompanying notes to interim consolidated financial statements.

                        ILLINI CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (UNAUDITED)

                                                                             1995                       1994
                                                                          ------------              ------------
Cash flows from operating activities:
  Net income                                                              $    775,541              $    912,293
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                            363,474                   348,197
      Provision for possible loan losses                                        90,000                   180,000
      Securities losses, net                                                     4,036                    30,829
      Increase in accrued interest receivable                                 (385,694)                 (308,833)
      Increase in accrued interest payable                                     150,035                     6,583
      Other, net                                                              (273,424)                 (393,670)
  Origination of secondary market mortgage loans                            (7,188,143)              (10,731,854)
  Proceeds from the sale of secondary market mortgage loans                  7,188,143                11,735,614
                                                                          ------------              ------------
        Net cash provided by operating activities                              723,968                 1,779,159
                                                                          ------------              ------------
Cash flows from investing activities:
  Proceeds from sales of debt and marketable equity securities
    available for sale                                                      13,409,069                12,079,367
  Proceeds from maturities and paydowns of debt securities
    available for sale                                                       2,478,079                 4,974,842
  Proceeds from maturities and paydowns of debt securitie
    held to maturity                                                           235,000                    30,000
  Purchases of debt and marketable equity securities
    available for sale                                                        (287,573)              (18,702,355)
  Purchases of debt and marketable equity securities
    held to maturity                                                                 0                (2,731,866)
  Net (increase) decrease in loans                                         (11,515,860)                2,835,843
  Purchases of premises and equipment                                         (420,851)                 (745,491)
  Proceeds from sale of premises and equipment                                       0                     3,750
  Proceeds from sales of other real estate                                     359,517                    62,263
                                                                          ------------              ------------
        Net cash  provided by (used in) investing activities                 4,257,381                (2,193,647)
                                                                          ------------              ------------
Cash flows from financing activities:
  Net decrease in noninterest-bearing deposit accounts                      (1,298,586)               (1,790,309)
  Net increase (decrease) in savings, NOW and money market accounts         (4,493,474)                1,267,573
  Net decrease in time deposits $100,000 and over                           (2,383,179)                 (533,976)
  Net increase (decrease) in other time deposits                             9,287,518                (3,707,906)
  Net increase (decrease) in Federal funds purchased                        (4,165,000)                  500,000
  Net decrease in securities sold under agreements
    to repurchase                                                             (391,419)                 (343,758)
  Principal payments on note payable                                          (500,000)                 (575,000)
  Dividends paid                                                              (302,707)                 (168,171)
                                                                          ------------              ------------
        Net cash used in financing activities                               (4,246,847)               (5,351,547)
                                                                          ------------              ------------

Net increase (decrease) in cash and cash equivalents                           734,502                (5,766,035)

Cash and cash equivalents at beginning of period                             7,762,207                12,205,523
                                                                          ------------              ------------
Cash and cash equivalents at end of period                                $  8,496,709              $  6,439,488
                                                                          ------------              ------------
                                                                          ------------              ------------
Supplemental Information:
  Income taxes paid                                                       $    123,000              $    565,000
  Interest paid                                                           $  3,648,340              $  3,290,875
                                                                          ------------              ------------
                                                                          ------------              ------------
Other non-cash investing activities:
  Transfer of loans to other real estate                                  $    191,495              $    124,534
                                                                          ------------              ------------
                                                                          ------------              ------------


      See accompanying notes to interim consolidated financial statements.

                               ILLINI CORPORATION
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                SEPTEMBER 30, 1995


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

     Results for the three and nine months ended September 30, 1995 are not indicative of the companies annual performance.

(2)  NONINTEREST INCOME AND EXPENSE
     Details of noninterest income and expense for the nine and three months ended September 30, 1995 and 1994 are as follows:

                                                     1995                          1994
                                           ------------------------      ------------------------

                                           9 MONTHS        3 MONTHS      9 Months        3 Months
                                           --------        --------      --------        --------
     Noninterest income:
       Service charges on deposits         $    795,648    $   263,825   $    789,196    $   280,191
       Securities losses, net                    (4,036)             0        (30,829)        (1,365)
       Mortgage loan servicing fees             118,743         41,203        112,891         39,846
       Gain on sale of mortgage loans            66,972         40,168         86,802         10,157
       Other income                             253,169        104,124        137,348         61,673
                                           ------------    -----------   ------------    -----------
           Total noninterest income        $  1,230,496    $   449,320   $  1,095,408    $   390,502
                                           ------------    -----------   ------------    -----------
                                           ------------    -----------   ------------    -----------
     Noninterest expense:
       Salaries and employee benefits      $  2,373,724    $   807,342   $  2,332,356    $   799,384
       Occupancy and equipment
           expense                              765,569        265,775        760,102        259,402
       Data processing                          280,161         96,071        260,245         86,401
       Insurance                                 27,327          6,891         29,332          9,506
       Directors' fees                          119,553         43,353        107,310         43,500
       Professional fees                        207,309         92,257        247,885         87,005
       Regulatory fees                          161,772         (3,769)       255,303         85,389
       Supplies                                 112,232         37,066        119,799         44,440
       Other expense                            892,357        295,940        790,604        280,531
                                           ------------    -----------   ------------    -----------
           Total noninterest expense       $  4,940,004    $ 1,640,926   $  4,902,936    $ 1,695,558
                                           ------------    -----------   ------------    -----------
                                           ------------    -----------   ------------    -----------

(3)       NEW ACCOUNTING STANDARDS

Effective January 1, 1995 the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan: (SFAS 114) and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan -Income Recognition and Disclosures" (SFAS 118) which amends SFAS 114.

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

                        ILLINI CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

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

On July 13, 1995, the Bank entered into an agreement with the Security National Bank of Witt whereby the Security National Bank of Witt agrees to purchase the assets and assume the deposit liabilities of Illini Bank's Coffeen branch. As of June 30, 1995, the Coffeen, Illinois branch had approximately $7,522,000 in assets and approximately $12,493,000 in liabilities. The Security National Bank of Witt is in the process of filing the appropriate applications with the proper regulatory authorities. Given regulatory approval, Illini's management expects the transaction to be consummated in late 1995 or early 1996 resulting in a gain of approximately $600,000.

FINANCIAL CONDITION

Total assets decreased from $156,511,523 at December 31, 1994, to $154,166,829 at September 30, 1995. This represents a decrease of $2,344,694 or 1.50% for the nine month period. The decrease in total assets is attributable to a decrease in both investment in debt and marketable equity securities and federal funds purchased, substantially offset by an increase in loans.

Investment in debt and marketable equity securities decreased $14,554,331 or 33.23% from December 31, 1994 to September 30, 1995. In 1994, Illini restructured its investment portfolio by selling several investments in debt securities in the available for sale category and reinvested the proceeds into marketable equity securities held in a professionally managed collective investment fund. In early 1995, the funds changed its portfolio managers and hence changed the investment strategy with which the management of Illini did not agree. As a result, Illini decided to liquidate the funds in the second quarter of 1995. Proceeds received from the sale totaled $10,176,737 resulting in a net loss of $39,625. Also, Illini decided to sell longer term available for sale mortgage backed securities in an effort to reduce the short term borrowing position of the Bank.

Net loans increased $11,425,860 or 11.76% from December 31, 1994. This increase is primarily a result of an increase in the indirect loan portfolio as well as the funding of several large commercial and commercial real estate loans. These loans were funded from the liquidity generated from the investment portfolio, net of the repayment of $4,165,000 in federal funds purchased.

Additionally, Federal funds sold increased as a result of the liquidation of the investment portfolio. As short term rates remain artificially high, Illini intends to use these short term investments to maximize interest income as well as provide viable source of liquidity.

Total deposits increased slightly during the first nine months of 1995. Total deposits increased $1,112,279 or .81% from December 31, 1994 to September 30, 1995. Significant decreases however, occurred in non-interest bearing demand deposits, NOW and money market accounts, and savings deposits as well as time deposits $100,000 and over. A notable increase however, was recognized in the
other time deposits.   As interest rates increased during the first nine months
of the year, Illini's deposit structure shifted from lower cost deposits including, NOW, money market and savings to time certificates as a result of a widening interest rate gap between these deposit products. The decrease in the noninterest-bearing deposits was a direct result of a decrease in public fund deposits and retail deposits from their generally higher year end totals. Volatile liabilities in the form of time deposits $100,000 and over decreased $2,383,179 or 14.82%, as Illini chose not to aggressively bid for such funds.

Also during 1995, Illini continued its plan to reduce the Company's debt. On April 20, 1995, Illini retired its note payable, leaving the parent company debt fee.

RESULTS OF OPERATIONS

Illini recorded earnings of $775,541 and $288,093 for the nine month and three month periods ended September 30, 1995, respectively compared to $912,293 and $278,057 for the same periods in 1994. On a per share basis income was $1.73 for the nine months ended September 30, 1995 as compared to $2.03 for the nine months ended September 30, 1994, a decrease of $0.30. Income on a per share basis increased $0.02 for the three months ended September 30, 1995 as compared to the three month period ended September 30, 1994. The annualized return on assets and return on shareholders' equity for the nine months ended September 30, 1995 was .67% and 7.83% respectively. This compares to an annualized return on assets and return on shareholders' equity for the same period in 1994 of .77% and 9.71% respectively.

The decrease in net income is attributable to the decrease in net interest income, Illini's primary source of earnings. Illini's net interest income, the difference between interest income and interest expense continues to decrease. Net interest income decreased by $342,572 to $4,881,949 for the first nine months of 1995 compared to the first nine months of 1994 and decreased $58,814 for the three months ending September 30, 1995 compared to the same period in 1994. Illini's net interest margin decreased .11 basis points from 4.71% for the nine months ended September 30, 1994 to 4.60% for the nine months ended September 30, 1995. During 1994 and early 1995, the Federal Open Market Committee increased interest rates in an effort to control inflation and slow down the economy. The impact of the increase in rates not only produced an increase in rates associated with investment securities, but also caused financial institutions to raise the prime lending rate from 6% to 9%. As interest rates increased, so also did deposit rates. During the first quarter several new financial institutions began offering above market rate deposit products in an effort to increase and maintain marketshare within the Springfield area. This caused Illini to react in a similar fashion by also increasing deposit rates to diminish the erosion of Illini's deposit base. Illini had a large portion of its commercial loan portfolio in adjustable rate and short term operating loans tied to the Bank's prime lending rate. Competition forced Illini to renegotiate lower interest rate terms with its borrowers. Illini was faced with either renegotiating the interest rate terms or having the borrowers refinance with other institutions leaving Illini to reinvest the payoff proceeds into even lower yielding investment securities. As these interest rate increases have stabilized, Illini's net interest margin has begun to increase. As opportunity allows, Illini will continue to restructure both the loan and investment portfolio in an effort to maximize the net interest margin. While Illini does not expect the net interest margin to increase to levels achieved during the declining interest rate environment experienced in 1992 and 1993, management anticipates a gradual increase in the net interest margin throughout the remainder of 1995.

Interest income increased $158,345 and $139,969 for the nine and three month
periods ended September 30, 1995 compared to the same periods in 1994.   During
1995, interest earning assets shifted to higher yielding loans. This shift coupled with higher interest rates produced an increase in interest income for the nine month period ending September 30, 1995 as compared to the same period in 1994.

Interest expense has increased $500,917 and $198,783 for the nine and three month periods ended September 30, 1995 compared to the same periods in 1994. As previously mentioned, in the first quarter of 1995, Illini realized a shift from lower cost interest bearing transaction accounts, money market accounts, and savings deposits into higher cost time deposits resulting in the significant increase in interest expense. While Illini experienced a reduction in both interest earning assets and interest bearing liabilities, interest bearing liabilities continue to reprice at higher interest rate levels as compared to the corresponding interest earning assets. The effect of which is a reduction in net interest income.

Other real estate included in other assets decreased from $623,916 at December 31, 1994 to $507,279 at September 30, 1995. This decrease is largely due to the sale of other real estate in the first nine months of 1995. Proceeds received from this sale totaled $359,517, resulting in a net gain of $82,074, which is included in other noninterest income on the consolidated statements of income.

Net charge offs for the first nine months of 1995 were $197,171 compared to $160,322 for the same period in 1994, an increase of $36,849. Nonperforming loans increased, $186,000 or 18.11% from $1,027,000 at December 31, 1994 to $1,213,000 at September 30, 1995. The reserve for possible loan losses as a percentage of nonperforming loans was 118.68% at September 30, 1995, as compared to 150.62% at December 31, 1994. The provision for possible loan losses was $90,000 for the nine month period ended September 30, 1995, compared to $180,000 for the same period in 1994. The provisions for 1995 and 1994 are results of management's efforts to maintain the reserve for possible loan losses at targeted levels, adequate for the risks associated with the loan portfolio, and to do so in a regular fashion throughout the year. Management will continue to analyze the adequacy of the reserve for possible loan losses on a quarterly basis and will continue to make provisions to the reserve for possible loan losses as deemed necessary.

Noninterest income increased $135,088 and $58,818 for the nine and three month periods ended September 30, 1995, as compared to the same periods in 1994. Service charges on deposits continue to increase and servicing fees associated with the FNMA fixed rate loan program remain strong through the first nine months of 1995. Other income increased $115,821 from the nine month period ended September 30, 1995 as compared to the nine month period ended September 30, 1994. During 1995, Illini instituted a new credit card program which generated merchants fees totaling $28,586. Illini also recognized a net gain of $82,074 from the sale of other real estate during the first nine months of 1995. In addition, Illini recognized increases in safe deposit rental income, line of credit fees, and a one time recovery of loan fees previously deemed uncollectable.

Illini also recognized net securities losses of $4,036 in conjunction with the liquidation and restructuring of the investment portfolio.

Noninterest expense increased $37,068 for the nine month period while decreasing $54,632 for the three month period ended September 30, 1995, compared to the same periods in 1994. Increases in expenses have been recognized in salaries and employee benefits, occupancy and equipment, data processing, and directors fees. Other expenses which includes marketing and promotions also increased in the first nine months of 1995 as a result of management's continuing effort to increase the market share of Illini Bank. Offsetting these increases, Illini experienced a decrease in insurance, professional fees, regulatory fees, and supplies in the first nine of 1995 as compared to the same period in 1994. The decrease in professional fees is a direct result of a decrease in legal fees.
As a result of an improvement in the quality of the loan portfolio and a reduction in delinquent loans, legal fees have diminished. In addition, regulatory fee decreased in the third quarter and year to date due to a refund of $86,207 in Federal Deposit Insurance Corporation insurance premiums as well as a reduction in future premiums as a result of the Federal Deposit Insurance Corporation insurance funding requirements.

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

During the first quarter of 1994, the Board of Directors of Illini approved a resolution to adopt the payment of quarterly dividends. Prior to 1994, Illini's policy was to pay a dividend once annually. In keeping with this policy, the Board of Directors declared and paid a regular quarterly dividend of 22.5 cents per share in the first, second, and third quarter of 1995. On October 25, 1995 the Board of Directors also declared a fourth quarter dividend payable to shareholders of record November 30, 1995 payable on December 15, 1995 in the amount of 22.5 cents per share.

The consolidated statements of cash flows shows cash provided by and used in Illini's operating, investing and financing activities. As the statements reflect, Illini had a net increase in cash and cash equivalents of $734,502 for the nine months ended September 30, 1995 as compared to net decrease in cash and cash equivalents of $5,766,035 for the nine months ended September 30, 1994. Net cash provided by operating activities was $723,968 in 1995 compared to $1,779,159 in 1994. Net cash provided by investing activities was $4,257,381 in 1995 as compared with net cash used in investing activities of $2,193,647 in 1994. This reflects the substantial decrease in net investments as a result of the liquidation of the marketable equity securities as well as the proceeds received from the sale of available for sale mortgage back securities and maturities within the portfolio. Net cash provided by the proceeds from the investment portfolio was offset by the net increase in loans of $11,515,860. Net cash used in financing activities was $4,246,847 for the nine month period ending September 30, 1995 compared to net cash used in financing activities of $5,351,547 for the same period in 1994.
The negative cash flow from financing activities for 1995 is the result of a decrease in federal funds purchased, time deposits, $100,000 and over, and the retirement of the note payable. In addition, Illini recognized a shift from noninterest-bearing deposits and lower cost deposits including NOW, money market and savings accounts to other time deposits.

The cash flow statement is a valuable management tool for determining cash needs. Management believes that the numbers reflected therein indicate that Illini is currently able to meet its cash needs. Management also anticipates that Illini will be able to meet future cash needs through careful planning and monitoring using the cash flow statement and other management tools.

Capital levels and ratios are tracked by bank regulators and analysts as indicators of capital adequacy. Illini's capital to asset ratio which excludes the net fair value adjustment for investments in debt and marketable equity securities available for sale, net of tax was 9.13% at September 30, 1995 and 8.70% at December 31, 1994. Illini has looked primarily to retained earnings to build its capital. Management anticipates that any future cash dividends will be modest, to the extent that they will allow Illini to maintain adequate capital levels.

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

As of September 30, 1995, Illini and the Bank are in compliance with the Tier 1 Capital ratio requirement and all other applicable regulatory capital requirements, as calculated in accordance with the risk-based capital guidelines.

Effective December 19, 1992, as mandated by the Federal Deposit Insurance Corporation Improvement Act, insured depository institutions such as the Bank are classified into one of five capital zones based on the institution's capital levels.

                                          Minimum Capital Ratios
                                     ---------------------------------
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
     Undercapitalized                   < 8        < 4         < 4
     Significantly undercapitalized     < 6        < 3         < 3
     Critically undercapitalized          *          *           *

     * A critically undercapitalized institution is defined as having a tangible equity to total assets ratio of 2% or less. The capital levels maintained by an insured depository institution are/will be used in determining the institutions ability to act without prior consent of the FDIC in areas such as dividend payments, compensation, and material transactions, etc. The capital zone of an institution also determines the insurance premium which is assessed thereon. At September 30, 1995, the Bank's total risk-based capital ratio was 13.42%. The Bank's tier 1 risk-based capital ratio and tier 1 leveraged ratio was 13.40%. Based upon these capital ratios, the Bank is considered "well capitalized."

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

The following table reflects Illini's interest rate gap (rate-sensitive assets minus rate-sensitive liabilities) analysis as of September 30, 1995, individually and cumulatively, through various time horizons (in thousands of dollars):

                                                 Contractual Repayment Schedule if Fixed Rate;
                                             Earliest Possible Repricing Interval if Floating Rate
                                             -----------------------------------------------------
                                                         Over 3    Over 6     Over 1
                                                 3       months    months      year
                                               months    through   through    through    Over 5
                                               or less   6 months  12 months  5 years     years
                                               -------   --------  ---------  -------     -----
Interest-earning Assets
     Loans                                     $ 22,138  $ 11,608  $ 16,776  $ 57,171  $  2,705
     Investments in debt and
        marketable equity securities              7,288     3,500     3,154    13,933     1,366
     Other interest-earning assets                1,710        --        --        --        --
                                               --------  --------  --------  --------  --------
Total Interest-earning Assets                  $ 31,136  $ 15,108  $ 19,930  $ 71,104  $  4,071
                                               --------  --------  --------  --------  --------
                                               --------  --------  --------  --------  --------
Interest-bearing Liabilities
     Savings, NOW, and money
        market accounts                        $ 49,021        --        --        --        --
     Time deposits                               15,523    11,625    26,307    15,242       228
     Federal funds purchased                         --        --        --        --        --
        Securities sold under
        agreements to repurchase                     --        --       150       100        --
                                               --------  --------  --------  --------  --------
Total Interest-bearing Liabilities             $ 64,544  $ 11,625  $ 26,457  $ 15,342  $    228
                                               --------  --------  --------  --------  --------
                                               --------  --------  --------  --------  --------
Gap by Period                                  $(33,408) $  3,483  $ (6,527) $ 55,762  $  3,843
                                               --------  --------  --------  --------  --------
                                               --------  --------  --------  --------  --------
Cumulative Gap                                 $(33,408) $(29,925) $(36,452) $ 19,310  $ 23,153
                                               --------  --------  --------  --------  --------
                                               --------  --------  --------  --------  --------

As indicated in this table, Illini operates on a short-term basis similar to most other financial institutions, as its liabilities, with savings, NOW, and money market accounts included, typically reprice more quickly than its assets. However, the process of asset/liability management in a financial institution is dynamic and subject to economic events not easily predicted. During moderate interest rate movements, Illini believes its current asset/liability management program will allow adequate reaction time for trends in the market place as they occur, minimizing the negative impact of such trends on net interest margins. However, should significant interest rate changes occur over a short period of time, such as happened in 1994 and 1995, Illini's net interest margin will be subject to increased volatility.


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

PART II.  OTHER INFORMATION


                        ILLINI CORPORATION AND SUBSIDIARY
                               September 30, 1995

Item 1    LEGAL PROCEEDINGS

          Various legal claims have arisen in the normal course of business, which, in the opinion of Illini management and legal counsel, will not result in any material liability to Illini.

Item 2    CHANGES IN SECURITIES - none

Item 3    DEFAULTS UPON SENIOR SECURITIES - none

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - none

Item 5    OTHER INFORMATION - none

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

          (A)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the quarter ended September 30, 1995.

                        ILLINI CORPORATION AND SUBSIDIARY
                               September 30, 1995

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Illini Corporation by





/s/ Burnard K. McHone                               11-9-95
---------------------                             -----------
Burnard K. McHone                                 Date signed
President and Acting Chief Financial Officer