Form 10KSB
period 1995-12-31
ILLINI CORP
filed 1996-03-28
CIK 730037

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                 FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1995
                        Commission file number 0-13343


                               ILLINI CORPORATION
                 (Name of small business issuer in its charter)

                                     Illinois
                             (State of Incorporation)
                            (I.R.S. Employer I.D. No.)
                                    37-1135429


                              120 South Chatham Road
                             Springfield, Illinois 62704
               (Address of principal executive offices and zip code)

                             Issuer's telephone number
                                   (217) 787-1651

              Securities registered pursuant to Section 12(b) of
                                the Exchange Act:
                                        None

              Securities registered pursuant to Section 12(g) of
                                the Exchange Act:
                   Common Stock, par value $10.00 per share
                                (Title and Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

The Registrant's revenues for fiscal year 1995 were $13,950,690.

The aggregate market value of such shares held by non-affiliates of the registrant was approximately $11,659,856 (based on the average of the bid and asked prices of securities traded by Dean Witter Reynolds Inc., Springfield, IL on March 1, 1996).

On March 1, 1996, 448,456 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement, with respect to the annual meeting of shareholders to be held on April 18, 1996, are incorporated by reference into
Part III.

TABLE OF CONTENTS
-----------------------------------------------------------------------------

PART I                                                     PAGE
1.   Description of Business . . . . . . . . . . . . . .     2
2.   Description of Properties . . . . . . . . . . . . .     6
3.   Legal Proceedings . . . . . . . . . . . . . . . . .     6
4.   Submission of Matters to a Vote of Security
       Holders . . . . . . . . . . . . . . . . . . . . .     6

PART II
5.   Market for Common Equity and Related
       Stockholder Matters . . . . . . . . . . . . . . .     7
6.   Management's Discussion and Analysis. . . . . . . .     7
7.   Financial Statements. . . . . . . . . . . . . . . .    19
8.   Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure  . . . . .    38

PART III
9.   Directors and Executive Officers of the
       Registrant  . . . . . . . . . . . . . . . . . . .    38
10.  Executive Compensation. . . . . . . . . . . . . . .    38
11.  Security Ownership of Certain Beneficial Owners
       and Management  . . . . . . . . . . . . . . . . .    38
12.  Certain Relationships and Related Transactions  . .    38
13.  Exhibits and Reports on Form 8-K  . . . . . . . . .    38

Signatures . . . . . . . . . . . . . . . . . . . . . . .    39

PART I
-----------------------------------------------------------------------------

ITEM 1. - BUSINESS

     Illini Corporation ("Illini"), a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of Illinois in 1983. Illini presently operates one wholly owned subsidiary bank, Illini Bank, with 17 locations throughout five counties in central Illinois.

     On August 4, 1993, Illini completed the sale of Peoples Bank of Springfield ("Peoples Bank") to an independent third party. At the date of sale, Peoples Bank had total assets of $8,080,000 and total deposits of $7,502,000. In conjunction with the transaction, Illini retained the West Edwards Street facility of Peoples Bank and the related deposits of this branch. Cash proceeds of $683,000 were realized from the sale of Peoples Bank. The sale did not have a material effect on Illini's consolidated results of operations for the year ended December 31, 1993.

     During 1993, the management of Illini performed a detailed feasibility study into the possibility of merging the four Illini subsidiaries into one bank, which revealed substantial cost savings that could be realized from a merger. The merger would provide a substantial reduction of the number of participation loans between the affiliates as well as the cost to maintain these loans. A reduction of data processing expense would also be realized through the bank mergers. Other factors, such as a centralization of the senior management as well as a reduction in the number of regulatory examinations and internal and external audits, offered cost savings to Illini. A merger of the banks would eliminate the need to maintain separate capital requirements in each affiliate bank as well as the regulatory reporting requirements of each of the banks.

     Based upon these findings, Illini subsequently completed and filed an application with the appropriate regulatory authorities to merge Illini Bank, Illini Bank East, Illini of Menard County, and Illini Bank North into one bank. This application was approved, and the banks were subsequently merged on November 4, 1993 under the name Illini Bank.

     Illini's management philosophy is to centralize overall corporate policies, procedures, and administrative functions and provide operational support for the subsidiary bank. Since this centralization has been accomplished with the mergers, the management focus is to concentrate on increasing market share through expanded products and services while increasing profitability. Within these parameters, each location is allowed flexibility in responding to local market conditions and customer and community needs. Illini is committed to being a well-managed, profitable financial institution while providing a broad range of bank services and contributing to the economic and social environment of its communities.

     ILLINI BANK ("the Bank") is an Illinois state bank which had total assets of $150,089,000 at December 31, 1995. Illini maintains 17 Illinois banking facilities in the following communities: Auburn, Danvers, Dawson, Divernon, Elkhart, Greenview, Hudson, Lincoln, Mechanicsburg, Owaneco, Petersburg, Sherman, Springfield, Stonington, and Tallula. The Bank's executive offices are located in Springfield, Illinois.

     On November 16, 1995, the Bank completed the sale of its Coffeen, Illinois branch ("Coffeen") to an independent third party. In connection with the sale, Illini sold assets totaling $6,488,000, and the buyer assumed liabilities totaling $12,701,000. A pretax gain of $870,000 was realized on the sale of the loans, deposits and premises and equipment of the Coffeen branch.

     The Bank presently offers its customers a wide variety of deposit products including checking accounts, interest bearing NOW, money market, savings and certificates of deposit accounts, as well as a wide range of lending services including credit card accounts, commercial loans, single payment personal and installment loans, and commercial and residential real estate loans. In addition, the Bank also provides safe-deposit services.

     The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation ("the FDIC") to the extent provided by law. The Bank's operations are supervised and regulated by the FDIC and the Commissioner of Banks and Trust Companies of the State of Illinois. A periodic examination of the Bank is conducted by representatives of both regulating bodies.

COMPETITION

     The activities in which Illini is engaged are highly competitive. Those activities and the geographic markets served involve competition with other banks as well as with other financial institutions and nonfinancial enterprises. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.

     In addition to competing with other banks within their primary service areas, the Bank also competes with other financial institutions, such as savings and loan associations, credit unions, industrial loan associations, securities firms, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit organizations, and other enterprises. Additional competition for depositors' funds comes from U.S. government securities, private issuers of debt obligations, and suppliers of other investment alternatives for depositors. Many of Illini's nonbank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. As a result, such nonbank competitors may have certain advantages over Illini in providing some services.

GOVERNMENT MONETARY POLICIES AND ECONOMIC CONTROLS

     The earnings and growth of the banking industry and of Illini are affected by the credit policies of monetary authorities including the Federal Reserve System. An important function of the Federal Reserve System is to regulate the national supply of bank credit to control recessionary and inflationary pressures. The instruments of monetary control used by the Federal Reserve to implement these objectives include open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means of control are used in varying combinations to influence overall growth of bank loans, investments, and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the Federal Reserve System authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future.

     In view of the changing conditions of the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their combined effect on the business and earnings of Illini.

SUPERVISION AND REGULATION

     As a bank holding company, Illini is subject to the Federal Bank Holding Company Act of 1956, as amended, and the regulations issued thereunder, collectively, ("the Act"), which requires bank holding companies to register with the Federal Reserve. Illini is required to file with the Federal Reserve an annual report and such other information as the Federal Reserve may require pursuant to the BHC Act. In addition, the Federal Reserve periodically examines Illini.

     The Act also requires a bank holding company to obtain the prior approval of the Federal Reserve before acquiring substantially all the assets of any bank or acquiring ownership or control, direct or indirect, of more than 5% of the voting shares of a bank or bank holding company. Furthermore, the Act generally prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank and from engaging in any business other than banking, managing or controlling banks, or furnishing services to its subsidiaries, except that a bank holding company may, directly or through subsidiaries, engage in certain businesses found by the Federal Reserve to be "so closely related to banking as to be a proper incident thereto."

     On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("the Interstate Banking Act") was enacted. Under the Interstate Banking Act, beginning September 29, 1995, adequately capitalized and adequately managed bank holding companies will be allowed to acquire banks across state lines, without regard to whether the transaction is prohibited by state law; however, they will be required to maintain the acquired institutions as separately chartered institutions. Any state law relating to the minimum age of target banks (not to exceed five years) will be preserved. Under the Interstate Banking Act, the Federal Reserve Board will not be permitted to approve any acquisition if, after the acquisition, the bank holding company would control more than 10% of the deposits of insured depository institutions nationwide or 30% or more of the deposits in the state where the target bank is located. The Federal Reserve Board could approve an acquisition, notwithstanding the 30% limit, if the state waives the limit either by statute, regulation, or order of the appropriate state official.

     In addition, under the Interstate Banking Act beginning on June 1, 1997, banks will be permitted to merge with one another across state lines and thereby create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, the bank could establish and acquire additional branches at any location in the state where any bank involved in the merger could have established or acquired branches under applicable federal or state law.

     Under the Interstate Banking Act, states may adopt legislation permitting interstate mergers before June 1, 1997. Alternatively, Illinois adopted legislation, effective September 29, 1995, permitting interstate mergers beginning June 1, 1997.

     Under the Act, bank holding companies and their subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. The Federal Reserve Act limits the amount of a bank's loans to, or investments in, an affiliate and the amount of advances to third parties collateralized by securities of an affiliate.

     Various restrictions under federal and state law regulate the operations of banks, requiring the maintenance of reserves against deposits, limiting the nature of loans and the interest that may be charged thereon, and restricting investments and other activities.

CAPITAL REQUIREMENTS

     The Federal Reserve has adopted risk-based capital requirements for assessing bank holding company capital adequacy. These standards revised the definition of capital and establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risks. The Federal Reserve's risk-based guidelines apply on a consolidated basis for bank holding companies with consolidated assets of $150 million or more and on a "bank-only" basis for bank holding companies with consolidated assets of less than $150 million, subject to certain terms and conditions. Under the Federal Reserve's risk-based guidelines, capital is classified into two tiers. For bank holding companies, Tier 1 or "core" capital consists of common shareholder's equity, perpetual preferred stock (subject to certain limitations) and minority interests in the common equity accounts of consolidated subsidiaries, and is reduced by goodwill, certain other intangible assets and certain investments in other corporations ("Tier 1 Capital"). Tier 2 capital consists of the allowance for loan and lease losses (subject to certain conditions and limitations), perpetual preferred stock, "hybrid capital instruments", perpetual debt and mandatory convertible debt securities, and term subordinated debt and intermediate-term preferred stock.

     Under the Federal Reserve's capital guidelines, bank holding companies are required to maintain a minimum ration of qualifying capital to risk-weighted assets of 8%, of which at least 4% must be in the form of Tier 1 Capital. The Federal Reserve also requires a minimum leverage ratio of Tier 1 Capital to assets of 3%, except that bank holding companies not rated in the highest category under the regulatory rating system are required to maintain a leverage ratio of 1% to 2% above such minimum. The Federal Reserve has also adopted amendments to its risk-based capital guidelines to incorporate an interest rate risk component and to take adequate account of the risk created by concentrations of credit and nontraditional activities. The 3% Tier 1 Capital to total assets ratio constitutes the minimum leverage standard for bank holding companies, and will be used in conjunction with the risk-based ratio in determining the overall capital adequacy of banking organizations. In addition, the Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities.

     In its capital adequacy guidelines, the Federal Reserve emphasizes that the foregoing standards are supervisory minimums and that banking organizations generally are expected to operate well above the the minimum ratios. These guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum levels.

     As of December 31, 1995, Illini and the Bank were in compliance with all regulatory capital guidelines.

     In August, 1995, the FDIC and other federal banking agencies published a final rule modifying their existing risk-based capital standards to provide for consideration of interest rate risk when assessing capital adequacy of a bank. Under the final rule, the FDIC must explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates as a factor in evaluating a bank's capital adequacy. In addition, in August, 1995, the FDIC and other federal banking agencies published a joint policy statement for public comment that describes the process the banking agencies will use to measure and assess the exposure of a bank's net economic value to change in interest rates. Under the policy, the federal regulators will consider results of supervisory and internal interest rate risk models as one factor in evaluating capital adequacy. At a future date the FDIC and other federal regulators intend to incorporate explicit minimum requirements for interest rate risk in their respective risk-based capital standards through the use of the model developed from the policy statement and proposed rules.

FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT

     On August 9, 1989 the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) was signed into law. Although principally designed to deal with the financial crisis involving the thrift industry and the Federal Savings and Loan Insurance Corporation by substantially increasing the enforcement powers available to regulators, FIRREA contains many provisions which affect banks and bank holding companies.

     FIRREA expands the power of the bank holding companies by permitting them to acquire any savings institution, including healthy as well as troubled institutions, and prohibits the Federal Reserve from imposing any tandem restrictions on transactions between the savings institution and its holding company affiliates (other than those required by Sections 23A and 23B of the Federal Reserve Act and by other applicable laws.) FIRREA does not impose any geographic restrictions on such acquisitions, and a number of savings institutions have been acquired or are in the process of being acquired by bank holding companies as a result of these provisions.

     FIRREA also provides that in the event of the default of an insured depository institution, any loss incurred or reasonably anticipated to be incurred by the FDIC may be recovered from other insured depository institutions under common control with the defaulting institution. Currently, the Bank is the only subsidiary of Illini.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT

     On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law. In addition to providing for the recapitalization of the Bank Insurance Fund ("BIF"), FDICIA includes provisions, among others, to: (1) increase the FDIC's line of credit with the U.S. Treasury Department in order to provide the FDIC with additional funds to cover the losses of federally insured banks; (ii) reform the deposit insurance system, including the implementation of risk-based deposit insurance premiums; (iii) establish a format for closer monitoring of financial institutions and to enable prompt corrective action by banking regulators when a financial institution begins to experience financial difficulty; (iv) establish five capital levels for financial institutions that would impose more scrutiny and restrictions on less capitalized institutions; (v) require the banking regulators to set operational and managerial standards for all insured depository institutions and their holding companies, including limits on excessive compensation to executive officers, directors, employees and principal shareholders, and establish standards for loans secured by real estate; (vi) adopt certain accounting reforms and require annual on-site examinations of federally insured institutions and the ability to require independent audits for banks and thrifts; and (vii) restrict state-chartered banks from engaging in activities not permitted for national banks unless they are adequately capitalized and have FDIC approval. Further, FDICIA permits the FDIC to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury Department and other sources or for any other purpose the FDIC deems necessary. FDICIA also grants authority to the FDIC to establish semiannual assessment rates on BIF member banks so as to maintain the BIF at the designated reserve ratio. In addition, FDICIA removed the previous limit that restricted the FDIC to only two increases in deposit insurance premiums each year; therefore, the FDIC may adopt an increase at any time.

     FDICIA requires applicable banking regulators to adopt regulations for implementing many provisions of FDICIA. FDICIA provides a framework for these regulations, and many of the substantive provisions affecting financial institutions will be contained in the regulations. The precise terms or timing of the final regulations cannot be predicted by Illini; therefore, Illini is unable to determine the effect the regulations will have on its financial condition or operations. Illini believes, however, that FDICIA and the final regulations will impose extensive supervisory procedures on financial institutions.

DEPOSIT INSURANCE

     The deposits of Illini are insured by the BIF administered by the FDIC, in general, to a maximum of $100,000 per insured depositor. Under the Federal Deposit Insurance Act ("FDIA") and FDIC regulations, Illini is required to pay annual assessments to the FDIC for deposit insurance based on a risk-based deposit insurance assessment system. Under the risk-based assessment system, BIF members pay assessment rates varying from a minimum rate of 0 cents, to a maximum rate of 27 cents, per $100 of insured deposits, depending upon the level of the institution's capital and the degree of supervisory concern over the institution.

     Each depository institution is assigned to one of three capital groups:
"well capitalized", "adequately capitalized", or "less than adequately capitalized". Within each capital group, institutions are assigned to one of three supervisory subgroups: "healthy", "supervisory concern", or "substantial supervisory concern". Accordingly, there are nine combinations of capital groups and supervisory subgroups to which varying assessment rates would be applicable. As of January 1, 1996, the Bank was "well-capitalized" and its assessment rate was the statutory minimum of $2,000 per year. The FDIC has authority to increase the annual assessment rate if it determines that a higher assessment rate is necessary to increase BIF's reserve ratio. There is no longer a cap on the annual assessment rate which the FDIC may impose.

OTHER

     The rate of interest a bank may charge on certain classes of loans is limited by state and federal law. At certain times in the past, these limitations, in conjunction with national monetary and fiscal policies that affect the interest rates paid by banks on deposits and borrowings, have resulted in reductions of net interest margins on certain classes of loans. Such circumstances may recur in the future, although the trend of recent federal and state legislation has been to eliminate restrictions on the rates of interest which may be charged on some types of loans and to allow maximum rates on other types of loans to be determined by market factors.

     Illini and the Bank are "affiliates" within the meaning of the Federal Reserve Act. As such, the amount of loans or extensions of credit which the Bank may make to Illini or to third parties, secured by securities or obligations of Illini, are substantially limited by the Federal Reserve Act and the FDIA. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and its subsidiaries may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including time for comparable transactions with nonaffiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.

     The Bank is also authorized to invest in a service corporation that can offer the same services as the banking related services that bank holding companies are authorized to provide. However, prior regulatory approval must generally be obtained prior to making such an investment or the performance of such services.

     The investments and activities of the Bank are subject to substantial regulation by the Illinois Commissioner of Banks & Trust Companies and the FDIC, including without limitation investments in subsidiaries, investments for their own account (including limitations on investments in junk bonds and equity securities), investments in loans, loans to officers, directors and affiliates, security requirements, truth-in-lending, community reinvestment, the types of interest-bearing deposit accounts which they can offer, trust department operations, issuance of securities, branching, and mergers and acquisitions.

     Future legislative proposals, possibly including substantial restructuring and modernization of financial institution regulation, could, if implemented, have a dramatic effect on both the costs of doing business and the competitive factors facing the banking industry. The precise terms or timing of any legislative or regulatory proposals that might be adopted cannot be predicted by Illini. Therefore, Illini is unable to determine as of this date what effect, if any, such proposals would have on its financial condition or operations.

EMPLOYEES

     As of December 31, 1995, Illini and the Bank had 132 total employees and 97 full-time employees.

ITEM 1. - STATISTICAL DISCLOSURE                           PAGE(S)

Consolidated Average Balances, Interest
  Income/Expense and Yields/Rates  . . . . . . . . . . .   13 & 14
Rate/Volume Variance Analysis  . . . . . . . . . . . . .        15
Investment Securities Available for Sale . . . . . . . .         8
Investment Securities Available for Sale
  Maturity Schedule  . . . . . . . . . . . . . . . . . .         8
Loan Portfolio . . . . . . . . . . . . . . . . . . . . .         9
Selected Loan Maturity and Interest Rate Sensitivity . .         9
Nonperforming Assets . . . . . . . . . . . . . . . . . .        17
Summary of Loan Loss Experience  . . . . . . . . . . . .        16
Allocation of Allowance for Loan Losses. . . . . . . . .        16
Maturities of Time Deposits. . . . . . . . . . . . . . .        10
Return on Equity and Assets. . . . . . . . . . . . . . .        12
Interest Rate Sensitivity Analysis . . . . . . . . . . .        11
Noninterest Income . . . . . . . . . . . . . . . . . . .        17
Noninterest Expense  . . . . . . . . . . . . . . . . . .        18

ITEM 2. - PROPERTIES

     The corporate offices of Illini are located at 120 South Chatham Road, Springfield, Illinois. Illini's banking subsidiary owns 15 and leases two of the banking offices at which they operate. Operating leases are further discussed in
Note 5 - Premises and Equipment, to the consolidated financial statements, in
Item 7.

     Illini operates three banking offices in Springfield, Illinois located at 120 South Chatham Road, 615 West Jefferson Street, and 2120 Peoria Road. Illini also operates 14 banking offices located in the following communities in
Illinois: Auburn, Danvers, Dawson, Divernon, Elkhart, Greenview, Hudson, Lincoln, Mechanicsburg, Owaneco, Petersburg, Sherman, Stonington, and Tallula. Illini leases the office space for the banking offices in Lincoln and Petersburg.

     The Company has purchased two properties in Springfield, Illinois and one property in Bloomington, Illinois, upon which the Company plans to build new facilities in order to expand into new market areas.

ITEM 3. - LEGAL PROCEEDINGS

    Neither Illini or the Bank is presently involved in any material legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1995 to a vote of security holders through the solicitation of proxies or otherwise.

PART II.
-----------------------------------------------------------------------------
ITEM 5. - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Illini is traded over the counter. The following table sets forth the high and low bid prices of the common stock of Illini as reported by Dean Witter Reynolds, Inc., Springfield, Illinois. The prices shown do not reflect retail mark-ups, mark-downs, or commissions and may not represent actual transactions.


                                     CASH
                                   DIVIDENDS
1995            HIGH      LOW      DECLARED
----------------------------------------------
1ST QUARTER   $22.50    $22.00    $.22 1/2
2ND QUARTER    23.50     22.50     .22 1/2
3RD QUARTER    24.00     23.50     .22 1/2
4TH QUARTER    25.00     24.00     .22 1/2




                                     CASH
                                   DIVIDENDS
1994            HIGH      LOW      DECLARED
----------------------------------------------

1st Quarter   $20.50    $20.00    $.17 1/2
2nd Quarter    21.25     20.50     .20
3rd Quarter    21.75     21.25     .20
4th Quarter    22.00     21.75     .22 1/2


As of January 29, 1996, there were 1,623 shareholders of record of Illini common stock.

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

SUMMARY

     Net income for 1995 was $1,378,000, or $3.07 per share, a 1% increase over Illini's previous high of $1,366,000 in 1994. A significant part of Illini's earnings in 1995 was derived from the sale of a branch in Coffeen, Illinois, which produced an after tax gain of $533,000. The sale of the branch was consistent with Illini's plan to employ resources where opportunities for growth within Illini's markets are most promising. Loan losses increased during 1995, with net charge-offs reaching $806,000 as compared to $201,000 in 1994. Contributing to the increase in charge-offs were suspected irregularities of a former branch manager, which resulted in charge-offs of $343,000. Also contributing to the increased charge-offs in 1995 were more stringent loan review and credit administration procedures which provide for a more pro-active approach in dealing with problem credits than Illini had employed in prior years.

     Earnings adjusted for non-recurring items, including the gain on the Coffeen branch sale and losses resulting from suspected irregularities of a former branch manager, and securities losses, were $1,146,000 or $2.56 per share in 1995, a decline of 17% from $1,385,000 or $3.09 per share in 1994. Return on average assets as adjusted was 0.74% in 1995, down from 0.87% in 1994. Accordingly, return on average equity as adjusted was 8.39% in 1995, down from 10.99% in the prior year.

     The following table sets forth changes in Illini's net income per share for each of the last two fiscal years.



                            ANALYSIS OF NET INCOME
                                    PER SHARE


PER SHARE                      1995-94     1994-93
---------                      -------     -------
Net income prior period          $3.05      $2.81
Net interest income              (1.00)     (1.16)
Provision for loan losses        (0.82)      0.65
Noninterest income                1.94      (0.72)
Noninterest expense              (0.04)      1.56
Income tax expense               (0.06)     (0.09)
                                 ------     -----

Net increase                      0.02       0.24
                                 ------     -----

NET INCOME CURRENT PERIOD        $3.07      $3.05
                                 ------     -----
                                 ------     -----



OVERVIEW-BALANCE SHEET REVIEW

     During 1995, Illini's total assets declined by $6.1 million, or 4%, including the sale of certain assets and liabilities of the Coffeen, Illinois branch, totaling $12.7 million. Excluding the effect of the Coffeen branch sale, loans grew by $9.1 million or 10%, due to growth in indirect auto loans. Deposits were up $8.7 million or 6%, due to growth in retail certificates of deposits.

INVESTMENT SECURITIES

     On December 18, 1995, Illini transferred all debt and marketable equity securities classified as held to maturity, having an amortized cost of $11,440,000 and estimated market value of $11,607,000, to available for sale, as allowed under the Financial Accounting Standards Board's special report, A GUIDE TO IMPLEMENTATION OF STATEMENT 115 ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. This special report allowed all entities a one-time opportunity to reconsider their ability and intent to hold securities to maturity and transfer securities from held to maturity without "tainting" the remaining held to maturity securities. Securities transferred due to this special report are accounted for prospectively.

     All investment in debt and marketable equity securities held by Illini at December 31, 1995 are classified as available for sale. Securities classified as available for sale are required to be reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of shareholders' equity. At December 31, 1995, unrealized gains, net of unrealized losses, in Illini's available for sale portfolio totaled $42,000 as opposed to net unrealized losses of $1,474,000 at December 31, 1994. Under the requirements of Statement of Financial Accounting Standards Statement No. 115, shareholders' equity at December 31, 1995, includes an unrealized holding gain, net of taxes, of $26,000 to reflect the tax-effected unrealized gain associated with the available for sale portfolio.

     The composition of Illini's total investment securities portfolio reflects Illini's investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of Illini's investment strategy are to maintain an appropriate level of liquidity and to provide a tool to assist in controlling Illini's interest rate risk position, while at the same time producing adequate levels of interest income.

     Illini restructured the investment portfolio in 1994 by selling approximately $10,000,000 of investments in debt securities and reinvesting the proceeds into marketable equity securities held in a professionally managed collective investment fund. The funds changed portfolio managers in early 1995, pursuing an investment strategy that was inconsistent with Illini's. As a result, Illini liquidated the holdings at a loss of $40,000 in June 1995. During 1995, Illini also sold $2,997,000 of longer term mortgage-backed securities at a gain of $36,000, with the proceeds used to reduce short-term borrowings. In December 1995, Illini sold $2,839,000 of mortgage-backed pools and structured agency notes that had adjustable rates based on the 11th District Cost of Funds Index, at a loss of $40,000, and reinvested the proceeds in variable rate mortgage-backed pools with rates tied to the one year constant maturity treasury. Illini also increased investments in longer-term tax-exempt municipal bonds to effect tax planning strategies.

     During 1995 and 1994, sales of available for sale securities were $17.2 million and $12.1 million, respectively, while maturities totaled $4.3 million and $5.4 million, respectively. Proceeds from maturities of securities held to maturity totaled $588,000 in 1995 and $281,000 in 1994. Net losses associated with the sales were $45,000 in 1995 and $31,000 in 1994.

AMORTIZED COST AND ESTIMATED MARKET VALUES

     The amortized cost and estimated market values of investments in debt and marketable equity securities as of December 31, 1995 and 1994 are set forth in note 3 - Investments in Debt and Marketable Equity Securities to the consolidated financial statements in Item 7.

MATURITIES

     Maturity and yield information on the debt and marketable equity securities portfolio as of December 31, 1995 is summarized here. All securities are available for sale.


                                            WEIGHTED
                                             AVERAGE
                                                 TAX
                                          EQUIVALENT
                               TOTAL           YIELD
                               -----           -----
                               (dollars in thousands)

U.S. Treasury securities:
  0 to 1 year                $ 4,550            4.69%
  1 to 5 years                   ---             ---
  5 to 10 years                  ---             ---
  Over 10 years                  ---             ---
                             -------           -----
    TOTAL                    $ 4,550            4.69
                             -------           -----
                             -------           -----

U.S. government agencies
and corporations:
  0 to 1 year                $ 2,061            5.17%
  1 to 5 years                 9,321            5.65
  5 to 10 years                3,714            6.33
  Over 10 years                  235            5.58
                             -------
    TOTAL                    $15,331            5.75
                             -------           -----
                             -------           -----

States of the U.S.
and political subdivisions:
  0 to 1 year                $   717            5.11%
  1 to 5 years                 8,557            6.47
  5 to 10 years                1,200            6.98
  Over 10 years                4,152            7.03
                             -------
    TOTAL                    $14,626            6.60
                             -------           -----
                             -------           -----

FHLB stock,
no stated maturity           $   460            7.00%

Total securities:
  0 to 1 year                $ 7,328            4.87%
  1 to 5 years                17,878            6.04
  5 to 10 years                4,914            6.48
  Over 10 years                4,387            6.95
  No stated maturity             460            7.00
                             -------
    TOTAL                    $34,967            5.98
                             -------           -----
                             -------           -----


     The maturities and weighted average yields of the investment securities available for sale at the end of 1995 are presented in the preceding table using primarily the average expected lives including the effects of prepayments. The amounts and yields disclosed for investment securities available for sale reflect the net carrying value, which is market value, of these securities. Taxable equivalent adjustments, using a 34 percent tax rate, have been made in calculating yields on tax-exempt obligations.

     The investment securities portfolio at December 31, 1995 contained no securities of any issuer with an aggregate book or market value in excess of 10% of Illini's shareholders' equity, excluding those issued by the United States government, or its agencies or corporations.

LOANS

     Illini's loan portfolio consists of a diverse variety of loan types which make up the following major categories: real estate - mortgage; real estate - construction; commercial; agricultural; installment loans to individual consumer's, and credit cards.

     All of Illini's loans are domestic. Illini does not currently engage in foreign loans, lease financing, or loans to financial institutions. Additionally, Illini does not have any concentration of loans exceeding 10% of total loans which are not otherwise disclosed under "types of loans."

     Each major type of loan will normally have different risk elements associated with it. Real estate loans and installment loans to individuals can be affected by the general strength of the economy in a given geographical area. Commercial loans are affected by a wide range of economic and other factors which impact the businesses to which those loans are extended. Agricultural loans can be affected by such things as drought, floods, U.S. and foreign market prices, and federal government subsidies and programs.

     The risk elements associated with the loan portfolio are not adversely impacting Illini in any material way at this point in time. The general economic conditions in Illini's market area are good, and the real estate market in the Springfield, Illinois area is stable.

     Average net loans increased $3,586,000, or 4% in 1995 with much of the increase concentrated in indirect auto consumer loans.

TYPES OF LOANS

     A summary of loans by type as of December 31, 1995 and 1994 is set forth in note 4 to consolidated financial statements in Item 7.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

     Maturity and interest rate sensitivity for the loan portfolio as of December 31, 1995 is summarized as follows:


                                                 MATURITY
                                  ---------------------------------------
                                    One       One to    After
                                    year       five      five
                                   or less     years     years     Total
                                  --------   --------  ---------  -------
                                            (dollars in thousands)

Commercial, financial, and
  agricultural                     $11,948     $8,268    $   894  $21,110
Real estate construction             4,985      1,155        218    6,358
                                  --------   --------  ---------  -------
                                   $16,933     $9,423     $1,112  $27,468
                                  --------   --------  ---------  -------
                                  --------   --------  ---------  -------



                                    INTEREST SENSITIVITY
                         -----------------------------------------
                         Predetermined   Floating or
                            interest     adjustable
                              rates     interest rates   Total
                                   (dollars in thousands)
Loans due after one but
  within five years           $6,534        $2,889     $ 9,423
Loans due after five years       369           743       1,112
                              ------        ------     -------
                              $6,903        $3,632     $10,535
                              ------        ------     -------
                              ------        ------     -------




                                                   December 31,
                                      -------------------------------------
                                             1995                 1994
                                            Average             Average

                                       Balance    Rate     Balance    Rate
                                      ---------  ------   ---------  ------
                                               (dollars in thousands)

Non-interest-bearing demand deposits    $19,449     - %    $ 19,549     - %
NOW and money market deposit accounts    28,923   2.64       31,928   2.65
Savings deposits                         21,309   2.48       23,130   2.49
Time deposits                            67,624   5.55       67,213   4.18
                                      ---------           ---------
                                       $137,305   3.67     $141,820   2.98
                                      ---------  ------   ---------  ------
                                      ---------  ------   ---------  ------



The following table shows the maturity of time deposits of $100,000 or more at December 31, 1995.




                                     Time          Other
                                 Certificates      Time
                                  of Deposit      Deposits     Total
                                  ----------      --------     -----
                                        (dollars in thousands)
Three months or less               $ 1,607        $   -     $ 1,607
Three to six months                  4,250           570      4,820
Six to twelve months                 4,421         1,500      5,921
Over twelve months                   2,402            -       2,402
                                   -------        ------    -------
                                   $12,680        $2,070    $14,750
                                   -------        ------    -------
                                   -------        ------    -------



DEPOSITS

     Average deposits declined $4,515,000, or 3%, in 1995 compared to the prior year. Illini's strategy of reducing reliance on funding from time deposits of $100,000 and over, which are generally more expensive than other deposits, contributed $3,089,000 to the decline in average deposits. The remaining contraction in deposits was due to the sale of the branch in Coffeen, Illinois. Illini also realized a shift in the deposit mix, incurring a 7% increase in average balances of time deposits less than $100,000 as compared to last year, and a decline in interest bearing demand and savings account balances of 9% as compared to the prior year. Part of this shift in mix is due to an intermediate term certificate of deposit promotion Illini ran during much of the first quarter of 1995.

     The month-end average balances of deposits and rates paid on such deposits are summarized above for the years ended December 31, 1995 and 1994.


LIQUIDITY

     Liquidity is the ability of a bank to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining Illini's ability to meet the day-to-day cash flow requirements of the Bank's customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet their needs of the communities it serves.

     Additionally, Illini requires cash for various operating needs, including dividends to shareholders, the servicing of debt and payment of general corporate expenses. The primary source of liquidity for Illini is dividends from the Bank. At December 31, 1995, the Bank could have paid additional dividends to Illini in the amount of $4.8 million while continuing to meet the capital requirements for a "well capitalized" bank. Illini does not anticipate any liquidity requirements that it cannot meet in the near future.

     Asset and liability management functions not only assure adequate liquidity for the Bank to meet the needs of its customers, but also to maintain an appropriate balance between interest sensitive assets and interest sensitive liabilities so that Illini can also meet the investment requirements of its shareholders. Daily monitoring of the sources and uses of the funds is necessary to maintain an acceptable cash position that meets both requirements. In a banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and, to a lesser extent, sales of investment securities available for sale.

     The liability portion of the balance sheet provides liquidity through various customers' interest bearing and non-interest bearing deposit accounts. Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity, representing Illini's incremental borrowing capacity. As of December 31, 1995, Illini has established an overnight federal funds line of credit with an unaffiliated financial institution in the amount of $3,500,000. In December 1995, the Bank became a member of the Federal Home Loan Bank of Chicago and has established a line of credit of $3,960,000.

     The various sources of liquidity available to Illini provide ample long-term as well as short-term funding alternatives.

INTEREST RATE SENSITIVITY

     Interest rate sensitivity is a function of the repricing characteristics of Illini's portfolio of assets and liabilities. These repricing characteristics are the time frame within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on repricing relationships of assets and liabilities during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of interest rate movements on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in Illini's current portfolio that are subject to repricing at various time arisings: up to 3 months, 4-12 months, 1-5 years, and over 5 years. These differences are known as interest sensitivity gaps. The following table shows interest sensitivity gaps for these different intervals as of December 31, 1995.

     In the following table, mortgage-backed securities and collateralized mortgage obligations are presented based on market median prepayment speeds for the weighted average coupon of the underlying collateral pools as of December 31, 1995. For all other interest earning assets and interest bearing liabilities, variable rate assets and liabilities are reflected in the time interval of the assets or liabilities earliest repricing date. Fixed rate assets and liabilities have been allocated to various time intervals based on contractual repayment and/or maturity.

     The schedule indicates that Illini is liability sensitive in time intervals of less than 1 year. That means that interest bearing liabilities could reprice faster than earning assets. This would indicate that the net interest would improve when interest rates decline and the margin would be likely to decline when interest rates increase. Although this table provides an indication of the direction of risk for a change in interest rates, it does not fully depict the effect of option like characteristics contained in loans, investments and deposits. For these reasons, Illini also evaluates its interest rate risk position using simulation models and other valuation tools to monitor its balance sheet and related earnings potential. Management believes Illini is appropriately positioned for future interest rate movements within the guidelines of the Asset Liability Management Committee Policy approved by the Board of Directors.




                                               INTEREST RATE SENSITIVITY ANALYSIS
                                         ---------------------------------------------
                                         Up to 3           4 to         1 to    Over 5
                                          months      12 months      5 years     years
                                         -------      ---------      -------    ------
                                                    (dollars in thousands)

INTEREST-EARNING ASSETS:
  Loans, net of unearned income       $ 22,028         25,170      51,552      2,249
  Investments in debt and  marketable
    equity securities                    5,497          7,358      15,231      6,881
                                      --------        -------     -------    -------

TOTAL INTEREST-EARNING ASSETS         $ 27,525         32,528      66,783      9,130
                                      --------        -------     -------    -------
                                      --------        -------     -------    -------
INTEREST-BEARING LIABILITIES:

  Savings, NOW, and money market
    accounts                          $ 47,542              -           -          -

  Time deposits                         13,813         38,038      13,123        257
  Federal funds purchased and
    securities sold under
    agreements to repurchase               425            150         100          -
                                      --------        -------     -------    -------

TOTAL INTEREST-BEARING LIABILITIES    $ 61,780         38,188      13,223        257
                                      --------        -------     -------    -------
                                      --------        -------     -------    -------

GAP BY PERIOD                         $(34,255)        (5,660)     53,560      8,873
                                      --------        -------     -------    -------
                                      --------        -------     -------    -------

CUMULATIVE GAP                        $(34,255)       (39,915)     13,645     22,518
                                      --------        -------     -------    -------
                                      --------        -------     -------    -------

FINANCIAL INSTRUMENT MARKET VALUES

     In December 1991, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards Statement No. 107 (DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS). This statement requires Illini to disclose a fair value of substantially all financial instruments, both assets and liabilities, including those recognized and those not recognized in Illini's balance sheet. There has been no impact in Illini's financial statements as a result of the recognition, measurement or classification of financial instruments "See Note 11 of Notes to Consolidated Financial Statements, Disclosures about Financial Instruments", for discussion of Illini's accounting policies and methodologies with respect to financial instruments.

     These disclosures should not be considered a surrogate of liquidation value of Illini or the Bank, but rather represent a good faith estimate of the increased or decreased value of financial instruments held by Illini since purchase, origination or issuance.

CAPITAL RESOURCES

     Shareholders' equity increased $2,073,000, or 17% compared to the prior year, and was composed of a $1,099,000 increase in capital due to the net change in unrealized holding gains on securities available for sale, and $974,000 of the increase is due to net income retained after dividends paid.

     Dividends of $404,000 were declared on Illini's common stock in 1995, representing a 13% increase over 1994. The dividend payout ratio for 1995 was 29% compared to 26% from 1994. Illini intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth.

     A strong capital position, which is vital to the continued profitability of Illini, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Illini has satisfied its capital requirement principally through the retention of earnings. At December 31, 1995, Illini and the Bank met minimum risk based capital requirements. Consolidated tier 1 and total capital ratios were 13.39% and 14.54%, respectively, and the leverage ratio was 9.72%.

RESULTS OF OPERATION

NET INTEREST INCOME

     Net interest income is the principal component of Illini's income stream and represents the difference between interest and fee income generated from earning assets and interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income. The discussion of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

     Net interest income for 1995 declined 6% from 1994, and also declined 6% in 1994 as compared to 1993. The primary reason for the decrease of 6% net interest income in 1995 as compared to 1994, was a 137 basis point increase to 5.55% for the rate paid on time deposits in 1995. Average loans declined $8,013,000, or 8%, in 1994 from 1993, which led to the 6% drop in net interest income in 1994 as compared to 1993. Additionally, a portion of the decline in net interest income during the past two years is attributable to a decline in net interest margin to 4.74% in 1995 from 4.86% in 1994 and 4.99% in 1993.

     Average earnings assets totaled $141,090,000 during 1995, down 4% from $146,475,000 in1994, and also decreased 4% during 1994 from $152,335,000 in
1993. The reduced level of average earning assets in 1995 is due to Illini's efforts to reduce reliance on time deposits greater than $100,000, which declined $3,089,000 in 1995 compared to 1994, and the sale of the branch in Coffeen, Illinois which reduced the average earning assets by $1,563,000. The majority of the decline in average earning assets in 1994 as compared to 1993, was from the sale of the Peoples Bank in Springfield, Illinois in August 1993, reducing average earning assets by $3,770,000 in 1994.

     The decline in the net interest margin during 1995 of 12 basis points was primarily due to a 16% increase in the cost of interest bearing liabilities. Interest bearing demand and savings deposits of approximately $3,500,000 shifted to higher cost retail certificates of deposits as customers chose higher yielding forms of investment.

RETURN ON EQUITY AND ASSETS

                                              For the years ended December 31,
                                        ----------------------------------------------
                                         1995      1994      1993      1992      1991
                                         ----      ----      ----      ----      ----
Return on average assets                 0.89%     0.86%     0.76%     0.60%     0.48%
Return on average equity                10.08     10.77     10.25      8.91      7.04
Dividend payout ratio                   29.29     26.23     24.91     26.79     32.93
Average equity to assets ratio           8.87      7.94      7.42      6.74      6.77

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELDS/RATES

                                                                                 Year ended December 31,
                                                   -------------------------------------------------------------------------------
                                                                      1995                                     1994
                                                   ----------------------------------------   ------------------------------------
                                                                Percent   Interest  Average   Percent   Interest  Average
                                                      Average   of Total  Income/   Yield/    Average   of Total  Income/   Yield/
                                                      Balance   Assets    Expense   Rate      Balance   Assets    Expense   Rate
                                                      -------   ------    -------   ----      -------   ------    -------   ----
                                                                                   (dollars in thousands)
ASSETS
Interest-earning assets:
     Federal funds sold                            $    3,331   2.2%   $    191      5.73%   $  2,339    1.5%  $    82       3.51%
     Investment securities (3)
     Taxable                                          24,902   16.2       1,385      5.56      35,807   22.5     1,816       5.07
     Nontaxable (1)                                   10,701    6.9         704      6.58       9,759    6.1       639       6.55
     Net loans (1) (2)                               102,156   66.3       9,532      9.33      98,570   61.8     9,012       9.14
                                                     -------   ----      ------               -------   ----    ------
     Total interest earning assets                   141,090   91.6      11,812      8.37     146,475   91.9    11,549       7.88
                                                     -------   ----      ------               -------   ----    ------
Non-interest-earning assets:
     Cash and due from banks                          5,296     3.5                            5,936     3.7
     Premises and equipment                           4,339     2.8                            4,204     2.6
     Other assets                                     3,249     2.1                            2,810     1.8
     TOTAL ASSETS                                  $153,974   100.0%                         $159,425  100.0%
                                                    -------   -----                           -------  -----
                                                    -------   -----                           -------  -----
LIABILITIES
Interest-bearing liabilities:
     Interest-bearing deposits:
     Savings and NOW accounts                      $ 50,232    32.6%   $  1,292      2.57%   $ 55,058   34.5%  $ 1,420       2.58%
     Time deposits                                   67,624    43.9       3,751      5.55      67,213   42.1     2,810       4.18
     Federal funds purchased                            548     0.4          33      6.02       1,374    0.9        60       4.37
     Securities sold under
     agreements to repurchase                           638     0.4          37      5.80       1,070    0.7        55       5.14
     Note payable                                       100     0.1           9      9.00       1,085    0.7        79       7.28
                                                    -------    ----       -----               -------   ----     -----
     Total interest-bearing liabilities             119,142    77.4       5,122      4.30     125,800   78.9     4,424       3.52
                                                                          -----                                  -----
Non-interest-bearing deposits                        19,449    12.6                            19,549   12.3
Other liabilities                                     1,723     1.1                             1,478    0.9
                                                    -------   -----                           -------  -----
     Total liabilities                              140,314    91.1                           146,827   92.1
SHAREHOLDERS' EQUITY                                 13,660    8.9                             12,598    7.9
                                                    -------   -----                           -------  -----
     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                          $153,974  100.0%                          $159,425  100.0%
                                                    -------   -----                           -------  -----
                                                    -------   -----                           -------  -----
NET YIELD ON INTEREST EARNING ASSETS                                   $  6,690      4.74%                     $ 7,125       4.86%
                                                                          -----      ----                        -----       ----
                                                                          -----      ----                        -----       ----

(1)  Fully taxable equivalent basis using the federal statutory rate of 34%.
(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $245,000 in 1995 and 1994.
(3)  Average balance is based on carrying value.

                                                                           Year ended December 31,
                                                   ----------------------------------------------------------------------
                                                                                     1993
                                                   ----------------------------------------------------------------------
                                                                          Percent             Interest            Average
                                                      Average             of Total            Income/             Yield/
                                                      Balance             Assets              Expense             Rate
                                                      -------             ------              -------             ----
                                                                             (dollars in thousands)
ASSETS
Interest-earning assets:
     Federal funds sold                            $  5,120                   3.1%           $  149                  2.91%
     Investment securities (3)
     Taxable                                         34,316                  20.7              1,871                 5.45
     Nontaxable (1)                                   6,316                   3.8                465                 7.36
     Net loans (1) (2)                              106,583                  64.2             10,097                 9.47
                                                    -------                 -----             ------
Total interest earning assets                       152,335                  91.8             12,582                 8.26
                                                    -------                                   ------
Non-interest-earning assets:
     Cash and due from banks                          6,741                   4.0
     Premises and equipment                           3,993                   2.4
     Other assets                                     2,937                   1.8
                                                    -------                 -----
     TOTAL ASSETS                                  $166,006                 100.0%
                                                    -------                 -----
                                                    -------                 -----

LIABILITIES
Interest-bearing liabilities:
     Interest-bearing deposits:
     Savings and NOW accounts                      $ 52,357                  31.5%           $1,418                  2.71%
     Time deposits                                   76,508                  46.1             3,365                  4.40
     Federal funds purchased                            314                   0.2                 9                  2.87
     Securities sold under
     agreements to repurchase                         1,090                   0.7                52                  4.77
     Note payable                                     2,252                   1.3               135                  6.00
                                                    -------                 -----             ------
     Total interest-bearing liabilities             132,521                  79.8             4,979                  3.76
Non-interest-bearing deposits                        19,531                  11.8             ------
Other liabilities                                     1,642                   1.0
                                                    -------                 -----
     Total liabilities                              153,694                  92.6
SHAREHOLDERS' EQUITY                                 12,312                   7.4
                                                    -------                 -----
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $166,006                 100.0%
                                                    -------                 -----
                                                    -------                 -----
NET YIELD ON INTEREST EARNING ASSETS                                                         $7,603                  4.99%
                                                                                             ------                 ----
                                                                                             ------                 ----

(1)  Fully taxable equivalent basis using the federal statutory rate of 34%.
(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $207,000.
(3)  Average balance is based on carrying value.
(4) Average balances were computed using month-end totals; however, the Bank's account composition do not fluctuate significantly from month to month.

NET INTEREST INCOME - RATE/VOLUME VARIANCE ANALYSIS

                                                                                 Year ended December 31,
                                                   -------------------------------------------------------------------------------
                                                                      1995-94                                     1994-93
                                                   ------------------------------------       ------------------------------------
                                                     Changes in      Volume    Rate             Changes in      Volume      Rate
                                                   Income/Expense    Effect    Effect         Income/Expense    Effect      Effect
                                                                                   (dollars in thousands)
Federal funds sold                                 $ 109            $    44    $    65          $   (67)        $(108)       $  41
Investment securities:
     Taxable                                        (431)              (631)       200              (55)           91         (146)
     Nontaxable                                       65                 62          3              174           218          (44)
Net loans                                            520                331        189           (1,085)         (741)        (344)
     Total interest income                           263               (194)       457           (1,033)         (540)        (493)
Savings and NOW accounts                            (128)              (122)        (6)               2            29          (27)
Time deposits                                        941                 17        924             (555)         (393)        (162)
Federal funds purchased                              (27)               (73)        46               51            44            7
Securities sold under repurchase
     agreements                                      (18)               (26)         8                3            (1)           4
Note payable                                         (70)              (703)       633              (56)          (95)          39
     Total interest expense                          698               (907)     1,605             (555)         (416)        (139)
     NET INTEREST INCOME                           $(435)             $ 713    $(1,148)          $ (478)        $(124)       $(354)

PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses charged to earnings in 1995 was $505,000, compared to $140,000 and $430,000 in 1994 and 1993, respectively. The increased provision in 1995 primarily reflects the increase in net charge-offs of commercial loans to $441,000 in 1995, up from $130,000 in 1994. While the provision for loan losses and the allowance for loan losses are based on management's estimates of future possible loan losses, they are not necessarily indicative of actual loan losses which will be experienced. Loan losses experienced are influenced by many factors, including lending policies and practices and general economic trends. The management of Illini believes that diligent adherence to sound lending policies, practices, and administration will help to keep loan losses at acceptable levels.

     The management of Illini considers a number of factors in determining the amount of the allowance for loan losses. These factors include, but are not limited to, the following:

- Historical data and trends relating to net charge offs, average loans, and the level of the allowance for loan losses;

- Other historical data and trends, including the allowance as a percentage of total loans outstanding and loan volume;

- The actual results and trends of classified loans indicated in regulatory examination reports in recent years;

- Results of continuing reviews of individual loans by management personnel, with particular attention given to those loans that are past due or on nonaccrual status; and

- Consideration as to the impact of present economic conditions on the loan portfolio.

At December 31, 1995, after review of potential problem loans identified by management, Illini's management concluded the allowance for loan losses was adequate.

SUMMARY OF LOAN LOSS EXPERIENCE

The following summary presents the changes in the allowance for loan losses for the years ended December 31, 1995, 1994, and 1993:

                                               1995         1994        1993
                                             ----------------------------------
                                                    (dollars in thousands)
AVERAGE LOANS OUTSTANDING                     $103,606     $100,241    $108,194
                                              --------     --------    --------
                                              --------     --------    --------
Balance at beginning of year                  $  1,547     $  1,608    $  1,497
                                              --------     --------    --------
Sale of subsidiary                                                -         (40)
Loans charged-off:
  Commercial, financial, and agricultural         (484)        (174)       (143)
  Real estate                                     (104)         (91)        (37)
  Installment                                     (285)        (151)       (201)
                                              --------     --------    --------

     Total                                        (873)        (416)       (381)
                                              --------     --------    --------
Recoveries of loans
  previously charged-off:
     Commercial, financial, and agricultural        33           44          50
     Real estate                                     1           88           4
     Installment                                    33           83          48
                                              --------     --------    --------
       Total                                        67          215         102
                                              --------     --------    --------
Net charge-offs                                   (806)        (201)       (279)
                                              --------     --------    --------
Provision charged to expense                       505          140         430
                                              --------     --------    --------
BALANCE AT END OF YEAR                        $  1,246     $  1,547    $  1,608
                                              --------     --------    --------
                                              --------     --------    --------

RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS
  OUTSTANDING DURING THE PERIOD                 .78%         .20%        .26%
                                                ----         ----        ----
                                                ----         ----        ----


Contributing to the increase in net charge-offs in 1995 were suspected irregularities of a former branch manager which resulted in $343,000 of loan charge-offs with limited opportunity for recovery. Credit administration procedures, including underwriting and loan grading, are continuously being refined in order to provide timely recognition of potential problem loans.

ALLOWANCE ALLOCATION

    Management views the allowance for loan losses as being available for all potential or presently unidentified loan losses which may occur in the future. The risk of future losses that is inherent in the loan portfolio is not precisely attributable to a particular loan or category of loans. Based on its review for adequacy, management has estimated those portions of the allowance that could be attributable to major categories of loans as detailed in the table below.

                                                  1995                     1994
                                           ----------------------    ----------------
                                                       % of                     % of
                                                       Total                    Total
                                             Amount    Loans         Amount     Loans
                                         (dollars in thousands)
Commercial, financial, and agricultural     $  528     20.90%        $  565     19.48%
Real estate                                     51     60.72            104     64.80
Installment                                    229     18.38            243     15.72
Unallocated                                    438       ---            635         -
                                            ------    ------         ------     ------
                                            $1,246    100.00         $1,547    100.00%
                                            ------    ------         ------     ------
                                            ------    ------         ------     ------

Percentage of allowance to loans                        1.24%                     1.57%


    Allocations estimated above do not specifically represent that loan charge-offs of that magnitude will be required. The allocation does not restrict future loan losses attributable to a particular category of loans from being absorbed either by the portion of the allowance attributable to other categories or by an unallocated portion of the allowance. The risk factors considered when determining the overall level of the allowance are the same when estimating the allocation by major category, as specified in the allowance summary.

RISK ELEMENTS

    The following table presents information concerning the aggregate amount of (a) loans accounted for on a nonaccrual basis, (b) renegotiated loans, (c) other real estate owned transferred from fixed assets and acquired in lieu of foreclosure, and (d) loans contractually past-due ninety days or more as to principal or interest payments (but not included in nonaccrual loans in (a) above).

     For nonaccrual loans, if interest had been accrued on such loans, such income would have been $88,000 and $57,000 in 1995 and 1994, respectively. The amount recognized as interest income on these nonaccrual loans in 1995 and 1994 was $32,000 and $26,000, respectively.

                                                    December 31,
                                             --------------------------
                                              1995                1994
                                               (dollars in thousands)
Non accrual                                  $  708              $  539
Renegotiated                                    125                   0
Other real estate owned                         502                 624
                                             ------              ------
  Non-performing assets                      $1,335              $1,163
                                             ------              ------
                                             ------              ------
Accruing loans past due 90 days              $  199              $  488
                                             ------              ------
                                             ------              ------
Non-performing assets to loans                 1.32%               1.18%
                                             ------              ------
                                             ------              ------
Accruing loans past due 90 days to loans        .20%                .49%
                                             ------              ------
                                             ------              ------

POTENTIAL PROBLEM LOANS

    At December 31, 1995, after review of potential problem loans identified by management including those noted above, management of Illini concluded the allowance for loan losses was adequate. As of December 31, 1995, approximately $1,615,000 of loans not included in the table above were identified by management as having potential credit problems which raised doubts as to the ability of the borrowers to comply with the present loan repayment terms. While these borrowers are currently meeting all of the terms of the applicable loan agreements, their financial condition has caused management to believe that their loans may result in disclosure at some future time as nonaccrual, past due or restructured.

NONINTEREST INCOME

    Total noninterest income for 1995 increased 59% while noninterest income for 1994 showed a decline of 18%. A nonrecurring gain on the sale of the branch in Coffeen, Illinois of $870,000 was primarily responsible for the increase in noninterest income in 1995.

    Service charges on deposit accounts were down 3% in 1995 due to a shift in deposit mix to retail certificates of deposits from transaction accounts. Service charges on deposit accounts increased 15% in 1994 as compared to 1993 due to a revised pricing structure and procedural changes in collecting fees.

    Mortgage loan servicing fees increased 5% in 1995 due to growth in loans service for others, which increased 7% to $58,481,000 at December 31, 1995. The gain on the sale of mortgage loans increased 2% in 1995 as compared to 1994 following a decline of 75% in 1994 as compared to 1993.

    Originations of loans sold totaled $10,593,000, $13,146,000, and $32,411,000 for the years 1995, 1994, and 1993 respectively.

    Other income was up 18% in 1995 as compared to 1994, while dropping 40% in 1994 as compared to 1993.

                                           Year Ended December 31           Percent Change
                                        -------------------------------------------------------
                                         1995       1994       1993      1995/1994  1994/1993
                                        -------------------------------------------------------
                                           (dollars in thousands)
Service charges on deposit accounts     $1,042     $1,073     $  931       (2.9)%      15.3%
Securities losses, net                     (45)       (31)        --       45.2          --
Mortgage loan servicing fees               161        153        153        5.2         0.0
Gain on sale of mortgage loans             103        101        411        2.0       (75.4)
Gain on sale of branch office              870         --         --         --          --
Other income                               219        185        308       18.4       (39.9)
                                        ------     ------     ------
                                        $2,350     $1,481     $1,803       58.7       (17.9)
                                        ------     ------     ------       ----        ----
                                        ------     ------     ------       ----        ----

The increase in 1995 is primarily attributable to merchant credit card discount fees, while the decline in 1994 was due to a nonrecurring recoveries of fees associated with correspondent services received in 1993.

NONINTEREST EXPENSE

    Noninterest expense for 1995 increased less than 1% following a decline of 10% in 1994. Total salaries and benefits increased 2% from 1994 after a 1% increase in 1994 as compared to 1993. The increase in benefits in 1995 is due to a rise in group health insurance premiums.

                                 Year Ended December 31,          Percent Change
                              -----------------------------------------------------
                               1995       1994       1993      1995/1994  1994/1993
                              -----------------------------------------------------
                                 (dollars in thousands)
Salaries                      $2,612     $2,578     $2,427         1.3%        6.2%
Benefits                         427        395        508         8.1       (22.2)
Occupancy expense                504        507        800        (0.6)      (36.6)
Equipment expense                468        472        461        (0.8)        2.4
Data processing                  372        343        446         8.5       (23.1)
Insurance                         34         39         84       (12.8)      (53.6)
Directors' fees                  166        142        131        16.9         8.4
Audit fees                       126        105        115        20.0        (8.7)
Legal fees                        92        160        139       (42.5)       15.1
Consulting fees                   53         70         96       (24.3)      (27.1)
Regulatory fees                  180        308        364       (41.6)      (15.4)
Supplies                         184        169        317         8.9       (46.7)
Postage                          112        101        107        10.9        (5.6)
Amortization                      91         91         94         0.0        (3.2)
Marketing and advertising        193        196        129        (1.5)       51.9
Other real estate expenses       (69)         0        (38)         --      (100.0)
Other expense                    793        644        838        23.1       (23.2)
                              ------     ------     ------
                              $6,338     $6,320     $7,018         0.3        (9.9)
                              ------     ------     ------       -----      ------
                              ------     ------     ------       -----      ------

    Nonrecurring expenses of $108,000 were incurred in 1995, primarily due to suspected irregularities of a former branch manager.

    FDIC insurance premiums declined $127,000, or 44% in 1995 and totaled $159,000. Since the Bank is classified as "well-capitalized," the FDIC insurance premiums for 1996 will be the statutory minimum of $2,000. The efficiency ratio, which represents the total noninterest expenses as a percent of taxable equivalent net interest income plus other income, indicates the level of expenses to revenues. Illini's efficiency ratio was 70.1%, 73.4%, and 74.6% for the years 1995, 1994, and 1993 respectively. The decline in the efficiency ratio in 1995 is due to the nonrecurring gain resulting from the sale of the branch in Coffeen, Illinois. Excluding the gain on the sale of the branch in Coffeen, Illinois and the related additional charges for goodwill and core deposit intangible amortization, the efficiency ratio would have been 77.6% in 1995, with the increase due primarily to a decline in net interest income.

INCOME TAXES

    Illini's combined incremental tax rate for federal and state income taxes was 38.74% for the years ended December 31, 1995, 1994, and 1993. Illini's combined effective tax rate for federal and state taxes was 30.62%, 29.95% and 30.16% for the years ended December 31, 1995, 1994, and 1993, respectively. For further information concerning the provision for income taxes, refer to Note 7, Income Taxes, of the Notes to Consolidated Financial Statements.

OTHER ACCOUNTING ISSUES

    During May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan. During October 1994, the FASB issued

SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures which amends SFAS No. 114.

    SFAS No. 114 (as amended by SFAS No. 118), which amends SFAS No. 5, Accounting for Contingencies, defines the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms have been modified in troubled debt restructurings. Specifically, a loan is considered impaired when it is probable a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are required to be discounted at the loan's effective interest rate. Alternatively, impairment can be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the measurement method used historically, SFAS No. 114 requires a creditor to measure impairment based on the fair value of the collateral when the creditor determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flow at the loan's effective rate of interest as stated in the original loan agreement.

    SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan.

    The adoption of SFAS 114 and SFAS118 resulted in no prospective adjustment to the provision for loan losses.

    During October 1994, the FASB issued SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. SFAS No. 119 requires disclosures about amounts, nature, and terms of derivative financial instruments that are not subject to SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, because they do not result in off-balance-sheet risk of accounting loss. SFAS No. 119 requires that a distinction be made between financial instruments held or issued for trading purposes and financial instruments held or issued for purposes other than trading.

    SFAS No. 119 amends SFAS No. 105 to require disaggregation of information about financial instruments with off-balance-sheet risk of accounting loss by class, business activity, risk, or other category that is consistent with the entity's management of those instruments. SFAS No. 119 also amends SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, to require that fair value information be presented without combining, aggregating, or netting the fair value of derivative financial instruments with the fair value of nonderivative financial instruments and be presented together with the related carrying amounts in the body of the financial statements, a single footnote, or a summary table in a form that makes it clear whether the amounts represent assets or liabilities.

    SFAS No. 119 is effective for financial statements issued for fiscal years ending after December 31, 1994 and need not be applied to complete interim financial statements in the initial tear of application. The adoption of SFAS No. 119 has had no material effect on Illini's consolidated financial statements. As of December 31, 1995, Illini has no derivative financial instruments as defined by SFAS No. 119 within the investment portfolio. Illini, however, does have fixed loan rate commitments totaling $7,906,000 which are considered derivative financial instruments as defined in SFAS No. 119.

EFFECTS OF INFLATION

    The effects of inflation on financial institutions are different from the effects on other commercial enterprises since financial institutions make few significant capital or inventory expenditures which are directly affected by changing prices. Because bank assets and liabilities are virtually all monetary in nature, inflation does not affect a financial institution as much as do changes in interest rates. The general level of inflation does, in fact, underlie the general level of most interest rates, however, interest rates do not increase at the rate of inflation as do the prices of goods and services. Rather, interest rates react more to the changes in the expected rate of inflation and to changes in monetary and fiscal policy.

    Inflation, however, does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital-to-asset ratio.

ITEM 7. - FINANCIAL STATEMENTS

The Financial statements required by Item 310(a) of Regulation S-B are set forth in the pages listed below.

                                                                        Page(s)
Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . .20
Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . .21
Consolidated Statements of Income . . . . . . . . . . . . . . . . . . . . . .22
Consolidated Statements of Changes on
    Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . . . .23
Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . .24
Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . 25-37

[logo]





                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Illini Corporation:

    We have audited the consolidated balance sheets of Illini Corporation and subsidiary (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Illini Corporation and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.



         KPMG Peat Marwide LLP


St. Louis, Missouri
February 1, 1996

                       ILLINI CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1995 and 1994

                                                                            1995            1994
                                                                       -----------------------------
ASSETS:
  Cash and due from banks                                              $  8,079,146     $  7,637,207
  Federal funds sold                                                          ---            125,000
                                                                       ------------     ------------
    Cash and cash equivalents                                             8,079,146        7,762,207
                                                                       ------------     ------------
  Investments in debt and marketable equity securities:
    Available for sale, at estimated market value                        34,967,265       33,043,332
    Held to maturity, at amortized cost, estimated
      market value of $10,439,955 at December 31, 1994                          ---       10,752,195
                                                                       ------------     ------------
        Total investments in debt and marketable equity securities       34,967,265       43,795,527
                                                                       ------------     ------------
Loans
  Less:                                                                 100,999,481       99,068,300
    Unearned discount and loan fees                                         128,976          323,544
    Allowance for loan losses                                             1,246,480        1,546,834
                                                                       ------------     ------------
      Loans, net                                                         99,624,025       97,197,922
                                                                       ------------     ------------
Premises and equipment, net                                               4,870,132        4,163,748
Accrued interest receivable                                               1,541,427        1,519,771
Other assets                                                              1,287,201        2,072,348
                                                                       ------------     ------------
                                                                       $150,369,196     $156,511,523
                                                                       ------------     ------------
                                                                       ------------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Non-interest bearing demand deposits                                  $20,513,688      $21,668,476
  Interest bearing deposits:
    NOW and money market accounts                                        27,223,687       30,417,135
    Savings deposits                                                     20,318,381       23,097,415
    Time deposits, $100,000 and over                                     14,750,120       16,081,765
    Other time deposits                                                  50,481,132       45,938,684
                                                                       ------------     ------------
      Total deposits                                                    133,287,008      137,203,475
  Federal funds purchased                                                       ---        4,165,000
  Securities sold under agreements to repurchase                            675,064          641,419
  Accrued interest payable                                                  880,006          715,899
  Note payable                                                                  ---          500,000
  Other liabilities                                                         920,763          752,863
                                                                       ------------     ------------
    Total liabilities                                                   135,762,841      143,978,656
                                                                       ------------     ------------
  Shareholders' equity:
    Common stock - authorized 800,000 shares of $10 par
      value; 448,456 shares issued and outstanding                        4,484,560        4,484,560
    Capital surplus                                                       1,885,913        1,885,913
    Retained earnings                                                     8,209,528        7,235,535
    Unrealized holding gains (losses) on investments in debt and
      marketable equity securities available for sale                        26,354       (1,073,141)
                                                                       ------------     ------------
        Total shareholders' equity                                       14,606,355       12,532,867
                                                                       ------------     ------------
                                                                       $150,369,196     $156,511,523
                                                                       ------------     ------------
                                                                       ------------     ------------

See accompanying notes to consolidated financial statements.

                       ILLINI CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                 Years Ended December 31, 1995, 1994, and 1993

                                                                1995            1994            1993
                                                            -------------------------------------------
Interest income:
  Interest and fees on loans                                $ 9,516,016     $ 8,995,177     $10,076,381
  Interest on investments in debt and marketable equity
    securities:
      Taxable                                                 1,385,102       1,816,214       1,870,426
      Exempt from federal income taxes                          509,164         459,633         334,303
  Interest on short-term investments                            190,420          81,368         148,648
                                                            -----------     -----------     -----------
      Total interest income                                  11,600,702      11,352,392      12,429,758
                                                            -----------     -----------     -----------
Interest expense:
  Interest on deposits:
    NOW and money market accounts                               763,637         844,990         820,705
    Savings deposits                                            528,615         574,941         597,033
    Time deposits, $100,000 and over                            827,816         784,566         828,955
    Other time deposits                                       2,923,137       2,025,562       2,536,467
  Interest on federal funds purchased                            33,108          59,615           9,051
  Interest on securities sold under agreements
    to repurchase                                                36,741          55,276          52,007
  Interest on note payable                                        9,035          78,862         135,150
                                                            -----------     -----------     -----------
      Total interest expense                                  5,122,089       4,423,812       4,979,368
                                                            -----------     -----------     -----------
      Net interest income                                     6,478,613       6,928,580       7,450,390

Provision for loan losses                                       505,000         140,000         429,500
                                                            -----------     -----------     -----------
      Net interest income after provision for
        loan losses                                           5,973,613       6,788,580       7,020,890

Noninterest income                                            2,349,988       1,481,082       1,803,469

Noninterest expense                                           6,338,043       6,320,160       7,017,827
                                                            -----------     -----------     -----------
  Income before income tax expense                            1,985,558       1,949,502       1,806,532

Applicable income tax expense                                   607,954         583,915         544,887
                                                            -----------     -----------     -----------
  Net income                                                $ 1,377,604     $ 1,365,587     $ 1,261,645
                                                            -----------     -----------     -----------
                                                            -----------     -----------     -----------
Income per common share
  (based on weighted average common
  shares outstanding of 448,456 in 1995, 1994, and 1993)    $      3.07            3.05            2.81
                                                            -----------     -----------     -----------
                                                            -----------     -----------     -----------

See accompanying notes to consolidated financial statements.

                       ILLINI CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 Years Ended December 31, 1995, 1994, and 1993

                                                                                         UNREALIZED
                                                                                       HOLDING GAINS
                                                                                        (LOSSES) ON
                                                                                        INVESTMENTS
                                                                                        IN DEBT AND
                                                                                        MARKETABLE
                                                                                          EQUITY
                                                                                        SECURITIES
                                                COMMON       CAPITAL       RETAINED     AVAILABLE
                                                STOCK        SURPLUS       EARNINGS      FOR SALE         TOTAL
                                             --------------------------------------------------------------------
Balance at December 31, 1993                 $4,484,560     1,885,913     6,228,713        249,686      12,848,872

Net income                                          ---           ---     1,365,587            ---       1,365,587
Cash dividends paid - $.80 per share                ---           ---      (358,765)           ---        (358,765)

Change in unrealized holding gains
  (losses) on investments in
  debt and marketable equity
  securities available for sale                     ---           ---           ---     (1,322,827)     (1,322,827)
                                             ----------     ---------     ---------     ----------      ----------
Balance at December 31, 1994                  4,484,560     1,885,913     7,235,535     (1,073,141)     12,532,867

NET INCOME                                          ---           ---     1,377,604            ---       1,377,604
CASH DIVIDENDS PAID - $.90 PER SHARE                ---           ---      (403,611)           ---        (403,611)
UNREALIZED HOLDING GAINS (LOSSES) ON
  INVESTMENTS IN DEBT AND MARKETABLE
  EQUITY SECURITIES TRANSFERRED FROM
  HELD TO MATURITY TO AVAILABLE FOR SALE            ---           ---           ---        104,936         104,936
CHANGE IN UNREALIZED HOLDING GAINS
  (LOSSES) ON INVESTMENTS IN
  DEBT AND MARKETABLE EQUITY
  SECURITIES AVAILABLE FOR SALE                     ---           ---           ---        994,559         994,559
                                             ----------     ---------     ---------     ----------      ----------
BALANCE AT DECEMBER 31, 1995                 $4,484,560     1,885,913     8,209,528         26,354      14,606,355
                                             ----------     ---------     ---------     ----------      ----------
                                             ----------     ---------     ---------     ----------      ----------

See accompanying notes to consolidated financial statements.

                       ILLINI CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1995, 1994, and 1993

                                                                                  1995             1994             1993
                                                                               -------------------------------------------
Cash flows from operating activities:
  Net income                                                                   $ 1,377,604       1,365,587       1,261,645
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                585,433         474,405         473,858
      Provision for loan losses                                                    505,000         140,000         429,500
      Securities losses, net                                                        44,597          30,829             ---
      Gain on sale of branch office                                               (869,657)            ---             ---
      Deferred tax expense (benefit)                                               130,206         103,859        (217,093)
      (Increase) decrease in accrued interest receivable                           (78,605)        (65,496)        184,708
      Increase (decrease) in accrued interest payable                              252,669          90,471        (182,663)
      Write-off of present value of lease payments                                     ---             ---         226,474
      Other, net                                                                  (385,010)       (430,484)         71,623
  Origination of secondary market mortgage loans                               (10,593,091)    (13,145,795)    (32,411,048)
  Proceeds from the sale of secondary market mortgage loans                     10,527,891      14,201,554      32,041,348
                                                                               -----------     -----------     -----------
      Net cash provided by operating activities                                  1,497,037       2,764,930       1,878,352
                                                                               -----------     -----------     -----------
Cash flows from investing activities:
  Proceeds from sales of debt and marketable equity securities
    available for sale                                                          17,249,328      12,079,367             ---
  Proceeds from maturities and paydowns of debt securities
    available for sale                                                           4,325,265       5,431,645             ---
  Proceeds from maturities and paydowns of debt securities
    held to maturity                                                               587,500         281,139      12,970,962
  Purchases of debt and marketable equity securities available for sale        (10,442,709)    (18,702,355)            ---
  Purchases of debt and marketable equity securities
    held to maturity                                                            (1,344,971)     (3,045,435)    (16,357,163)
  Net (increase) decrease in loans                                              (9,075,154)      4,064,186       5,599,067
  Proceeds from sale of other real estate                                          361,681          71,582         382,854
  Purchases of premises and equipment                                           (1,185,933)       (845,314)       (881,412)
  Cash paid upon sale of branch                                                 (5,310,903)            ---             ---
  Cash of subsidiary sold, net of cash received on sale                                ---             ---      (2,261,162)
  Other, net                                                                           ---           3,750           1,460
                                                                               -----------     -----------     -----------
      Net cash used in investing activities                                     (4,835,896)       (661,435)       (545,394)
                                                                               -----------     -----------     -----------
Cash flows from financing activities:
  Net increase (decrease) in non-interest-bearing deposit accounts                 182,612         611,258        (280,161)
  Net increase (decrease) in savings, NOW, and money market accounts            (2,623,763)        787,582       4,052,436
  Net increase (decrease) in time deposits, $100,000 and over                      665,547      (2,388,765)     (1,205,177)
  Net increase (decrease) in other time deposits                                10,466,368      (6,504,170)     (5,994,307)
  Net increase (decrease) in federal funds purchased                            (4,165,000)      2,780,000       1,385,000
  Net increase (decrease) in securities sold under agreements to repurchase         33,645        (473,951)        780,465
  Proceeds from note payable                                                           ---             ---       2,250,000
  Principal payments on note payable                                              (500,000)     (1,000,000)     (3,250,000)
  Cash dividends paid                                                             (403,611)       (358,765)       (313,919)
                                                                               -----------     -----------     -----------
      Net cash provided by (used in) financing activities                        3,655,798      (6,546,811)     (2,575,663)
                                                                               -----------     -----------     -----------
      Net increase (decrease) in cash and cash equivalents                         316,939      (4,443,316)     (1,242,705)
Cash and cash equivalents at beginning of year                                   7,762,207      12,205,523      13,448,228
                                                                               -----------     -----------     -----------
Cash and cash equivalents at end of year                                       $ 8,079,146     $ 7,762,207     $12,205,523
                                                                               -----------     -----------     -----------
                                                                               -----------     -----------     -----------
Supplemental information:
  Income taxes paid                                                               $246,000         575,000         840,000
  Interest paid                                                                  4,957,982       4,333,574       5,162,031
Other noncash investing activities:
  Transfer of debt securities held to
    maturity to debt securities available for sale                              11,439,848             ---      33,356,518
  Transfer of fixed assets to other real estate                                        ---         298,173             ---
  Transfer of loans to other real estate                                            43,495         276,135         168,856
                                                                               -----------     -----------     -----------
                                                                               -----------     -----------     -----------

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1995, 1994, and 1993

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Illini Corporation ("Illini") provides a full range of banking services to individual, corporate, and institutional customers through its 17 locations throughout central Illinois. Illini and its banking subsidiary, Illini Bank, are subject to competition from other financial and nonfinancial institutions providing financial products in central Illinois. Additionally, Illini and its banking subsidiary are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

     The accounting and reporting policies of Illini conform to generally accepted accounting principles within the banking industry. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, including the determination of the allowance for loan losses, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Following is a description of the more significant of these policies:

(A)  BASIS OF PRESENTATION

     Illini utilizes the accrual basis of accounting. In preparing the consolidated financial statements, Illini is required to make estimates and assumptions which significantly affect the amounts reported in the consolidated financial statements. The more significant estimates which are particularly susceptible to change in a short period of time include the determination of the allowance for loan losses and valuation of real estate and other properties acquired in connection with foreclosures or in satisfaction of amounts due from borrowers on loans.

(B)  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Illini after elimination of all significant intercompany accounts and transactions.

(C)  CONSOLIDATED STATEMENTS OF CASH FLOWS

     For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in financial institutions, and federal funds sold, all of which are considered to be highly liquid assets.

(D)  INVESTMENTS IN DEBT AND MARKETABLE EQUITY SECURITIES

     At the time of purchase, debt and equity securities are classified into one of three categories: held to maturity, available for sale, or trading.

          Investments in debt securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, using the interest method, over the period to maturity of the respective securities. In December 1995, Illini transferred all investments securities classified as held to maturity to available for sale under the Financial Accounting Standards Board ("FASB") special report, A GUIDE TO IMPLEMENTATION OF STATEMENT 115 ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.

          Investment securities designated as available for sale, which include any security which Illini has no immediate plan to sell but which may be sold in the near future under different circumstances, are valued at fair value. Amortization of premiums and accretion of discounts on securities available for sale is recorded using the interest method over the period to maturity of the respective security. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized.

          Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are valued at fair value. Unrealized holding gains and losses are included in earnings. Illini did not engage in the trading of investment securities during the years ended December 31, 1995 and 1994.

          Mortgage-backed securities represent a significant portion of the debt security portfolio. Amortization of premiums and accretion of discounts on mortgage-backed securities are analyzed in relation to the corresponding prepayment rates, both historical and estimated, using a method which approximates the interest method.

          Investments in mutual funds are valued at estimated market values and are classified as available for sale. All investments in mutual funds were sold during 1995.

          Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities. Unrealized holding gains and losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of shareholders' equity. The unrealized holding gains or losses included in the separate component of shareholders' equity for securities transferred from available for sale to held for maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

(E)  LOAN INCOME
     Interest income on certain installment loans is recognized using the sum-of-the-years' digits method. Interest on commercial, financial, agricultural, real estate, and all other installment loans is recognized based on the principal amounts outstanding using the simple-interest method. It is the policy of Illini to discontinue the accrual of interest when full collectibility of principal or interest on any loan is in doubt. Subsequent interest payments received on such loans are applied to principal if there is any doubt as to the collectibility of such principal. Otherwise, these receipts are recorded as interest income.

          Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the loan yield using a method approximating the interest method on a loan-by-loan basis.

(F)  ACCOUNTING FOR IMPAIRED LOANS

     During May 1993, the FASB issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan. During October 1994, the FASB issued SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, which amends SFAS 114.

          SFAS No. 114 (as amended by SFAS No. 118), defines the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms have been modified in troubled debt restructurings. Specifically, a loan is considered impaired when it is probable a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are required to be discounted at the loan's effective interest rate. Alternatively, impairment can be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the measurement method used historically, SFAS No. 114 requires a creditor to measure impairment based on the fair value of the collateral when the creditor determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flow at the loan's effective rate of interest as stated in the original loan agreement.

          SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. Illini has elected to continue to use its existing nonaccrual methods for recognizing interest on impaired loans.

          The adoption of SFAS 114 and SFAS 118 resulted in no prospective adjustment to the provision for loan losses.

(G)  ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is increased by provisions charged to operations and is available to absorb loan losses. Illini utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management's approach, which provides for general and specific allowances, is based on current economic conditions, past loan losses, collection experience, risk characteristics of the portfolio, assessing collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgment, deserve current recognition in estimating loan losses.

          Management believes the allowance for loan losses is adequate to absorb losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review Illini Bank's allowance for loan losses. Such agencies may require Illini Bank to add to the allowance for loan losses based on their judgment about and interpretation of information available to them at the time of their examinations.

(H)  SECONDARY MORTGAGE MARKET OPERATIONS

     Beginning in late 1991, Illini began originating Federal National Mortgage Association (FNMA) mortgage loans for sale in the secondary market to FNMA. Any such mortgage loans held for sale are maintained on Illini's consolidated balance sheets at the market value as determined by outstanding commitments from FNMA to purchase such loans. Gains and losses on the sale of these loans and loan origination fees are recognized upon sale of the related loans and included in the consolidated statements of income as noninterest income. Additionally, loan administration fees, representing income earned from servicing these loans sold in the secondary market to FNMA, are calculated on the outstanding principal balances of the loans serviced and recorded as noninterest income as earned.

(I)  PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using primarily the straight-line method. The estimated useful lives are 40 years for premises and 5 to 7 years for furniture and equipment. Costs for maintenance and repairs are expensed as incurred.

(J)  INCOME TAXES

     Illini files a consolidated federal income tax return.

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(K)  INTANGIBLE ASSETS

     The fair value of the individual assets acquired and liabilities assumed through acquisitions accounted for under the purchase method of accounting is recorded as an investment by Illini. The excess of cash or market value of Illini's common stock over the fair value of the net assets acquired is recorded as the excess of cost over fair value of net assets acquired and is included in other assets on the consolidated balance sheets. This amount is amortized on a straight-line basis over various periods not exceeding 25 years. The premiums paid to acquire the deposits of certain subsidiaries are being amortized over a 15-year period.

(L)  OTHER REAL ESTATE OWNED

     Other real estate owned represents property acquired through foreclosure or deeded to Illini in lieu of foreclosure on loans on which the borrowers have defaulted as to payment of principal and interest. Other real estate owned is recorded on an individual asset basis at the lower of fair value minus estimated selling costs or cost (fair value at initial foreclosure). If the fair value minus estimated selling costs is less than cost, the deficiency is recorded in a valuation reserve account through a provision against income. Subsequent increases in the fair value minus estimated selling costs are recorded through a reversal of the valuation reserve, but not below zero. Any subsequent write downs to reflect current fair market value are charged to noninterest expense.

(M)  INCOME PER COMMON SHARE

     Income per common share is based upon the weighted average number of common shares outstanding during each year.

(N)  FINANCIAL INSTRUMENTS

     Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract that both: imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity or to exchange other financial instruments on potentially unfavorable terms with the second entity, and conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity or to exchange other financial instruments on potentially favorable terms with the first entity.

(O)  RECLASSIFICATIONS

     Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the 1995 presentation. Such reclassifications have no effect on previously reported consolidated net income or shareholders' equity.

(2)  SALE OF THE COFFEEN BRANCH AND THE SALE OF PEOPLES
     BANK OF SPRINGFIELD

     On November 16, 1995, Illini completed the sale of its Coffeen, Illinois branch (Coffeen) to an independent third party. In connection with the sale, Illini sold assets totaling $6,488,212, and the buyer assumed liabilities totaling $12,700,748. A gain of $869,657 was realized on the sale of the loans, deposits, and premises and equipment of the Coffeen branch.

     On August 4, 1993, Illini completed the sale of Peoples Bank of Springfield (Peoples Bank) to an independent third party. At the date of sale, Peoples Bank had total assets of $8,079,811 and total deposits of $7,501,500. In conjunction with the transaction, Illini retained the West Edwards Street facility of Peoples Bank and the related deposits of this branch. Cash proceeds of $683,064 were realized from the sale of Peoples Bank.

(3)  INVESTMENTS IN DEBT AND MARKETABLE EQUITY
     SECURITIES

     The amortized cost and estimated market values of debt and marketable equity securities classified as available for sale at December 31, 1995 and 1994 are presented on the following page.



                                             DECEMBER 31, 1995
                               --------------------------------------------------
                                               GROSS        GROSS       ESTIMATED
                               AMORTIZED     UNREALIZED    UNREALIZED     MARKET
                                 COST          GAINS        LOSSES        VALUE
                               ---------     ----------    ----------   ----------
United States Treasury and
  United States agencies
  and corporations              $15,232,004    $  9,340    $  85,976    $15,155,368
Mortgage-backed securities        4,695,394      38,767        8,308      4,725,853
Obligations of state and
  political subdivisions         14,537,962     183,391       95,209     14,626,144
Federal Home Loan Bank stock        459,900        --           --          459,900
                                 ----------    --------    ---------    -----------
                                $34,925,260    $231,498     $189,493    $34,967,265
                                -----------    --------     --------    -----------
                                -----------    --------     --------    -----------


                                                DECEMBER 31, 1994
                                -----------------------------------------------------
                                                GROSS         GROSS       ESTIMATED
                                 AMORTIZED    UNREALIZED    UNREALIZE      MARKET
                                   COST         GAINS         LOSSES        VALUE
                                ----------    ----------    ----------    -----------
United States Treasury and
   United States agencies
   and corporations             $17,641,868      $ ---      $  828,274    $16,813,594
Mortgage-backed securities        6,658,802       2,302        249,065      6,412,039
Mutual Funds                     10,216,362        ---         398,663      9,817,699
                                -----------      ------      --------     -----------
                                $34,517,032      $2,302     $1,476,002    $33,043,332
                                -----------      ------     ----------    -----------
                                -----------      ------     ----------    -----------

     On December 18, 1995, Illini transferred all debt and marketable equity securities classified as held to maturity, having an amortized cost of $11,439,848 and estimated market values of $11,607,103, to available for sale, as allowed under the Financial Accounting Standards Board's FASB special report, A GUIDE TO IMPLEMENTATION OF STATEMENT 115 ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES (the Special Report). The Special Report allows all entities a one-time opportunity to reconsider their ability and intent to hold securities to maturity and transfer securities from held to maturity without "tainting" the remaining held to maturity securities. Securities transferred are accounted for prospectively under SFAS
115. These transfers were only allowed during the period from the date of issuance of the Special Report through December 31, 1995.
     As a member of the Federal Home Loan Bank System administered by the Federal Housing Finance Board, Illini is required to maintain an investment in the capital stock of the Federal Home Loan Bank of Chicago (FHLB) in an amount equal to the greater of 1% of the aggregate outstanding balance of loans secured by dwelling units at the beginning of each year or .3% of the total assets of Illini. The stock is recorded at cost which represents redemption value.
     The amortized cost and estimated market value of debt and marketable equity securities classified as available for sale at December 31, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                           ESTIMATED
                                                            AMORTIZED        MARKET
                                                              COST           VALUE
                                                           ----------     -----------
Due in one year or less                                    $ 7,030,772    $ 7,004,035
Due after one year through five years                       16,168,749     16,211,772
Due after five years through ten years                       2,388,238      2,429,330
Due after ten years                                          4,182,206      4,136,375
                                                           -----------    -----------
                                                            29,769,965     29,781,512
Mortgage-backed securities                                   4,695,395      4,725,853
Federal Home Loan Bank stock, no stated maturity               459,900        459,900
                                                           -----------    -----------
                                                           $34,925,260    $34,967,265
                                                           -----------    -----------
                                                           -----------    -----------

The amortized cost and estimated market values of debt securities classified as held to maturity at December 31, 1994 are as follows:


                                                      DECEMBER 31, 1994
                                       ----------------------------------------------------
                                                       GROSS         GROSS        ESTIMATED
                                        AMORTIZED    UNREALIZED    UNREALIZED      MARKET
                                           COST         GAINS        LOSSES        VALUE
                                       -----------   ----------    ----------   -----------
Obligations of state and political
  subdivisions                         $10,752,195     $29,728      $341,968    $10,439,955
                                       -----------    --------     ----------   -----------
                                       -----------    --------     ----------   -----------

     Proceeds from sales of debt and marketable equity securities during 1995 and 1994 were $17,249,328 and $12,079,367, respectively. Gross gains of $37,279 and $121,034, and gross losses of $81,876 and $151,863 for 1995 and
1994, respectively, were realized on those sales. All sales during 1995 and 1994 were from the available-for-sale category. There were no sales of debt and marketable equity securities in 1993.
     The book value of debt securities pledged to secure United States government and other public deposits, securities sold under agreements to repurchase, and for other purposes as required by law was approximately $14,052,000 and $15,868,000 at December 31, 1995 and 1994, respectively.

(4)  LOANS
     The loan portfolio at December 31, 1995 and 1994 is composed of the following:

                                            1995            1994
                                         ------------    -----------
Commercial, financial, and agricultural  $ 21,109,638    $19,296,985
Real estate:
    Construction                            6,358,174      4,935,699
    Mortgage held for investment           54,967,118     59,259,468
Installment                                18,564,551     15,576,148
                                          -----------    -----------
                                         $100,999,481    $99,068,300
                                         ------------    -----------
                                         ------------    -----------

     Loans serviced for others totaled approximately $58,481,000 and $54,872,000 at December 31, 1995 and 1994, respectively.
     Illini grants commercial, industrial, residential, and consumer loans to customers in central Illinois through its network of banking offices located therein. Illini does not have any particular concentration of credit in any one economic sector; however, a majority of Illini's lending occurs in and around Springfield, Illinois, with a substantial portion of such loans secured by real estate. As such, Illini is susceptible to changes in the economic environment in Springfield, Illinois.
     A summary of impaired loans, including nonaccrual loans, at December 31, 1995, follows:

                                                                    IMPAIRED
                     IMPAIRED                                      LOANS WITH
                       LOANS                      ALLOWANCE        NO RELATED
                    CONTINUING     TOTAL       FOR LOAN LOSSES      ALLOWANCE
     NONACCRUAL     TO ACCRUE     IMPAIRED       ON IMPAIRED        FOR LOAN
       LOANS         INTEREST       LOANS           LOANS             LOSSES
     ----------     ---------     ----------   ---------------     ----------
      $708,458      $900,547      $1,609,005       $397,736         $906,002
      --------      --------      ----------       --------         --------
      --------      --------      ----------       --------         --------

        The average balance of impaired loans during 1995 was $1,137,448.

A summary of interest income on nonaccrual and other impaired loans for the year ended December 31, 1995, follows:

                                                    IMPAIRED
                                                      LOANS
                                            NON-    CONTINUING
                                          ACCRUAL   TO ACCRUE
                                           LOANS     INTEREST     TOTAL
                                          -------   ----------   --------
Income recognized                         $31,911    $66,148     $ 98,059
                                          -------    -------     --------
                                          -------    -------     --------

Interest income if interest had accrued   $88,206    $66,148     $154,354
                                          -------    -------     --------
                                          -------    -------     --------


     At December 31, 1994, Illini had loans on a nonaccrual basis totaling $538,752. If interest on these loans had been accrued, such income would have been $56,906 for the year ended December 31, 1994. During the same period, the amount recognized as interest income on these loans was $26,118.

     A summary of changes in the allowance for loan losses for the years ended December 31, 1995, 1994, and 1993 is as follows:


                                     1995          1994            1993
                                  ----------     ----------     ----------
Balance at beginning of year      $1,546,834     $1,607,565     $1,496,691
Sale of subsidiary                   --              --            (40,467)
Provision charged to expense         505,000        140,000        429,500

Loans charged off                   (872,968)      (416,004)      (380,749)
Recoveries of loans
  previously charged off              67,614        215,273        102,590
                                  ----------     ----------     ----------
     Net loan charge-offs           (805,354)      (200,731)      (278,159)
                                  ----------     ----------     ----------
Balance at end of year            $1,246,480     $1,546,834     $1,607,565
                                  ----------     ----------     ----------
                                  ----------     ----------     ----------


     Following is a summary of activity in 1995 of loans made by Illini to executive officers and directors of Illini or to entities in which such individuals had a beneficial interest. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present unfavorable features.


Balance at December 31, 1994         $  944,470
New loans                               592,379
Advances                                252,000
Payments received                      (539,951)
                                     ----------
Balance at December 31, 1995         $1,248,898
                                     ----------
                                     ----------


(5)  PREMISES AND EQUIPMENT

     A summary of premises and equipment at December 31, 1995 and 1994 by major category follows:

                                 1995           1994
                               ----------    ----------
Land                           $2,199,957    $1,621,370
Bank premises                   4,228,934     3,982,796
Furniture and equipment         2,337,009     2,286,577
                               ----------    ----------
                                8,765,900     7,890,743
Less accumulated depreciation   3,895,768     3,726,995
                               ----------    ----------
                               $4,870,132    $4,163,748
                               ----------    ----------
                               ----------    ----------

    Depreciation charged to noninterest expense amounted to $394,313, $383,166 and $380,215 in 1995, 1994, and 1993, respectively.

    Illini leases certain premises and equipment under noncancellable operating leases which expire at various dates through December 1997. Such noncancellable operating leases also include options to renew on an annual basis. Minimum rental commitments under all noncancellable operating leases at December 31, 1995 are as follows:

                   1996                          $200,293
                   1997                           129,835
                                                 --------
                                                 $330,128
                                                 --------
                                                 --------

    In conjunction with Illini's continued consolidation of operations, Illini moved its headquarters to 120 South Chatham Road in Springfield. The vacating of the former offices, which were leased, resulted in a charge to occupancy expense of $226,474 during 1993.

    In addition, Illini also leases certain premises to unaffiliated third parties which expire at various dates through June 30, 1998. These noncancellable operating leases also include options to renew. Minimum rental income commitments under these noncancellable operating leases at December 31, 1995 are as follows:

                   1996                          $190,369
                   1997                           177,434
                   1998                            69,625
                                                 --------
                                                 $437,428
                                                 --------
                                                 --------

    Total rental income received in 1995, 1994, and 1993 was $189,938, $153,531, and $103,690, respectively.

    Illini also leases certain equipment under agreements which are cancellable with 30-to-90 days' notice to the lessor. Total rent expense charged to noninterest expense in 1995, 1994, and 1993 was $202,542, $210,649, and $247,729, respectively.

    During 1994, Illini closed two of its banking offices. One location, which is being held for sale, was closed and vacated, and transferred to other real estate at $298,173. The other banking office was converted for use in Illini's operations, until the lease expired on November 15, 1995.

(6)  NOTE PAYABLE
    The note payable at December 31, 1994 represented a borrowing agreement with an unaffiliated financial institution secured by the pledge of all the stock of Illini Bank. The weighted average interest rate paid on the note payable in 1995, 1994, and 1993 was 8.86%, 7.27%, and 6.00%, respectively.
The note was paid in full in 1995.

(7)  INCOME TAXES
    The components of income tax expense (benefit) for the years ended December 31, 1995, 1994, and 1993 are as follows:

                           1995         1994         1993
                         ----------------------------------
Current income taxes
  Federal                $378,163     $399,186     $736,729
  State                    99,585       80,870       25,251
Deferred income taxes     130,206      103,859     (217,093)
                         --------     --------     --------
                         $607,954     $583,915     $544,887
                         --------     --------     --------
                         --------     --------     --------

A reconciliation of expected income tax expense to federal income tax expense, computed by applying the federal statutory rate of 34% to income before income tax expense for the years ended December 31, 1995, 1994, and 1993 to reported income tax expense, is as follows:

                                           1995         1994         1993
                                         ----------------------------------
Income tax expense at statutory rate     $675,090     $662,831     $614,221
Increase (decrease) in income taxes
  resulting from:
    Tax-exempt income                    (153,432)    (143,736)    (105,710)
    Goodwill amortization                     809        3,389        5,271
    State income taxes, net of federal
      income tax benefit                   65,726       53,374       16,666
    Cumulative effect of adopting
      SFAS 109 as of January 1, 1993          ---          ---      (21,690)
    Other, net                             19,761        8,057       36,129
                                         --------     --------     --------
Income tax expense                       $607,954     $583,915     $544,887
                                         --------     --------     --------
                                         --------     --------     --------

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 are presented below:

                                                        1995         1994
                                                      ---------------------
Deferred tax assets:
  Available-for-sale securities market valuation      $    ---     $400,559
  Loans, principally due to allowance for
    loan losses                                        202,742      306,914
  Deferred expenses                                     56,606       64,614
  Deferred loan fees                                       ---       34,850
  Other                                                 25,093       13,189
                                                      --------     --------
    Total gross deferred tax assets                    284,441      820,126
                                                      --------     --------
Deferred tax liabilities:
  Available-for-sale securities market valuation        15,651          ---
  Premises and equipment, basis differences             50,713       45,929
  Intangible assets                                      5,430       15,134
                                                      --------     --------
    Total gross deferred tax liabilities                71,794       61,063
                                                      --------     --------
    Net deferred tax asset                            $212,647     $759,063
                                                      --------     --------
                                                      --------     --------

    The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not Illini will realize the benefits of these deductible differences at December 31, 1995 and thus management has not established a valuation allowance.

(8)  EMPLOYEE BENEFITS
    Illini has a defined contribution 401(k) plan that covers substantially all employees. Both Illini and the employee may contribute to the plan. Illini's contributions are voluntary and at the discretion of the Board of Directors. All contributions are subject to statutory restrictions. Illini made a contribution of $40,954, $42,121, and $40,590 to the plan in 1995, 1994, and 1993, respectively.

(9) NONINTEREST INCOME AND EXPENSE
     Details of noninterest income and expense for the years ended December 31, 1995, 1994, and 1993 are as follows:

                                        1995           1994           1993
                                     ----------------------------------------
Noninterest income:
  Service charges on deposits        $1,041,849     $1,072,995     $  931,184
  Securities losses, net                (44,597)       (30,829)           ---
  Mortgage loan servicing fees          160,691        153,126        153,509
  Gain on sale on mortgage loans        103,010        100,788        410,718
  Gain on sale of branch office         869,657            ---            ---
  Other income                          219,378        185,002        308,058
                                     ----------     ----------     ----------
  Total noninterest income           $2,349,988     $1,481,082     $1,803,469
                                     ----------     ----------     ----------
                                     ----------     ----------     ----------
Noninterest expense:
  Salaries and employee benefits     $3,039,145     $2,972,581     $2,934,924
  Occupancy expense                     504,561        507,372        799,585
  Equipment expense                     467,755        471,467        461,461
  Data processing                       372,010        343,008        446,036
  Insurance                              34,219         39,138         83,505
  Directors' fees                       165,940        142,210        130,950
  Professional fees                     270,681        335,131        351,368
  Regulatory fees                       180,044        308,010        363,511
  Supplies                              183,670        168,924        316,453
  Marketing and advertising             192,728        196,002        129,119
  Other real estate income, net         (69,016)          (249)       (37,923)
  Other expense                         996,306        836,566      1,038,838
                                     ----------     ----------     ----------
  Total noninterest expense          $6,338,043     $6,320,160     $7,017,827
                                     ----------     ----------     ----------
                                     ----------     ----------     ----------

(10) CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
    Following are condensed balance sheets as of December 31, 1995 and 1994 and the related condensed schedules of income and cash flows for each of the years in the three-year period ended December 31, 1995 of Illini (parent company only):

Condensed Balance Sheets
December 31, 1995 and 1994
                                                      1995            1994
                                                  ---------------------------
ASSETS:
  Cash                                            $    72,148     $    31,744
  Investment in subsidiary                         14,361,179      12,665,005
  Premises and equipment, net                          33,746          46,368
  Excess of cost over fair value
    of net assets acquired                            267,751         483,902
  Other assets                                         53,464         137,476
                                                  -----------     -----------
                                                  $14,788,288     $13,364,495
                                                  -----------     -----------
                                                  -----------     -----------

LIABILITIES AND
SHAREHOLDERS' EQUITY:
  Note payable                                    $       ---     $   500,000
  Other liabilities                                   181,933         331,628
                                                  -----------     -----------
                                                      181,933         831,628
  Shareholders' equity                             14,606,355      12,532,867
                                                  -----------     -----------
                                                  $14,788,288     $13,364,495
                                                  -----------     -----------
                                                  -----------     -----------

                         CONDENSED SCHEDULES OF INCOME
                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                    1995           1994            1993
                                                 ----------------------------------------
REVENUE:
  Dividends received from subsidiary             $  967,998     $1,506,369     $  948,000
  Other                                                 437          9,662        998,607
                                                 ----------     ----------     ----------
                                                    968,435      1,516,031      1,946,607
                                                 ----------     ----------     ----------


EXPENSES:
  Salaries and employee benefits                        ---            ---        543,165
  Interest expense                                    9,035         78,862        135,150
  Other                                             278,367        140,693      1,558,073
                                                 ----------     ----------     ----------
                                                    287,402        219,555      2,236,388
                                                 ----------     ----------     ----------
     Income (loss) before applicable
       income tax benefit and equity
       in undistributed income
       of subsidiary                                681,033      1,296,476       (289,781)
Applicable income tax benefit                        99,893         65,140        343,473
Equity in undistributed income of subsidiary        596,678          3,971      1,207,953
                                                 ----------     ----------     ----------
     Net income                                  $1,377,604     $1,365,587     $1,261,645
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------

                       CONDENSED SCHEDULES OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                    1995           1994            1993
                                                 ----------------------------------------
Cash flows from operating activities:
  Net income                                     $1,377,604     $1,365,587     $1,261,645
    Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                 228,773         97,156        152,482
      Equity in undistributed
      income of subsidiary                         (596,678)        (3,971)    (1,207,953)
      Other, net                                    (65,684)      (122,973)       415,308
                                                 ----------     ----------     ----------
      Net cash provided by operating
        activities                                  944,015      1,335,799        621,482
                                                 ----------     ----------     ----------
Cash flows from investing activities:
  Sale of premises and equipment                        ---            ---        159,734
  Purchase of premises and equipment                    ---        (44,538)       (72,115)
  Capital contribution to subsidiary                    ---            ---       (295,285)
  Sale of subsidiary                                    ---            ---        683,064
                                                 ----------     ----------     ----------
    Net cash provided by (used in)
    investing activities                                ---        (44,538)       475,398
                                                 ----------     ----------     ----------
Cash flows from financing activities:
  Proceeds from note payable                            ---            ---      2,250,000
  Principal payments on note payable               (500,000)    (1,000,000)    (3,250,000)
  Dividends paid                                   (403,611)      (358,765)      (313,919)
                                                 ----------     ----------     ----------
    Net cash used in financing activities          (903,611)    (1,358,765)    (1,313,919)
                                                 ----------     ----------     ----------
    Net increase (decrease ) in cash                 40,404        (67,504)      (217,039)
Cash at beginning of year                            31,744         99,248        316,287
                                                 ----------     ----------     ----------
Cash at end of year                              $   72,148     $   31,744     $   99,248
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------

Supplemental information:
  Income taxes paid                              $  246,000     $  575,000     $  840,000
  Interest paid                                       9,268         78,876        148,403
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------

(11) DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

    Illini is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments may involve, to varying degrees, elements of credit in excess of the amounts recognized in the consolidated balance sheets. The contractual amounts of these instruments reflect the extent of involvement Illini has in particular classes of financial instruments.

    Illini's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. Illini uses the same credit policies in making commitments and conditional obligations as it does for financial instruments recorded in the consolidated balance sheets. The off-balance-sheet financial instruments of Illini at December 31, 1995 and 1994 are presented on the following page.

                                               1995           1994
                                           ---------------------------
Financial instruments whose contractual
  amounts represent credit risk:
    Commitments to extend credit           $13,265,608     $13,395,614
    Standby letters of credit                1,915,174       1,276,772
                                           -----------     -----------
                                           -----------     -----------


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at December 31, 1995, and 1994, approximately $7,906,000 and $8,743,000, respectively, represent fixed-rate loan commitments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Illini evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but generally includes residential or income-producing commercial property, inventory, accounts receivable, and/or equipment.

    Standby letters of credit are conditional commitments issued by Illini to guarantee the performance of a customer to a third party. The credit risk involved in issuing such letters of credit is essentially the same as that involved in extending other financing arrangements with customers. Illini holds collateral to support such commitments for which collateral is deemed necessary.

    Illini has established overnight federal funds lines of credit of $3,500,000 with an unaffiliated bank. As a member of the FHLB, Illini has obtained a line of credit of $3,960,000.

    Following is a summary of the carrying amounts and fair values of Illini's financial instruments at December 31, 1995 and 1994.

DECEMBER 31, 1995
                                                               CARRYING             FAIR
                                                                 AMOUNT            VALUE
                                                           -----------------------------
BALANCE SHEET ASSETS:
  CASH AND DUE FROM BANKS                                  $  8,079,146     $  8,079,146
  INVESTMENTS IN DEBT AND MARKETABLE EQUITY SECURITIES       34,967,265       34,967,265
  LOANS, NET                                                 99,624,025      100,729,735
  ACCRUED INTEREST RECEIVABLE                                 1,541,427        1,541,427
                                                           ------------     ------------
                                                           $144,211,863     $145,317,573
                                                           ------------     ------------
                                                           ------------     ------------
BALANCE SHEET LIABILITIES:
  DEPOSITS                                                 $133,287,008     $133,761,058
  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                675,064          675,064
  ACCRUED INTEREST PAYABLE                                      880,006          880,006
                                                           ------------     ------------
                                                           $134,842,078     $135,316,128
                                                           ------------     ------------
                                                           ------------     ------------

December 31, 1994
                                                               Carrying             Fair
                                                                 amount            value
                                                           -----------------------------
Balance sheet assets:
  Cash and due from banks                                  $  7,637,207     $  7,637,207
  Federal funds sold                                            125,000          125,000
  Investments in debt and marketable equity securities       43,795,527       43,483,287
  Loans, net                                                 97,197,922       97,115,490
  Accrued interest receivable                                 1,519,771        1,519,771
                                                           ------------     ------------
                                                           $150,275,427     $149,880,755
                                                           ------------     ------------
                                                           ------------     ------------

Balance sheet liabilities:
  Deposits                                                 $137,203,475     $137,079,159
  Federal funds purchased                                     4,165,000        4,165,000
  Securities sold under agreements to repurchase                641,419          641,419
  Accrued interest payable                                      715,899          715,899
  Note payable                                                  500,000          500,000
                                                           ------------     ------------
                                                           $143,225,793     $143,101,477
                                                           ------------     ------------
                                                           ------------     ------------

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

CASH AND OTHER SHORT-TERM INSTRUMENTS

For cash and due from banks, federal funds sold, federal funds purchased, and securities sold under agreements to repurchase, the carrying amount is a reasonable estimate of fair value, as such instruments reprice in a short time period.

INVESTMENTS IN DEBT AND MARKETABLE EQUITY SECURITIES

Fair values of debt and marketable equity securities are based on quoted market prices or dealer quotes.

LOANS

Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage, and installment. Each loan category is further segmented into fixed- and adjustable-rate interest terms and by performing and nonperforming categories.

    For certain homogeneous categories of performing loans, such as certain residential mortgages and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current notes at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

    Fair value for nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

ACCRUED INTEREST RECEIVABLE

For accrued interest receivable, the carrying amount is a reasonable estimate of fair value because of the short maturity for this financial instrument.

DEPOSITS

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, NOW and money market accounts, and savings accounts is equal to the amounts payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

NOTE PAYABLE

The estimate of the fair value of the note payable, which Illini had with an unaffiliated financial institution at December 31, 1994, approximates the carrying value, based upon the alternative rates and terms currently available to Illini.

ACCRUED INTEREST PAYABLE

For accrued interest payable, the carrying amount is a reasonable estimate of fair value because of the short maturity for this financial instrument.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments, and the present creditworthiness of such counterparties. Illini believes such commitments have been made on terms which are competitive in the markets in which it operates; however, no premium or discount is offered thereon and, accordingly, Illini has not assigned a value to such instruments for purposes of this disclosure.

(12) LITIGATION

    Various legal claims have arisen in the normal course of business, which, in the opinion of Illini management, will not result in any material liability to Illini.

(13) REGULATORY RESTRICTIONS

    Subsidiary bank dividends are the principal source of funds for payment of dividends by Illini to its shareholders and for debt service. Illini is subject to regulations of various federal and state regulatory agencies which require the maintenance of minimum capital requirements.

    At December 31, 1995 and 1994, approximately $1,092,000 and $1,100,000, respectively, of cash and due from banks represented required reserves on deposits maintained by Illini in accordance with Federal Reserve Bank requirements.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III.

-------------------------------------------------------------------------------

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Executive Officers" in the definitive proxy statement for the Annual Meeting of Shareholders.

ITEM 10. - EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the definitive proxy statement for the Annual Meeting of Shareholders.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the section titled "Certain Relationships and Related Transactions" in the Registrant's definitive proxy statement for the Annual Meeting of Shareholders.

ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Illini has not filed, nor has it been required to file, any reports on Form 8-K with the Securities and Exchange Commission during the fourth quarter of 1995.

(a)(2) The following exhibits have been filed with the Securities and Exchange Commission as required:

Exhibit

(3) Articles of Incorporation and Bylaws. Incorporated by reference into Illini's Form 10-KSB for the year ended December 31, 1984, Commission File No. 0-13343.

(10) Form of data processing agreement incorporated by reference.
(21) Subsidiaries of the Registrant: Illini Bank.
(27) Financial Data Schedule.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 20, 1996
        --------------

Illini Corporation, Registrant, by

/s/ Burnard K. McHone
--------------------------------------------------------------------------------
Burnard K. McHone, President (Principal Executive Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
--------------------------------------------------------------------------------

/s/ Conrad Noll, III                           March 20, 1996
-------------------------------------------------------------
Conrad Noll, III, Director                     Date

/s/ Patrick E. Noonan                          March 20, 1996
-------------------------------------------------------------
Patrick E. Noonan, Vice Chairman               Date

/s/ Robert F. Olson                            March 20, 1996
-------------------------------------------------------------
Robert F. Olson, Director                      Date

/s/ John H. Pickrell                           March 20, 1996
-------------------------------------------------------------
John H. Pickrell, Director                     Date

/s/ Robert W. Shaver                           March 20, 1996
-------------------------------------------------------------
Robert W. Shaver, Director                     Date

/s/ William G. Walschleger                     March 20, 1996
-------------------------------------------------------------
William G. Walschleger, Jr., Director          Date

/s/ Jesse A. Werner                            March 20, 1996
-------------------------------------------------------------
Jesse A. Werner, Jr., Director                 Date

/s/ Perry Williams                             March 20, 1996
-------------------------------------------------------------
Perry Williams, Director                       Date

/s/ Mark R. Edmiston                           March 20, 1996
-------------------------------------------------------------
Mark R. Edmiston, Chief Financial Officer      Date
(Principal Financial and Accounting Officer)

                  ILLINI CORPORATION AND ILLINI BANK OFFICERS


                               ILLINI CORPORATION
                               Burnard K. McHone
                                   PRESIDENT

                                Mark R. Edmiston
                             CHIEF FINANCIAL OFFICER

                                 C. Fred Jessup
              SENIOR VICE PRESIDENT / COMMERCIAL BANKING SERVICES

                               David J. Schwemmer
                           VICE PRESIDENT / OPERATIONS

                                 Tony W. McLain
                    VICE PRESIDENT / RETAIL BANKING SERVICES


                                  ILLINI BANK
                               Burnard K. McHone
                                   PRESIDENT

                                Mark R. Edmiston
                             CHIEF FINANCIAL OFFICER

                                 C. Fred Jessup
              SENIOR VICE PRESIDENT / COMMERCIAL BANKING SERVICES

                               David J. Schwemmer
                           VICE PRESIDENT / OPERATIONS

                                 Tony W. McLain
                    VICE PRESIDENT / RETAIL BANKING SERVICES

                                 Ronald Wenger
                  VICE PRESIDENT / COMMERCIAL BANKING SERVICES

                                Kathleen Jackson
                         ADMINISTRATIVE SERVICES MANAGER

                                   Nancy Rice
                          CREDIT ADMINISTRATION OFFICER

                              Michelle Dobelstein
                        INFORMATION SYSTEMS COORDINATOR

                                  Jill Steiner
                                MARKETING OFFICER

                                 Juanita Mathis
                               OPERATIONS OFFICER

                                  Lori Stouffe
                                PERSONNEL OFFICER

                                 Nancy Manning
                          TELLER OPERATIONS SUPERVISOR

                                Nancy A. Sutzer
                             MORTGAGE SALES MANAGER


                             ILLINI BANK LOCATIONS

                        120 S. Chatham Road, Springfield
                         KATHLEEN JACKSON, BANK MANAGER

                       615 W. Jefferson St., Springfield
                            CHIP BOGGS, BANK MANAGER

                         2120 Peoria Road, Springfield
                             PAT DUNN, BANK MANAGER

                          375 West Andrew Rd, Sherman
                           BOB ANDERSON, BANK MANAGER

                         Route 4 and Jefferson, Auburn
                           BRUCE BRAUER, BANK MANAGER

                            133 Dodds St., Divernon
                            VICKIE BLY, BANK MANAGER

                          West Main St., Mechanicsburg
                           ROBIN RUSHING, BANK MANAGER

                          420 East Sangamon, Petersburg
                             DIANE HOPP, BANK MANAGER

                         106 East Washington, Greenview
                            PAT RATLIFF, BANK MANAGER

                           1487 Woodlawn Rd., Lincoln
                           HAROLD BOYER, BANK MANAGER

                         120 Governor Oglesby, Elkhart
                          MONTE STUHMER, BANK MANAGER

                           116 East Exchange, Danvers
                           JEFF WOODARD, BANK MANAGER

                              103 Franklin, Hudson
                            GREG BIRKY, BANK MANAGER

                         100 East Third St., Stonington
                           SCOTT EMMETT, BANK MANAGER

                              130 Main St., Dawson
                           ROBIN RUSHING, BANK MANAGER

                               101 Main, Tallula
                           PAT RATLIFF, BANK MANAGER

                           Lincoln & Douglas, Owaneco
                           SCOTT EMMETT, BANK MANAGER