Form 10QSB
period 1996-03-31
ILLINI CORP
filed 1996-05-15
CIK 730037

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For quarterly period ended   March 31, 1996

                       Commission file number           0-13343

                               Illini Corporation
        (Exact name of small business issuer as specified in its charter)


           Illinois                          37-1135429
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)           Identification No.)


           120 South Chatham Road,     Springfield,  Illinois   62704
(Address of principal executive offices)

                                 (217) 787-1651
                           (Issuer's telephone number)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                       Yes   X   No
                                                                -----    -----



    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 448,456 shares of $10 par value common stock as of May 1, 1996.

                                  ILLINI CORPORATION
                                 INDEX TO FORM 10-QSB
                                    March 31, 1996

                                                                          Page
PART I.    FINANCIAL INFORMATION

   Item 1.    Consolidated Financial Statements

              Consolidated Balance Sheets                                  3
              March 31, 1996 and December 31, 1995

              Consolidated Statements of Income                            4
              Three Months Ended March 31, 1996 and 1995

              Consolidated Statements of Cash Flows                        5
              Three Months Ended March 31, 1996 and 1995

              Notes to Consolidated Financial Statements                   6

   Item 2.    Management's Discussion and Analysis                         7


PART II.   OTHER INFORMATION                                              14

SIGNATURE PAGE                                                            15

                          ILLINI CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                         March 31, 1996 and December 31, 1995
                                     (Unaudited)


                                                                March 31,                     December 31,
                                                                  1996                            1995
                                                             --------------                --------------


ASSETS:
  Cash and due from banks                                    $   4,772,383                 $    8,079,146
  Federal funds sold                                               815,000                              0
                                                             --------------                --------------
    Cash and cash equivalents                                    5,587,383                      8,079,146
  Investment in debt and marketable equity securities:
    Available for sale, at market value                         42,450,311                     34,967,265


Loans                                                           95,719,849                    100,999,481
  Less:
    Unearned discount and loan fees                                111,356                        128,976
    Allowance for loan losses                                    1,096,184                      1,246,480
                                                             --------------                --------------
      Loans, net                                                94,512,309                     99,624,025
                                                             --------------                --------------
  Premises and equipment                                         4,860,201                      4,870,132
  Accrued interest receivable                                    1,642,212                      1,541,427
  Other assets                                                   1,385,729                      1,287,201
                                                            --------------                 --------------
                                                            $  150,438,145                 $  150,369,196
                                                            --------------                 --------------
                                                            --------------                 --------------

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Noninterest-bearing demand deposits                           18,787,964                     20,513,688
  Interest-bearing deposits:
    NOW and money market accounts                               28,206,520                     27,223,687
    Savings deposits                                            20,474,810                     20,318,381
    Time deposits, $100,000 and over                            15,946,228                     14,750,120
    Other time deposits                                         50,733,507                     50,481,132
                                                            --------------                 --------------
          Total deposits                                       134,149,029                    133,287,008
  Securities sold under agreements to repurchase                   250,000                        675,064
  Accrued interest payable                                         854,869                        880,006
  Other liabilities                                                769,943                        920,763
                                                            --------------                 --------------
          Total liabilities                                    136,023,841                    135,762,841
                                                            --------------                 --------------
  Shareholders' equity:
    Common stock-authorized 800,000 shares of $10
       par value; 448,456 shares issued and outstanding          4,484,560                      4,484,560
    Capital surplus                                              1,885,913                      1,885,913
    Retained earnings                                            8,206,703                      8,209,528
    Unrealized holding gains (losses on
      investments in debt and marketable equity
        securities available for sale                             (162,872)                        26,354
                                                            --------------                 --------------
          Total shareholders' equity                            14,414,304                     14,606,355
                                                            --------------                 --------------

                                                            $  150,438,145                 $  150,369,196
                                                            --------------                 --------------
                                                            --------------                 --------------




See accompanying notes to interim consolidated financial statements.

                          ILLINI CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                      Three Months Ended March 31, 1996 and 1995
                                     (Unaudited)


                                                                   1996                           1995
                                                            --------------                 --------------

Interest income:
  Interest and fees on loans                                $    2,259,581                 $    2,188,274
  Interest on investment in debt and marketable
   equity securities:
    Taxable                                                        320,749                        462,670
    Exempt from Federal income taxes                               180,603                        126,530
  Interest on short term investments                                31,629                          5,556
                                                            --------------                 --------------

          Total interest income                                  2,792,562                      2,783,030
                                                            --------------                 --------------

Interest expense:
  Interest on deposits                                           1,264,971                      1,137,111
  Interest on Federal funds purchased                                    -                         21,864
  Interest on securities sold under
     agreements to repurchase                                        4,436                         10,822
  Interest on note payable                                               -                          8,296
                                                            --------------                 --------------

           Total interest expense                                1,269,407                      1,178,093
                                                            --------------                 --------------

           Net interest income                                   1,523,155                      1,604,937

Provision for loan losses                                          140,000                         30,000
                                                            --------------                 --------------

           Net interest income after provision
             for loan losses                                     1,383,155                      1,574,937

Noninterest income                                                 357,536                        389,419

Noninterest expense                                              1,635,923                      1,642,153
                                                            --------------                 --------------

           Income before income taxes                              104,768                        322,203

Applicable income tax expense                                        6,691                         70,100
                                                            --------------                 --------------

           Net income                                       $       98,077                 $      252,103
                                                            --------------                 --------------
                                                            --------------                 --------------

Income per common share (based on
   weighted average common shares
   outstanding of 448,456 for 1996 and
   1995):                                                   $         0.22                 $         0.56
                                                            --------------                 --------------
                                                            --------------                 --------------

Dividends per share                                         $        0.225                 $        0.225
                                                            --------------                 --------------
                                                            --------------                 --------------




See accompanying notes to interim consolidated financial statements.

                          ILLINI CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Three Months Ended March 31, 1996 and 1995
                                     (Unaudited)


                                                                         1996                           1995
                                                                  --------------                 --------------

Cash flows from operating activities:
Net income                                                        $       98,077                 $      252,103

Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                            143,863                        122,375
Provision for loan losses                                                140,000                         30,000
Securities gains, net                                                     (1,250)                             -
Increase in accrued interest receivable                                 (100,785)                      (26,686)
Increase (decrease) in accrued interest payable                          (25,137)                        36,918
Other, net                                                              (150,442)                      (238,278)
Origination of secondary market mortgage loans                        (3,953,354)                    (1,148,715)
Proceeds from the sale of secondary market mortgage loans              3,719,354                        866,668
                                                                  --------------                 --------------
Net cash used in operating activities                                   (129,674)                     (105,615)
                                                                  --------------                 --------------
Cash flows from investing activities:
Proceeds from sales of debt and marketable equity securities
available for sale                                                     1,714,729                              -
Proceeds from maturities and paydowns of debt securities
available for sale                                                     2,684,852                        515,805
Proceeds from maturities and paydowns of debt securities
held to maturity                                                               -                        220,000
Purchases of debt and marketable equity securities
available for sale                                                   (12,207,836)                     (287,573)
Net (increase) decrease in loans                                       5,205,716                    (1,606,378)
Purchases of premises and equipment                                      (95,601)                      (85,714)
Proceeds from sales of other real estate                                       -                         79,921
                                                                  --------------                 --------------
Net cash used in investing activities                                 (2,698,140)                   (1,163,939)
                                                                  --------------                 --------------
Cash flows from financing activities:
Net decrease in noninterest-bearing deposit accounts                  (1,750,788)                   (3,032,293)
Net increase (decrease) in savings, NOW and money market accounts      1,139,262                    (2,146,095)
Net increase (decrease) in time deposits $100,000 and over             1,196,108                      (659,432)
Net increase in other time deposits                                      252,375                      6,332,501
Net decrease in Federal funds purchased                                        -                      (665,000)
Net decrease in securities sold under agreements
to repurchase                                                           (400,000)                     (248,705)
Principal payments on note payable                                             -                      (350,000)
Cash dividends paid                                                     (100,903)                     (100,903)
                                                                  --------------                 --------------
Net cash provided by used in financing activities                        336,054                      (869,927)
                                                                  --------------                 --------------

Net decrease in cash and cash equivalents                             (2,491,760)                   (2,139,481)

Cash and cash equivalents at beginning of period                       8,079,146                      7,762,207
                                                                  --------------                 --------------

Cash and cash equivalents at end of period                        $    5,587,386                 $    5,622,726
                                                                  --------------                 --------------
                                                                  --------------                 --------------
Supplemental Information:
Income taxes paid                                                      $ 145,000                      $ 100,000
Interest paid                                                     $    1,294,544                 $    1,141,175
Other non-cash investing activities:
Transfer of loans to other real estate                            $            -                 $       31,495
                                                                  --------------                 --------------
                                                                  --------------                 --------------




See accompanying notes to interim consolidated financial statements.

                                  ILLINI CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    MARCH 31, 1996


(1)    BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

       Results for the three months ended March 31, 1996 may not be indicative of the companies annual performance.

                          ILLINI CORPORATION AND SUBSIDIARY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    MARCH 31, 1996


This discussion should be read in conjunction with the financial statements, notes and tables included elsewhere in this report and in the 1995 Illini Corporation Annual Report on
Form 10-KSB.

SUMMARY




                                                     Three months ended
                                                           March 31,     Percent
EARNINGS      $(thousands, except per share data)        1996    1995    Change
- - --------------------------------------------------------------------------------
Total revenue. . . . . . . . . . . . . . . . . . .      $1,978  $2,064   -4.15%
Net income . . . . . . . . . . . . . . . . . . . .          98     252  -61.04%
Net income per share . . . . . . . . . . . . . . .       $0.22   $0.56  -61.04%


KEY RATIOS
- - --------------------------------------------------------------------------------
Return on average assets . . . . . . . . . . . . .       0.26%   0.65%   -0.39%
Return on average equity . . . . . . . . . . . . .       2.67%   7.85%   -5.18%
Average equity to assets . . . . . . . . . . . . .       9.79%   8.33%    1.46%
Tangible equity to net assets. . . . . . . . . . .       9.45%   8.20%    1.24%
Tier I leverage ratio. . . . . . . . . . . . . . .       9.64%   8.72%    0.92%
Total risk adjusted capital ratio. . . . . . . . .      15.41%  14.17%    1.24%
Dividend payout ratio. . . . . . . . . . . . . . .     102.80%  40.05%   62.75%
Net interest margin. . . . . . . . . . . . . . . .       4.73%   4.82%   -0.09%
Net funds function . . . . . . . . . . . . . . . .       4.31%   4.66%   -0.36%
Efficiency ratio . . . . . . . . . . . . . . . . .      82.65%  79.61%    3.04%


Net income for the first quarter of 1996 was $98,000, or .22 cents per share. Net income for the first quarter of 1995 was $252,000, or .56 cents per share. The primary reasons for the decline in income in 1996 are a reduction in net interest margin due to an increase in the cost of retail certificates of deposit and an increase in the provision for loan losses.

Non-performing assets were $2,489,000 at March 31, 1996, an increase of $1,177,000 from a year ago. Net charge-offs increased to $290,000 in the first quarter of 1996 from $86,000 in the first quarter of 1995.

RESULTS OF OPERATION

NET INTEREST INCOME/NET INTEREST MARGIN

Net interest income on a taxable equivalent basis was $1,622,000 in the first quarter of 1996, a decline of 3% compared with $1,674,000 in the first quarter of 1995. Net interest margin was 4.73% for the first quarter of 1996, compared with 4.82% for the first quarter of 1995. The decrease was substantially due to an increase in the cost of time deposits to 5.79% in the first quarter of 1996 from 4.97% in the first quarter of 1995.

Net interest income is also affected by the growth, pricing, mix and maturity of interest earning assets and interest bearing liabilities, as well as other factors including loan quality. Individual components of net interest income and net interest margin are percented in the consolidated average balances, interest income/expense and yield/rate table on page 9 and a net interest income rate/volume variance analysis is presented on page 10.

Total loans declined $5,262,000 since December 31, 1995, comprised of a decrease of $2,967,000 in real estate loans and a $2,050,000 drop in commercial loans. The proceeds from the loan paydowns along with a $896,000 increase in deposits were used to fund purchases resulting in a net increase of $7,483,000 since December 31, 1995. The securities purchased were primarily intermediate term United States Agency securities and mortgage backed securities.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES


                                                                 Three months ended March 31,
                               ------------------------------------------------------------------------------------------------
                                                     1996                                            1995
                               -----------------------------------------------  -----------------------------------------------
                                                                (DOLLARS IN THOUSANDS)
                                             Percent     Interest     Average                 Percent     Interest     Average
                                 Average     of Total    Income/      Yield/      Average     of Total    Income/       Yield/
                                 Balance      Assets     Expense       Rate       Balance      Assets     Expense        Rate
                                 -------      ------     -------       ----       -------      ------     -------        ----
ASSETS
Interest-earning assets:
   Federal funds sold            $   2,370       1.6 %   $    32       5.34 %    $     416        0.3 %   $      6       5.77 %
   Investment securities
   Taxable                          22,355      14.9         321       5.68         33,333       21.6          463       5.56
   Nontaxable (1)                   15,271      10.2         274       7.10         10,450        6.8          192       7.35
   Loans
   Commercial                       15,801      10.5         347       8.81         13,995        9.1          302       8.75
   Agriculture                       4,831       3.2          93       7.72          4,363        2.8           96       8.92
   Real estate
     Commercial                     29,682      19.7         682       9.22         28,184       18.3          630       9.07
     Agriculture                     2,976       2.0          67       9.03          3,657        2.4           78       8.65
     Residential                    26,937      17.9         626       9.32         32,092       20.8          712       9.00
   Consumer, net                    18,037      12.0         431       9.58         16,013       10.4          371       9.40
   Credit card                         609       0.4          18      11.86             18        0.0            2      45.06
                                  --------                ------                  --------                 -------
     Total loans                    98,873      65.7       2,264       9.18         98,322       63.8        2,191       9.04
   Loan reserve                     (1,283)     (0.9)                               (1,537)      (1.0)
                                  --------                ------                  --------                 -------
   Net loans(1)(2)                  97,590      64.9       2,264       9.31         96,785       62.8        2,191       9.18
                                  --------    ------      ------                  --------     ------      -------
   Total interest earning assets   137,586      91.5       2,891       8.43        140,984       91.5        2,852       8.20
                                  --------                ------                  --------     ------      -------
Non-interest-earning assets:
   Cash and due from banks           5,243       3.5                                 5,381        3.5
   Premises and equipment            4,873       3.2                                 4,351        2.8
   Other assets                      2,687       1.8                                 3,445        2.2
                                  --------    ------                              --------     ------
     Total assets                $ 150,389     100.0                               154,161      100.0 %
                                  --------    ------                              --------     ------
                                  --------    ------                              --------     ------


LIABILITIES
Interest-bearing liabilities:
   Interest-bearing deposits:
      Savings and NOW accounts   $  48,659      32.4 %   $   312       2.57 %    $  52,076       33.8 %    $   330       2.57 %
      Time deposits                 66,012      43.9         953       5.79         65,869       42.7          807       4.97
   Federal funds purchased              10       0.0           0       0.00          1,432        0.9           22       6.23
   Securities sold under
      agreements to repurchase         288       0.2           4       5.57            791        0.5           11       5.64
   Note payable                     ----       ----        ----        ----            374        0.2            8       8.67
                                  --------    ------      ------                  --------     ------      -------
   Total interest-bearing
      liabilities                  114,969      76.4       1,269       4.43        120,542       78.2        1,178       3.96
Non-interest-bearing deposits       18,754      12.5                                19,213       12.5
Other liabilities                    1,940       1.3                                 1,561        1.0
      Total liabilities            135,663      90.2                               141,316       91.7
SHAREHOLDERS' EQUITY                14,726       9.8                                12,845        8.3
   Total liabilities and
      shareholders' equity       $ 150,389     100.0 %                           $ 154,161      100.0 %
                                  --------    ------                              --------     ------
                                  --------    ------                              --------     ------
Net yield on interest earning
      assets                                             $ 1,622       4.73 %                              $ 1,674       4.82 %
                                                         -------      -----                                 ------      -----
                                                         -------      -----                                 ------      -----



(1)  Fully taxable equivalent basis using the federal statutory rate of 34%.
(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $59,000 in 1996 and $56,000 in 1995.

NET INTEREST INCOME - RATE/VOLUME VARIANCE ANALYSIS

                                                                         1996-1995
                                                   ---------------------------------------------------
                                                     CHANGES IN             VOLUME               RATE
                                                   INCOME/EXPENSE           EFFECT              EFFECT
                                                   --------------           ------              ------
                                                                   (DOLLARS IN THOUSANDS)
FEDERAL FUNDS SOLD                                 $     26            $     25            $      1
INVESTMENT SECURITIES:
  TAXABLE                                             (142)               (152)                  10
  NONTAXABLE                                             82                  89                 (7)
NET LOANS                                                73                  28                  45
                                                    -------             -------             -------
  TOTAL INTEREST INCOME                                  39                (10)                  49
                                                    -------             -------             -------

SAVINGS AND NOW ACCOUNTS                               (18)                (19)                   1
TIME DEPOSITS                                          146                   2                  144
FEDERAL FUNDS PURCHASED                                (22)                (11)                 (11)
SECURITIES SOLD UNDER REPURCHASE AGREEMENTS             (7)                 (7)                   0
NOTE PAYABLE                                            (8)                 (4)                  (4)
                                                    -------             -------             -------
  TOTAL INTEREST EXPENSE                                 91                (39)                 130
                                                    -------             -------             -------

  NET INTEREST INCOME                              $   (52)            $     29            $   (81)
                                                    -------             -------             -------
                                                    -------             -------             -------




NONINTEREST INCOME

                                                       Three months ended            Percent
                                                            March 31,                Change
                                                   -------------------------      -----------
                                                      1996           1995          1996/1995
                                                   -----------  -----------       -----------
Service charges on deposit accounts. . . . . . .   $240,108       $267,186        (10.1)%
Securities gains, net . . . . . . . . . . . .. .      1,250         ----         -----
Mortgage loan servicing fees . . . . . . . . . .     44,054         38,528         14.3
Gain on sale of mortgage loans . . . . . . . . .     26,897          9,296        189.3
Other income . . . . . . . . . . . . . . . . . .     45,227         74,408        (39.2)
                                                  ---------      --------
                                                   $357,536       $389,418         (8.2)
                                                  ---------      ---------        -----
                                                  ---------      ---------        -----



The decrease in service charges on deposit accounts for the three months ended March 31, 1996 as compared to 1995 resulted from a decrease of $13,000 and $11,000, respectively, in overdraft fees and services charges on regular checking accounts.

The increase in mortgage loan service fees and the gain on sale of mortgage loans is due to an increase in the origination of mortgage loans for sale in the secondary market to $3,953,000 for the first quarter of 1996 as compared to $1,149,000 for the first quarter of 1995.

The decrease in other noninterest income for the three months ended March 31, 1996 is primarily due to a $31,000 gain on the sale of other real estate that was recorded during the quarter ended March 31, 1995.

NONINTEREST EXPENSE


                                                       Three months ended            Percent
                                                            March 31,                Change
                                                   -------------------------      -----------
                                                      1996           1995          1996/1995
                                                   -----------   ----------       -----------

Salaries . . . . . . . . . . . . . . . . . . . .   $667,080       $631,168          5.7  %
Benefits . . . . . . . . . . . . . . . . . . . .    152,587        142,132          7.4
Occupancy expense. . . . . . . . . . . . . . . .    164,380        135,180         21.6
Equipment expense. . . . . . . . . . . . . . . .    106,146        115,136         (7.8)
Data processing. . . . . . . . . . . . . . . . .     96,836         95,323          1.6
Insurance. . . . . . . . . . . . . . . . . . . .      7,091         12,286        (42.3)
Directors' fees. . . . . . . . . . . . . . . . .     35,638         31,600         12.8
Audit fees.. . . . . . . . . . . . . . . . . . .     19,000         23,076        (17.7)
Legal fees . . . . . . . . . . . . . . . . . . .     60,011         25,154        138.6
Consulting fees. . . . . . . . . . . . . . . . .     11,793         12,854         (8.3)
Regulatory fees. . . . . . . . . . . . . . . . .      5,721         82,814        (93.1)
Supplies . . . . . . . . . . . . . . . . . . . .     33,669         46,096        (27.0)
Postage. . . . . . . . . . . . . . . . . . . . .     29,704         33,631        (11.7)
Amortization . . . . . . . . . . . . . . . . . .     13,477         22,810        (40.9)
Marketing and advertising. . . . . . . . . . . .     65,622         54,450         20.5
Other real estate expenses . . . . . . . . . . .        273          2,020        (86.5)
Other expense. . . . . . . . . . . . . . . . . .    166,895        176,422         (5.4)
                                                  ----------     ----------
                                                 $1,635,923     $1,642,152         (0.4)
                                                  ----------     ----------       -------
                                                  ----------     ----------       -------



Salaries and benefits increased for the three months ended March 31, 1996, primarily due to headcount added for the production of agricultural and residential mortgage loans.

Occupancy expense increased for the three months ended March 31, 1996, primarily due to cost of $35,000 associated with moving leasehold improvements out of a building in which the lease had expired.

Legal fees increased substantially in the first quarter of 1996 due to non-recurring regulatory matters pursued by the bank.

Regulatory fees decreased for the three months ended March 31, 1996, as a result of the Federal Deposit Insurance Corporation decision to lower deposit insurance premiums from .23 cents per $100 in bank insurance fund deposits to the regulatory minimum of $500 per quarter for well capitalized and well managed banks, resulting in a decline of $77,000 in FDIC insurance premiums.

INCOME TAXES

The provision for income taxes was 7% of pre-tax income for the three months ended March 31, 1996, as compared to 22% of pre-tax income for the same period in 1995.

CREDIT QUALITY

The provision for loan losses increased to $140,000 for the three months ended March 31, 1996, as compared to $30,000 for the comparable period in the prior year. Net charge-offs increased to $290,000 for the three months ended March 31, 1996, as compared to $86,000 for the three months ended March 31, 1995. A problem agricultural credit was responsible for $200,000 of the net charge-offs in the first quarter of 1996. Management expects to charge-off $200,000 additionally on this credit in the second quarter of 1996.

Non-performing assets increased to $2,489,000 at March 31, 1996, an increase of $1,312,000 at March 31, 1995.


CREDIT QUALITY     (DOLLARS IN THOUSANDS)          1996                1995
- - ------------------------------------------------------------------------------
Ending reserve for loan losses . . . . . . . .    $1,096              $1,491
                                                --------            --------
Nonperforming assets . . . . . . . . . . . . .
  Nonaccrual . . . . . . . . . . . . . . . . .     2,011                 737
  OREO . . . . . . . . . . . . . . . . . . . .       478                 575
                                                 --------            --------
  Total nonperforming assets . . . . . . . . .    $2,489              $1,312
                                                 --------            --------
                                                 --------            --------
Loans delinquent over 90 days. . . . . . . . .       $13                 $30
                                                 --------            --------
Gross charge-offs. . . . . . . . . . . . . . .       319                  99
Less: recoveries . . . . . . . . . . . . . . .        29                  13
                                                 --------            --------
  Net charge-offs. . . . . . . . . . . . . . .      $290                 $86
                                                 --------            --------
                                                 --------            --------

KEY RATIOS
  Reserve to ending loans. . . . . . . . . . .     1.15%               1.48%
  Allowance to nonperforming loans . . . . . .     0.55%               1.62%
  Nonperforming assets to ending loans . . . .     2.60%               1.30%
  90 days delinquent to ending loans . . . . .     0.01%               0.03%
  Net charge-offs to average loan. . . . . . .     1.17%               0.35%


INTEREST RATE SENSITIVITY

Interest rate sensitivity is a function of the repricing characteristics of Illini Corporation's portfolio of assets and liabilities. These repricing characteristics are the time frame within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on repricing relationships of assets and liabilities during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of interest rate movements on net interest income. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in Illini Corporation's current portfolio that are subject to repricing at various time horizons: up to 3 months, 4-12 months, 1-5 years, and over 5 years. These differences are known as interest sensitivity gaps. The following table shows interest sensitivity gaps for these different intervals as of March 31, 1996.

In the following table, mortgage-backed securities and collateralized mortgage obligations are presented based on market median prepayment speeds for the weighted average coupon of the underlying collateral pools as of March 31, 1996. For all other interest earning assets and interest bearing liabilities, variable rate assets are reflected in the time interval of the assets or liabilities have been allocated to various time intervals based on contractual repayment and/or maturity.


                                            Contractual Repayment Schedule if Fixed Rate;
                                          Earliest Possible Repricing Interval if Floating Rate
                                           -----------------------------------------------------


                                               up to          4 to             1 to          Over 5
                                              3 months      12 months        5 years          years
                                              --------      ---------        -------          -----
Interest-earning Assets
        Loans                                 $ 21,858       $ 22,514       $ 47,584     $    3,764
        Investments in debt and
        marketable equity securities             6,297          6,470         15,190         14,493
        Other interest-earning assets              815           --             --             --
                                                ------        -------        -------        -------
Total Interest-earning Assets                 $ 28,970       $ 28,984       $ 62,774     $   18,257
                                                ------        -------        -------        -------
                                                ------        -------        -------        -------

Interest-bearing Liabilities
        Savings, NOW, and money
            market accounts                   $ 48,681           --             --              --
        Time Deposits                           25,227         29,853         11,585             15
        Federal funds purchased                   --             --             --              --
            Securities sold under
            agreements to repurchase               150           --              100            --
                                                ------         ------         ------        -------
Total Interest-bearing Liabilities            $ 74,058       $ 29,853       $ 11,685     $       15
                                                ------         ------         ------        -------
                                                ------         ------         ------        -------

Gap by Period                                 $(45,088)   $  (    869)      $ 51,089      $  18,242
                                                ------         ------         ------        -------
                                                ------         ------         ------        -------

Cumulative Gap                                $(45,088)     $ (45,957)      $  5,132       $ 23,374
                                                ------         ------         ------        -------
                                                ------         ------         ------        -------



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

PART II.  OTHER INFORMATION


                          ILLINI CORPORATION AND SUBSIDIARY
                                    March 31, 1996

Item 1   LEGAL PROCEEDINGS

         Various legal claims have arisen in the normal course of business, which, in the opinion of Illini management and legal counsel, will not result in any material liability to Illini.

Item 2   CHANGES IN SECURITIES - none

Item 3   DEFAULTS UPON SENIOR SECURITIES - none

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - none

Item 5   OTHER INFORMATION - none

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (A)  Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended March 31, 1996.

                          ILLINI CORPORATION AND SUBSIDIARY
                                    March 31, 1996

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Illini Corporation by



 /s/ Burnard K. McHone                             5/10/96
- - --------------------------------                 -------------
Burnard K. McHone                               Date signed
President



 /s/ Mark R. Edmiston                              5/10/96
- - --------------------------------                 -------------
Mark R. Edmiston                                 Date signed
Chief Financial Officer