Form 10QSB
period 1996-06-30
ILLINI CORP
filed 1996-08-14
CIK 730037

            U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB


[ X ]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

[   ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                         THE EXCHANGE ACT

            For quarterly period ended  June 30, 1996

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

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes  _X_  No __


      State  the  number of shares outstanding  of  each  of  the issuer's  classes of common equity, as of the latest  practicable
date:   448,456 shares of $10 par value common stock as of August
1, 1996.

                       ILLINI CORPORATION
                      INDEX TO FORM 10-QSB
                         June 30, 1996

                                                               Page
PART I.    FINANCIAL INFORMATION

    Item 1. Consolidated Financial Statements

            Consolidated Balance Sheets                            3
              June 30, 1996 and December 31, 1995

            Consolidated Statements of Income                      4
              Six and Three Months Ended June 30, 1996 and 1995

            Consolidated Statements of Cash Flows                  5
              Six and Three Months Ended June 30, 1996 and 1995

            Notes to Consolidated Financial Statements             6

    Item 2. Management's Discussion and Analysis                   7

PART II.   OTHER INFORMATION                                      14

SIGNATURE PAGE                                                    15

                  ILLINI CORPORATION AND SUBSIDIARY
                    CONSOLIDATED BALANCE SHEETS
                 June 30, 1996 and December 31, 1995
                             (Unaudited)


                                                       June 30,    December 31,
                                                         1996         1995
                                                  -------------- ---------------
Assets:
  Cash and due from banks                          $  4,551,230   $  8,079,146
  Interest bearing deposits in other banks               18,937              0
  Investment in debt and marketable equity
   securities:
  Available for sale, at estimated market value      40,465,414     34,967,265

  Loans                                              95,862,258    100,999,481
    Less: Unearned income                               114,594        128,976
          Allowance for loan losses                   1,122,055      1,246,480
                                                  -------------- ---------------
          Loans, net                                 94,625,609     99,624,025
                                                  -------------- ---------------
  Premises and equipment                              4,972,871      4,870,132
  Accrued interest receivable                         1,608,937      1,541,427
  Other assets                                        1,707,566      1,287,201
                                                  -------------- ---------------
          Total assets                             $147,950,564   $150,369,196
                                                  ============== ===============
Liabilities and Stockholders' Equity:
  Liabilities:
  Deposits:
  Non-interest bearing demand deposits             $ 17,944,023   $ 20,538,752
  Interest bearing deposits:
    NOW and money market accounts                    27,187,474     27,223,687
    Savings deposits                                 20,236,680     20,318,381
    Time deposits, $100,000 and over                 15,704,483     14,750,120
    Other time deposits                              49,201,721     50,481,132
                                                  -------------- ---------------
          Total deposits                            130,274,381    133,312,072

  Federal funds purchased                             2,000,000              0
  Securities sold under agreements to repurchase        250,000        650,000
  Accrued interest payable                              765,731        880,006
  Other liabilities                                     754,311        920,763
                                                  -------------- ---------------
          Total liabilities                         134,044,423    135,762,841
                                                  -------------- ---------------
  Stockholders' equity:
    Common stock-authorized 800,000 shares of $10
     par value; 448,456 shares issued and
     outstanding                                      4,484,560      4,484,560
    Capital surplus                                   1,885,913      1,885,913
    Retained earnings                                 8,134,959      8,209,528
    Net unrealized holding gains (losses) on
     investments in debt and marketable equity
     securities available for sale, net of tax         (599,291)        26,354
                                                  -------------- ---------------
          Total stockholders' equity                 13,906,141     14,606,355
                                                  -------------- ---------------
          Total liabilities and stockholders'
           equity                                  $147,950,564   $150,369,196
                                                  ============== ===============


   See accompanying notes to interim consolidated financial statements.

                  ILLINI CORPORATION AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME
       For the Three and Six Months Ended June 30, 1996 and 1995
                            (Unaudited)

                                         Three Months Ended       Six Months Ended
                                              June 30,                June 30,
                                          1996        1995        1996        1995
                                      ----------- ----------- ------------ -----------
Interest income:
  Interest and fees on loans           $2,208,421  $2,341,633  $4,468,002  $4,529,907
  Interest on investment securities:
    Taxable                               410,900     407,200     731,649     869,870
    Exempt from federal income taxes      187,186     124,755     367,789     251,285
  Interest on short term investments        3,836      31,270      35,465      36,826
                                      ----------- ----------- ------------ -----------
         Total interest income          2,810,343   2,904,858   5,602,905   5,687,888
                                      ----------- ----------- ------------ -----------
Interest expense:
  Interest on deposits                  1,199,943   1,270,241   2,464,914   2,407,352
  Interest on federal funds purchased      29,938      11,244      29,938      33,108
  Interest on securities sold under
   agreements to repurchase                 3,352      11,621       7,788      22,443
  Interest on note payable                      0         739           0       9,035
                                      ----------- ----------- ------------ -----------
          Total interest expense        1,233,233   1,293,845   2,502,640   2,471,938
                                      ----------- ----------- ------------ -----------
          Net interest income           1,577,110   1,611,013   3,100,265   3,215,950

Provision for loan losses                 490,000      30,000     630,000      60,000
                                      ----------- ----------- ------------ -----------
          Net interest income after
           provision for loan losses    1,087,110   1,581,013   2,470,265   3,155,950

Noninterest income                        387,526     391,757     745,062     781,176

Noninterest expense                     1,587,885   1,656,925   3,223,808   3,299,078
                                      ----------- ----------- ------------ -----------
          Income or (loss) before income
           tax expense                   (113,249)    315,845      (8,481)    638,048

Income tax expense (benefit)             (142,408)     80,500    (135,717)    150,600
                                      ----------- ----------- ------------ -----------
          Net income                  $    29,159  $  235,345  $  127,236  $  487,448
                                      =========== =========== ============ ===========
Income per common share (based on
 weighted average common shares
 outstanding of 448,456 for 1996
 and 1995):                           $      0.07  $     0.52  $     0.28  $     1.09
                                      =========== =========== ============ ===========


   See accompanying notes to interim consolidated financial statements.

                  ILLINI CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Six Months Ended June 30, 1996 and 1995
                            (Unaudited)

                                                   1996            1995
                                               ------------   -------------
Cash flows from operating activities:
  Net income                                   $   127,236     $   487,448
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                 286,998          243,264
     Provision for loan losses                     630,000           60,000
     Securities (gains) losses, net                (14,734)           4,036
     Increase in accrued interest receivable       (67,510)        (102,406)
     Increase (decrease) in accrued interest
      payable                                     (114,275)         134,268
     Other, net                                   (242,212)        (144,021)
  Origination of secondary market mortgage
   loans                                        (8,438,061)      (3,120,496)
  Proceeds from the sale of secondary market
   mortgage loans                                8,275,861        2,662,215
                                               ------------   -------------
     Net cash provided by operating activities     443,303          224,308
                                               ------------   -------------
Cash flows from investing activities:
  Proceeds from sales of debt and marketable
   equity securities available for sale          3,915,209       13,409,069
  Proceeds from maturities and paydowns of
   debt securities available for sale            6,216,670        1,236,014
  Proceeds from maturities and paydowns of debt
   securities held to maturity                           0          235,000
  Purchases of debt and marketable equity
   securities available for sale               (16,663,164)        (287,573)
  Net (increase) decrease in loans               4,530,616       (6,580,487)
  Purchases of premises and equipment             (312,117)        (156,786)
  Proceeds from sales of other real estate               0          301,328
                                               ------------   -------------
     Net cash  provided by (used in) investing
      activities                                (2,312,786)       8,156,565
                                               ------------   -------------
Cash flows from financing activities:
  Net decrease in non-interest bearing deposit
   accounts                                     (2,594,729)      (2,188,591)
  Net decrease in savings, NOW and money market
   accounts                                       (117,914)      (3,749,481)
  Net increase (decrease) in time deposits
   $100,000 and over                               954,363       (1,782,093)
  Net increase (decrease) in other time
   deposits                                     (1,279,411)       8,132,659
  Net increase (decrease) in federal funds
   purchased                                     2,000,000       (4,165,000)
  Net decrease in securities sold under
   agreements to repurchase                       (400,000)         (36,258)
  Principal payments on note payable                     0         (500,000)
  Dividends paid                                  (201,805)        (201,806)
                                               ------------   -------------
     Net cash used in financing activities      (1,639,496)      (4,490,570)
                                               ------------   -------------
Net increase (decrease) in cash and cash
 equivalents                                    (3,508,979)       3,890,303

Cash and cash equivalents at beginning of
 period                                          8,079,146        7,762,207
                                               ------------   -------------
Cash and cash equivalents at end of period     $ 4,570,167     $ 11,652,510
                                               ============   =============
Supplemental Information:
  Income taxes paid                            $   145,000     $    100,000
  Interest paid                                $ 2,616,915     $  2,337,670
                                               ============   =============
Other non-cash investing activities:
  Transfer of loans to other real estate       $         0     $     43,495
                                               ============   =============

  See accompanying notes to interim consolidated financial statements.

                       ILLINI CORPORATION
     NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          JUNE 30, 1996

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

     Results for the three months ended June 30, 1996 and the six months ended June 30, 1996 may not be indicative of the companies annual performance.

               ILLINI CORPORATION AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS
                          JUNE 30, 1996

This discussion should be read in conjunction with the financial statements, notes and tables included elsewhere in this report and in the 1995 Illini Corporation Annual Report on Form 10-KSB, and quarterly report on Form 10-QSB for the quarter ended March 31, 1996.

SUMMARY

                                               Quarter Ended               Six months ended
                                                  June 30,                     June 30,
                                              ----------------    Percent  ----------------  Percent
EARNINGS $(thousands, except per share data)   1996      1995     Change     1996    1995    Change
- ----------------------------------------------------------------------------------------------------
Total revenue.........................        $3,198    $3,297     (3.00)%  $6,348  $6,469    (1.87)%
Net income............................            29       234    (87.61)%     127     487    73.92)%
Net income per share..................         $0.07     $0.52    (87.61)%   $0.28   $1.09   (73.92)%

KEY RATIOS                                                        Change                     Change
- -----------------------------------------------------------------------------------------------------
Return on average assets..............          0.08%     0.60%    (0.52)%    0.17%   0.63%   (0.46)%
Return on average equity..............          0.82%     6.95%    (6.13)%    1.76%   7.40%   (5.64)%
Average equity to assets..............          9.48%     8.66%     0.82%     9.63%   8.50%    1.14%
Tangible equity to net assets.........          9.25%     8.70%     0.55%
Tier I leverage ratio.................          9.73%     8.96%     0.77%
Total risk adjusted capital ratio.....         15.27%    14.05%     1.22%
Dividend payout ratio.................        346.61%    43.11%   303.50%   158.57%  41.44%  117.31%
Net interest margin...................          4.89%     4.69%     0.20%     4.81%   4.73%    0.08%
Net funds function....................          3.45%     4.59%    (1.14)%    3.88%   4.61%   (0.73)%
Efficiency ratio......................         76.86%    80.04%    (3.19)%   79.71%  79.80%   (0.09)%

RESULTS OF OPERATION

NET INTEREST INCOME/NET INTEREST MARGIN

Net interest income on a taxable equivalent basis was $1,678,000 and $3,299,000 for the three and six months ended June 30, 1996, compared with $1,679,000 and $3,353,000 for the same periods in 1995. Net interest margin was 4.89% and 4.81% for the three and six months ended June 30, 1996, compared with 4.69% and 4.73% for the same periods in 1995.

Net interest income is affected by the growth, pricing, mix and maturity of interest earning assets and interest bearing liabilities, as well as other factors including loan quality. The average balance of loans decreased $6,851,000 and the average balance of deposits decreased $7,307,000 for the second quarter of 1996 compared to the second quarter of 1995. This decrease is due primarily to the sale of loans totaling $6,200,000 and deposits totaling $12,600,000 of a branch in Coffeen, Illinois in November 1995. Excluding the deposit sale of the Coffeen branch, average deposits increased approximately $5,296,000 from the second quarter of 1995. Despite competitive pricing on interest earning assets and interest bearing liabilities, Illini Corporation achieved a 20 basis point increase in the margin compared to the three months ended June 30, 1995. Individual components of net interest income and net interest margin are presented in the consolidated average balances, interest income/expense and yield/rate table on pages 9 and 10, and a net interest income rate/volume variance analysis is presented on page 11.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES

                                                                       Quarter ended June 30,
                                      --------------------------------------------------------------------------------------
                                                            1996                                     1995
                                      ------------------------------------------- ------------------------------------------
                                                  Percent    Interest    Average             Percent    Interest   Average
                                       Average    of Total    Income/    Yield/    Average   of Total    Income/    Yield/
        $(thousands)                   Balance     Assets    Expense      Rate     Balance    Assets     Expense     Rate
- -------------------------------       ----------  --------  -----------  --------  ---------  --------  ---------  ---------
ASSETS
  Federal funds sold                   $    265      0.2%     $    4       5.81%   $  2,065      1.3%     $   31      6.07%
     Investment securities (3)
        Taxable                          27,117     18.1         411       6.06      29,753     19.1          407     5.47
        Tax-exempt (1)                   15,228     10.2         283       7.43      10,360      6.7          189     7.30
                                      ----------  --------  -----------  --------  ---------  --------  ---------  ---------
            Total securities             42,345     28.3         694       6.55      40,113     25.8          596     5.95
      Loans
         Commercial (1)                  14,300      9.5         305       8.55      15,932     10.2          361     9.09
         Agriculture                      5,481      3.7         118       8.66       4,816      3.1          111     9.24
         Real estate
            Commercial                   28,673     19.1         654       9.15      29,239     18.8          665     9.12
            Agriculture                   2,733      1.8          62       9.04       3,456      2.2           75     8.66
            Residential                  26,531     17.7         623       9.41      31,272     20.1          703     9.02
         Consumer, net                   17,862     11.9         428       9.62      18,192     11.7          426     9.40
         Credit card                        622      0.4          23      15.02         146      0.1            5    12.61
                                      ----------            -----------            ---------            ---------
            Total loans                  96,202     64.2       2,213       9.25     103,053     66.2        2,346     9.14
Reserve for loan losses                  (1,106)    (0.7)                            (1,489)    (1.0)
                                      ----------            -----------            ---------            ---------
Net loans (1)(2)                         95,096     63.5       2,213       9.35     101,564     65.3        2,346     9.28
                                      ----------  --------  -----------            ---------  --------  ---------
            Total interest earning
             assets                     137,706     91.9       2,911       8.92     143,742     92.4        2,973     8.58
                                      ----------            -----------            ---------            ---------

Cash and due from banks                    4,749     3.2                              5,051      3.2
Premises and equipment                     4,896     3.3                              4,146      2.7
Other assets (3)                           2,491     1.7                              2,651      1.7
                                      ----------  --------                         ---------  --------
            Total assets                $149,842   100.0%                          $155,590    100.0%
                                      ==========  ========                         =========  ========


LIABILITIES
  Interest bearing deposits:
     Savings and NOW accounts           $ 47,797    31.9%       $307       2.57%   $ 50,571     32.5%      $  325     2.58%
     Time deposits                        64,959    43.4         893       5.52      68,513     44.0          945     5.53
  Federal funds purchased                  2,200     1.5          30       5.43         779      0.5           12     6.18
  Securities sold under agreements
   to repurchase                             246     0.2           3       5.47         851      0.5           12     5.47
  Note payable                               ---     ---         ---        ---         ---     ---           ---      ---
                                      ----------  --------  -----------  --------  ---------  --------  ---------  ---------
            Total interest bearing
             liabilities                 115,202    76.9       1,233       4.29     120,714     77.6        1,294     4.30
Non-interest bearing deposits             18,868    12.6                             19,847     12.8
Other liabilities                          1,564     1.0                              1,559      1.0
                                      ----------  --------                         ---------  --------
            Total liabilities            135,634    90.5                            142,120     91.3
Stockholders' Equity                      14,208     9.5                             13,470      8.7
                                      ----------  --------                         ---------  --------
            Total liabilities and
             stockholders' equity       $149,842   100.0%                          $155,590    100.0%
                                      ==========  ========                         =========  ========
Net interest margin                                         $  1,678       4.89%                         $  1,679     4.69%

Provision for loan losses                                       (490)     (1.44)%                             (30)   (0.10)%
                                                           -----------  --------                         ---------  ---------
Net funds function                                             1,188       3.45%                            1,649     4.59%
                                                           ===========  ========                         =========  =========

(1) Fully taxable equivalent basis using the federal statutory rate of 34%.

(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $59,000 in 1996 and $53,000 in 1995.

(3) Average balance is based on amortized historical cost (excluding FASB 115 adjustments to fair value).

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES


                                                                       Six months ended June 30,
                                      --------------------------------------------------------------------------------------
                                                            1996                                     1995
                                      ------------------------------------------- ------------------------------------------
                                                  Percent    Interest    Average              Percent   Interest    Average
                                       Average    of Total    Income/     Yield/   Average    of Total   Income/     Yield/
        $(thousands)                   Balance     Assets    Expense       Rate    Balance     Assets    Expense      Rate
- -------------------------------       ----------  --------  -----------  --------  ---------  --------  ---------  ---------
ASSETS
  Federal funds sold                   $  1,316      0.9%   $     35       5.40%   $  1,233       0.8%   $    37       6.02%
     Investment securities (3)
        Taxable                          24,729     16.5         732       5.92      32,143      20.8        870       5.41
        Tax-exempt                       15,182     10.1         557       7.34      10,405       6.7        381       7.32
                                      ----------  --------  -----------  --------  ---------  --------  ---------  ---------
            Total securities             39,911     26.6       1,289       6.46      42,548      27.5      1,251       5.88
     Loans
         Commercial (1)                  15,052     10.0         651       8.67      14,969       9.7        662       8.92
         Agriculture                      5,157      3.4         212       8.23       4,591       3.0        207       9.09
         Real estate
            Commercial                   29,178     19.4       1,336       9.19      28,715      18.5      1,295       9.05
            Agriculture                   2,854      1.9         129       9.03       3,556       2.3        153       8.67
            Residential                  26,734     17.8       1,249       9.37      31,680      20.5      1,415       9.01
         Consumer, net                   17,948     12.0         859       9.60      17,107      11.0        798       9.41
         Credit card                        616      0.4          42      13.53          82       0.1          7      17.43
                                      ----------            -----------            ---------            ---------
            Total loans                  97,539     65.0       4,478       9.23     100,700      65.0      4,537       9.10
Reserve for loan losses                  (1,194)    (0.8)                            (1,513)     (1.0)
                                      ----------            -----------            ---------            ---------
Net loans (1)(2)                         96,345     64.2       4,478       9.34      99,187      64.0      4,537       9.24
                                      ----------            -----------            ---------  --------  ---------
            Total interest earning
             assets                     137,572      91.6      5,802       8.89     142,968      92.3      5,825       8.50
                                      ----------            -----------            ---------            ---------

Cash and due from banks                   4,997       3.3                             5,294       3.4
Premises and equipment                    4,884       3.3                             4,249       2.7
Other assets (3)                          2,653       1.8                             2,355       1.5
                                      ----------  --------                         ---------  --------
            Total assets               $150,106     100.0%                         $154,866     100.0%
                                      ==========  ========                         =========  ========


LIABILITIES
  Interest bearing deposits:
     Savings and NOW accounts          $ 48,227      32.1%    $  618      2.57%    $ 51,318      33.1%   $   655       2.57%
     Time deposits                       65,482      43.6      1,847      5.66       67,197      43.4      1,753       5.26
  Federal funds purchased                 1,109       0.7         30      5.41        1,106       0.7         33       6.04
  Securities sold under
   agreements to repurchase                 267       0.2          8      5.85          820       0.5         22       5.52
  Note payable                              ---       ---        ---        ---         200       0.1          9       9.00
                                      ----------  --------  -----------  --------  ---------  --------  ---------
            Total interest bearing
             liabilities                115,085      76.7      2,503      4.36      120,641      77.9      2,472       4.13
Non interest bearing deposits            18,810      12.5                            19,531      12.6
Other liabilities                         1,749       1.2                             1,536       1.0
                                      ----------  --------                         ---------  --------
            Total liabilities           135,644      90.4                           141,708      91.5
Stockholders' Equity                     14,462       9.6                            13,158       8.5
                                      ----------  --------                         ---------  --------
            Total liabilities and
             stockholders' equity      $150,106     100.0%                         $154,866     100.0%
                                      ==========  ========                         =========  ========
Net interest margin                                         $  3,299      4.81%                          $ 3,353       4.73%

Provision for loan losses                                       (630)    (0.93)%                             (60)     (0.12)%
                                                           -----------  --------                         ---------  ---------
Net funds function                                             2,669      3.88%                            3,293       4.61%
                                                           ===========  ========                         =========  =========

(1) Fully taxable equivalent basis using the federal statutory rate of 34%.

(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $118,000 in 1996 and $109,000 in 1995.

(3) Average balance is based on amortized historical cost (excluding FASB 115 adjustments to fair value).

NET INTEREST INCOME - RATE/VOLUME VARIANCE ANALYSIS


                                                 Quarter ending June 30,
                                                       1996-1995
                                        --------------------------------------
                                           Changes in       Volume      Rate
        $(thousands)                     Income/Expense     Effect     Effect
                                        ----------------   --------   --------

Federal funds sold                          $  (27)       $   (25)      $  (2)
Investment securities:
  Taxable                                        4            (16)         20
  Nontaxable                                    94             59          35
Loans                                         (133)          (150)         17
                                            --------       --------   --------
    Total interest income                      (62)          (132)         70
                                            --------       --------   --------

Savings and NOW accounts                       (18)           (18)          0
Time deposits                                  (52)           (49)         (3)
Federal funds purchased                         18             19          (1)
Securities sold under repurchase
 agreements                                     (9)            (9)          0
    Total interest expense                     (61)           (57)         (4)
                                            --------       --------   --------
    Net interest income                     $   (1)        $  (75)      $  74
                                            --------       --------   --------
                                            ========   ========   ========

                                                 Six months ending June 30,
                                                       1996-1995
                                        --------------------------------------
                                           Changes in       Volume      Rate
        $(thousands)                     Income/Expense     Effect     Effect
                                        ----------------   --------   --------

Federal funds sold                          $   (2)        $    3       $  (5)
Investment securities:
  Taxable                                     (138)          (231)         93
  Nontaxable                                   176            116          60
Loans                                          (59)           (94)         35
                                            --------       --------   --------
    Total interest income                      (23)          (206)        183
                                            --------       --------   --------

Savings and NOW accounts                       (37)           (37)          0
Time deposits                                   94            (48)        142
Federal funds purchased                         (3)             0          (3)
Securities sold under repurchase
 agreements                                    (14)           (15)          1
Note payable                                    (9)            (9)          0
                                            --------       --------   --------
    Total interest expense                      31           (109)        140
                                            --------       --------   --------

    Net interest income                     $  (54)        $  (97)      $  43
                                            ========       ========   ========

NONINTEREST INCOME


                                               Six months ended      Percent   Six months ended     Percent
                                                   June 30,          Change         June 30,        Change
                                              ------------------    ---------  ------------------  ---------
                                                1996      1995      1996/1995    1996      1995    1996/1995
                                              --------  --------    ---------  -------- ---------  ---------
Service charges on deposit accounts....       $261,085  $264,637     (1.3)%    $501,193  $531,823     (5.8)%
Securities gains (losses), net.........         13,484    (4,036)   434.1        14,734    (4,036)   465.1
Mortgage loan servicing fees...........         43,341    39,012     11.1        87,395    77,540     12.7
Gain on sale of mortgage loans.........         13,105    17,508    (25.1)       40,002    26,804     49.2
Other income...........................         56,511    74,636    (24.3)      101,738   149,045    (31.7)
                                              --------  --------    ---------  -------- ---------  ---------
                                              $387,526  $391,757     (1.1)     $745,062  $781,176     (4.6)
                                              ========  ========    =========  ======== =========  =========

The decline in service charges on deposit accounts is primarily due to a decrease in service charges on demand deposit accounts of $12,000 for the three months and $22,000 for the six months ended June 30, 1996 compared to prior year.

The gain on the sale of securities totaling $13,000 for the three months  ended June 30, 1996 resulted from the sale of  $2,200,000 of short-term municipal bonds to minimize the alternative minimum tax.

The increase in mortgage loan service fees and the gain on sale of mortgage loans for the six months ended June 30, 1996 is due to an increase in the origination of mortgage loans for sale in the secondary market to $8,438,000 as compared to $3,121,000 for the same period in the prior year.

The decrease in other noninterest income for the six months ended
June 30, 1996 is primarily due to a $31,000 gain on the sale of other real estate that was recorded during the quarter ended
March 31, 1995.

NONINTEREST EXPENSE



                                                Six months ended       Percent     Six months ended       Percent
                                                    June 30,           Change           June 30,          Change
                                              ------------------      ---------  ---------------------   ---------
                                                1996        1995      1996/1995      1996      1995      1996/1995
                                              --------    --------    ---------  ---------- -----------  ---------
Salaries..................................    $677,622    $650,333       4.2%    $1,344,702  $1,281,501      4.9%
Benefits..................................     142,207     142,749      (0.4)       294,794     284,881      3.5
Occupancy expense.........................     126,620     131,241      (3.5)       291,000     266,421      9.2
Equipment expense.........................     108,505     118,237      (8.2)       214,651     233,373     (8.0)
Data processing...........................      92,793      88,767       4.5        189,629     184,090      3.0
Insurance.................................       6,891       8,150     (15.4)        13,982      20,436    (31.6)
Directors' fees...........................      35,637      44,600     (20.1)        71,275      76,200     (6.5)
Audit fees................................      21,704       9,954     118.0         40,704      33,030     23.2
Legal fees................................      40,844      22,854      78.7        100,855      48,008    110.1
Consulting fees...........................      16,590      21,160     (21.6)        28,383      34,014    (16.6)
Regulatory fees...........................       5,636      82,727     (93.2)        11,357     165,541    (93.1)
Supplies..................................      37,467      29,070      28.9         71,136      75,166     (5.4)
Postage...................................      25,666      26,022      (1.4)        55,370      59,653     (7.2)
Amortization..............................      13,476      22,810     (40.9)        26,953      45,620    (40.9)
Marketing and advertising.................      65,595      54,450      20.5        131,217     108,900     20.5
Other real estate expenses................       4,304       8,187     (47.4)         4,577      10,207    (55.2)
Other expense.............................     166,328     195,614     (15.0)       333,223     372,037    (10.4)
                                            ----------  ----------    ---------  ---------- -----------  ---------
                                            $1,587,885  $1,656,925      (4.2)    $3,223,808  $3,299,078     (2.3)
                                            ==========  ==========    =========  ========== ===========  =========

Salaries and benefits increased for the three months and six months ended June 30, 1996, primarily due to headcount added for the production of agricultural and residential mortgage loans.

Occupancy expense increased for the six months ended June 30, 1996, primarily due to expenses of $35,000 associated with moving leasehold improvements out of a building in which the lease had expired.

Legal fees increased for the three months and six months ended June 30, 1996 due to cost associated with collection of non-
performing loans and fees incurred in the first quarter of 1996 due to non-recurring regulatory matters pursued by the bank.

Regulatory fees decreased as a result of the Federal Deposit Insurance Corporation decision to lower deposit insurance premiums from .23 cents per $100 in bank insurance fund deposits to the regulatory minimum of $500 per quarter for well capitalized and well managed banks, resulting in a decline of $77,000 for the three months ended June 30, 1996 and a decline of $154,000 for the six months ended June 30, 1996 in FDIC insurance premiums.

INCOME TAXES

The  income  tax benefit of $142,000 for the three  months  ended
June 30, 1996 resulted from a net operating loss incurred for that period due to an increase in the provision for loan losses.

CREDIT QUALITY

The provision for loan losses increased to $490,000 and $630,000 for the three and six months ended June 30, 1996, as compared to $30,000 and $60,000 for the comparable periods in the prior year. Net charge-offs increased to $464,000 and $754,000 for the three and six months ended June 30, 1996, as compared to $49,000 for the comparable periods in the prior year. A problem agricultural credit was responsible for $507,000 of the net charge-offs for the six months ended June 30, 1996. The remaining balance of this credit is $32,000 as of June 30, 1996 and no further losses are anticipated for this credit.


CREDIT QUALITY $(dollars in thousands)          QUARTER ENDED     YEAR TO DATE
- ---------------------------------------------
                                                1996      1995     1996   1995
                                               ------   -------   ------ -----
Ending allowance  for loan losses............. $1,122    $1,471
                                               ------   -------
Nonperforming assets
    Nonaccrual................................  1,291       830
    OREO......................................    542       395
                                               ------   -------
    Total nonperforming assets................ $1,833    $1,225
                                               ------   -------
                                               ------   -------
Loans delinquent over 90 days.................   $314      $837
                                               ------   -------
Gross charge-offs.............................    484        69     803    168
Less: recoveries..............................     20        20      49     33
                                               ------   -------    ----   ----
    Net charge-offs...........................   $464       $49    $754   $135
                                               ======   =======    ====   ====

KEY RATIOS
    Allowance to ending loans.................   1.17%     1.39%
    Nonperforming assets to ending loans......   1.91%     1.16%
    Allowance to nonperforming loans..........   0.52%     0.72%
    90 days delinquent to ending loans........   0.39%     0.79%
    Net charge-offs to average loans..........   1.93%     0.19%   1.55%  0.27%


INTEREST RATE SENSITIVITY

Interest rate sensitivity is a function of the repricing characteristics of Illini Corporation's portfolio of assets and liabilities. These repricing characteristics are the time frame within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on repricing relationships of assets and liabilities during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of interest rate movements on net interest income. Illini Corporation manages its interest rate sensitivity using on-balance sheet investment products. The present value equity of Illini

Corporation would change as described in the following table should interest rates shift in an immediate and parallel manner.

Present Value Equity

 Change in
Basis Points                              Market Value   % Change
- ------------------------------------------------------------------
   (200)                                   23,270,657      7.77%
   (150)                                   22,927,259      6.18%
   (100)                                   22,557,919      4.47%
   (50)                                    22,102,915      2.36%
     0                                     21,592,471      0.00%
    50                                     21,080,456     (2.37)%
   100                                     20,585,923     (4.66)%
   150                                     20,095,990     (6.93)%
   200                                     19,617,494     (9.14)%

Management believes Illini is appropriately positioned for future interest rate movements within the guidelines of the Asset
Liability  Management Committee Policy approved by the  Board  of
Directors.

PART II.  OTHER INFORMATION


               ILLINI CORPORATION AND SUBSIDIARY
                        June 30, 1996

Item 1   LEGAL PROCEEDINGS

         Various legal claims have arisen in the normal course of business, which, in the opinion of Illini management and legal counsel, will not result in any material liability to Illini.

Item 2   CHANGES IN SECURITIES - None

Item 3   DEFAULTS UPON SENIOR SECURITIES - None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- None

Item 5   OTHER INFORMATION - None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (A)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the quarter ended June 30, 1996.

               ILLINI CORPORATION AND SUBSIDIARY
                         June 30, 1996

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Illini Corporation by





 /s/  Burnard K. McHone                    8/14/96
- --------------------------------     ------------------------
Burnard K. McHone                          Date signed
President










 /s/  Mark R. Edmiston                     8/14/96
- --------------------------------     ------------------------
Mark R. Edmiston                           Date signed
Chief Financial Officer