Form 10QSB
period 1996-09-30
ILLINI CORP
filed 1996-11-14
CIK 730037

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-QSB


[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended September 30, 1996

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
                                                            Yes   X    No
                                                                ------    -----


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:448,456 shares of $10 par value common stock as of October 31, 1996.

                               ILLINI CORPORATION
                              INDEX TO FORM 10-QSB
                               September 30, 1996

                                                                           PAGE
PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets
                  September 30, 1996 and December 31, 1995                   3

               Consolidated Statements of Income
                  Three and Nine Months Ended September 30, 1996 and 1995    4

               Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1996 and 1995              5

               Notes to Interim Consolidated Financial Statements            6

     Item 2.   Management's Discussion and Analysis                          7


PART II.   OTHER INFORMATION                                                17

SIGNATURE PAGE                                                              19

                      ILLINI CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)

                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                         1996                1995
                                                                     -------------      --------------
ASSETS:
  Cash and due from banks                                             $  6,005,253       $  8,079,146
  Interest bearing deposits in other banks                                  12,782                  0
  Investment in debt and marketable equity securities
    available for sale, at estimated market value                       41,578,015         34,967,265

  Loans                                                                 94,936,505        100,999,481
    Less: Unearned income                                                  108,385            128,976
          Allowance for loan losses                                      1,119,174          1,246,480
                                                                      ------------       ------------
          Loans, net                                                    93,708,946         99,624,025
                                                                      ------------       ------------
  Premises and equipment                                                 4,823,729          4,870,132
  Accrued interest receivable                                            1,798,698          1,541,427
  Other assets                                                           1,810,838          1,287,201
                                                                      ------------       ------------
          TOTAL ASSETS                                                $149,738,261       $150,369,196
                                                                      ------------       ------------
                                                                      ------------       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY:
  LIABILITIES:
  DEPOSITS:
  Non-interest bearing demand deposits                                $ 18,715,235       $ 20,538,752
  Interest bearing deposits:
    NOW and money market accounts                                       27,278,242         27,223,687
    Savings deposits                                                    19,632,849         20,318,381
    Time deposits, $100,000 and over                                    15,625,238         14,750,120
    Other time deposits                                                 48,180,978         50,481,132
                                                                      ------------       ------------
          TOTAL DEPOSITS                                               129,432,542        133,312,072

  Federal funds purchased                                                1,420,000                  0
  Securities sold under agreements to repurchase                           250,000            650,000
  Other short-term borrowings                                            3,000,000                  0
  Accrued interest payable                                                 704,942            880,006
  Other liabilities                                                        808,631            920,763
                                                                      ------------       ------------
          TOTAL LIABILITIES                                            135,616,115        135,762,841
                                                                      ------------       ------------
  Stockholders' equity:
    Common stock-authorized 800,000 shares of $10
      par value; 448,456 shares issued and outstanding                   4,484,560          4,484,560
    Capital surplus                                                      1,885,913          1,885,913
    Retained earnings                                                    8,256,342          8,209,528
    Net unrealized holding gains (losses) on investments in debt and
      marketable equity securities available for sale, net of tax         (504,669)            26,354
                                                                      ------------       ------------
          TOTAL STOCKHOLDERS' EQUITY                                    14,122,146         14,606,355
                                                                      ------------       ------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $149,738,261       $150,369,196
                                                                      ------------       ------------
                                                                      ------------       ------------


      See accompanying notes to interim consolidated financial statements.

                      ILLINI CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                  -----------------------   -----------------------
                                                     1996         1995        1996          1995
                                                  -----------------------   -----------------------
Interest income:
  Interest and fees on loans                      $2,231,256   $2,529,696   $6,699,258   $7,059,603
  Interest on investment securities:
    Taxable                                          454,165      269,597    1,185,814    1,139,467
    Exempt from federal income taxes                 162,855      123,972      530,644      375,257
  Interest on short term investments                     165       69,171       35,630      105,997
                                                  ----------   ----------   ----------   ----------
      Total interest income                        2,848,441    2,992,436    8,451,346    8,680,324
                                                  ----------   ----------   ----------   ----------

Interest expense:
  Interest on deposits                             1,193,731    1,319,827    3,658,645    3,727,179
  Interest on federal funds purchased                 38,282            0       68,220       33,108
  Interest on securities sold under
    agreements to repurchase                           3,537        6,610       11,325       29,053
  Interest on note payable                                 0            0            0        9,035
                                                  ----------   ----------   ----------   ----------
      Total interest expense                       1,235,550    1,326,437    3,738,190    3,798,375
                                                  ----------   ----------   ----------   ----------

      Net interest income                          1,612,891    1,665,999    4,713,156    4,881,949

Provision for loan losses                            165,000       30,000      795,000       90,000
                                                  ----------   ----------   ----------   ----------

      Net interest income after provision
        for loan losses                            1,447,891    1,635,999    3,918,156    4,791,949

Noninterest income                                   497,171      449,320    1,242,233    1,230,496

Noninterest expense                                1,594,059    1,640,926    4,817,867    4,940,004
                                                  ----------   ----------   ----------   ----------

      Income before income tax expense               351,003      444,393      342,522    1,082,441

Income tax expense (benefit)                         128,718      156,300       (6,999)     306,900
                                                  ----------   ----------   ----------   ----------

      Net income                                  $  222,285   $  288,093   $  349,521   $  775,541
                                                  ----------   ----------   ----------   ----------
                                                  ----------   ----------   ----------   ----------

Income per common share (based on
  weighted average common shares
  outstanding of 448,456 for 1996 and
  1995):                                          $     0.50   $     0.64   $     0.78   $     1.73
                                                  ----------   ----------   ----------   ----------
                                                  ----------   ----------   ----------   ----------



        See accompanying notes to interim consolidated financial statements.

                       ILLINI CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                      1996           1995
                                                                  ------------   ------------
Cash flows from operating activities:
  Net income                                                      $    349,521   $    775,541
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                    420,205        363,474
      Provision for loan losses                                        795,000         90,000
      Securities (gains) losses, net                                   (32,026)         4,036
      Gain on sale of land                                            (104,792)             0
      Increase in accrued interest receivable                         (257,271)      (385,694)
      Increase (decrease) in accrued interest payable                 (175,064)       150,035
      Other, net                                                      (360,835)      (273,424)
  Origination of secondary market mortgage loans                   (12,271,131)    (7,188,143)
  Proceeds from the sale of secondary market mortgage loans         12,121,631      7,188,143
                                                                  ------------   ------------
      Net cash provided by operating activities                        485,238        723,968
                                                                  ------------   ------------
Cash flows from investing activities:
  Proceeds from sales of debt and marketable equity securities
    available for sale                                               5,800,828     13,409,069
  Proceeds from maturities and paydowns of debt securities
    available for sale                                               7,666,533      2,478,079
  Proceeds from maturities and paydowns of debt securities
    held to maturity                                                         0        235,000
  Purchases of debt and marketable equity securities
    available for sale                                             (20,965,327)      (287,573)
  Net (increase) decrease in loans                                   5,269,579    (11,515,860)
  Purchases of premises and equipment                                 (643,597)      (420,851)
  Proceeds from sale of land                                           487,872              0
  Proceeds from sales of other real estate                                   0        359,517
                                                                  ------------   ------------
      Net cash  provided by (used in) investing activities          (2,384,112)     4,257,381
                                                                  ------------   ------------
Cash flows from financing activities:
  Net decrease in non-interest bearing deposit accounts             (1,823,517)    (1,298,586)
  Net decrease in savings, NOW and money market accounts              (630,977)    (4,493,474)
  Net increase (decrease) in time deposits $100,000 and over           875,118     (2,383,179)
  Net increase (decrease) in other time deposits                    (2,300,154)     9,287,518
  Net increase (decrease) in federal funds purchased                 1,420,000     (4,165,000)
  Net decrease in securities sold under agreements
    to repurchase                                                     (400,000)      (391,419)
  Net increase in short-term borrowings                              3,000,000              0
  Principal payments on note payable                                         0       (500,000)
  Dividends paid                                                      (302,707)      (302,707)
                                                                  ------------   ------------
      Net cash used in financing activities                           (162,237)    (4,246,847)
                                                                  ------------   ------------

Net increase (decrease) in cash and cash equivalents                (2,061,111)       734,502

Cash and cash equivalents at beginning of period                     8,079,146      7,762,207
                                                                  ------------   ------------

Cash and cash equivalents at end of period                        $  6,018,035   $  8,496,709
                                                                  ------------   ------------
                                                                  ------------   ------------
Supplemental Information:
  Income taxes paid                                               $    145,000   $    123,000
  Interest paid                                                   $  3,913,254   $  3,648,340
                                                                  ------------   ------------
                                                                  ------------   ------------
Other non-cash investing activities:
  Transfer of loans to other real estate                          $    222,134   $    191,495
                                                                  ------------   ------------
                                                                  ------------   ------------

       See accompanying notes to interim consolidated financial statements.

                        ILLINI CORPORATION AND SUBSIDIARY
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996


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

     Results for the three and nine months ended September 30, 1996 may not be indicative of the annual performance of Illini Corporation.

                      ILLINI CORPORATION AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                              SEPTEMBER 30, 1996


This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the 1995 Illini Corporation Annual Report on Form 10-KSB, and quarterly report on Form 10-QSB for the quarters ended March 31, 1996, and June 30, 1996. Illini Corporation cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of Illini Corporation involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied.

SUMMARY


                                               Quarter ended             Nine months ended
                                               September 30,                September 30,
                                              ---------------   Percent  -----------------   Percent
EARNINGS   $(thousands, except per share data) 1996     1995     Change     1996     1995     Change
-----------------------------------------------------------------------------------------------------
Total revenue  . . . . . . . . . . . . . . .  $3,346   $3,442    (2.79%)   $9,694   $9,911    (2.19%)
Net income . . . . . . . . . . . . . . . . .     222      288   (22.84%)      350      775   (54.93%)
Net income per share . . . . . . . . . . . .   $0.50    $0.64   (22.84%)    $0.78    $1.73   (54.93%)

KEY RATIOS                                                       Change                       Change
-----------------------------------------------------------------------------------------------------
Return on average assets . . . . . . . . . .   0.59%    0.75%    (0.16%)    0.31%    0.67%    (0.36%)
Return on average equity . . . . . . . . . .   6.32%    8.29%    (1.97%)    3.25%    7.71%    (4.46%)
Average equity to assets . . . . . . . . . .   9.41%    9.04%     0.37%     9.56%    8.68%      .88%
Tangible equity to net assets. . . . . . . .   9.29%    8.81%     0.48%
Tier I leverage ratio. . . . . . . . . . . .   9.70%    9.05%     0.65%
Total risk adjusted capital ratio. . . . . .  15.51%   13.63%     1.88%
Dividend payout ratio. . . . . . . . . . . .  45.41%   35.09%    10.32%    86.55%   39.08%    47.47%
Net interest margin. . . . . . . . . . . . .   4.92%    4.88%     0.04%     4.85%    4.78%     0.07%
Net funds function . . . . . . . . . . . . .   4.48%    4.83%    (0.35%)    4.08%    4.68%    (0.60%)
Efficiency ratio . . . . . . . . . . . . . .  72.53%   75.20%    (2.67%)   77.16%   78.21%    (1.05%)

Net income was $0.2 million and $0.4 million for the three and nine months ended September 30, 1996, compared with $0.3 million and $0.7 million for the same periods in 1995. Results for 1996 have been significantly impacted by an increase in loan losses as compared to 1995. Further discussion regarding credit quality is presented on page 15.

RESULTS OF OPERATION

NET INTEREST INCOME/NET INTEREST MARGIN

Interest income, on a fully taxable equivalent basis, was $2.9 million and $8.7 million for the three and nine months ended September 30, 1996, compared with $3.1 million and $8.9 million for the same periods in 1995. The net interest margin was 4.92% and 4.85% for the three and nine months ended September 30, 1996, compared with 4.88% and 4.78% for the same periods in 1995.

The decrease in interest income was primarily due to a decline in earning assets associated with the sale of a branch in Coffeen, Illinois in November, 1995. Average earning asset balances decreased to $137.1 million and $137.4 million for the three and nine months ended September 30, 1996 as compared to $141.1 million and $142.3 million for the same periods in 1995. The sale of the Coffeen branch contributed to a decline in average earning assets of $11.5 million for the three and nine months ended September 30, 1996.

Average loans declined to $95.8 million for the three months ended September 30, 1996, compared to $107.8 million for the same period in 1995. The decline of $12.0 million for the three months ended September 30, 1996 as compared to the same period for 1995 was due to a decrease of $4.0 million in commercial loans, $3.7 million in residential real estate loans, $2.3 million in commercial real estate loans, and $2.2 million in consumer loans. The sale of loans from the Coffeen branch contributed to a decline in average loans of $6.2 million for the three months ended September 30, 1996.

Average loans declined to $97.0 million for the nine months ended September 30, 1996, compared to $103.1 million for the same period in 1995. The decline of $6.1 million for the nine months ended September 30, 1996 as compared to the same period in 1995 was due to a decline of $4.5 million in residential real estate loans and $1.2 million in commercial loans. The sale of the loans from the Coffeen branch contributed to a decline of $6.2 million in average loans outstanding for the nine months ended September 30, 1996.

Average investment securities increased $12.6 and $2.5 million for the three and nine months ended September 30, 1996, as compared to the same period in 1995. Net investing activities (purchases, sales and maturities) resulted an increase in the investment portfolio of $7.5 million for the nine months ended September 30, 1996.

Interest expense was $1.2 million and $3.7 million for the three and nine months ended September 30, 1996, down $0.1 million compared to the same periods in 1995. The retail funding base decreased $8.6 million and $6.8 million for the three and nine months ended September 30, 1996, primarily due to the sale of $12.6 million of deposits with the Coffeen branch in November, 1995.

Illini Corporation's policy is to manage interest rate risk to a level which places limits on the sensitivity of its earnings to changes in market interest rates. An explanation of the asset/liability management process is found beginning on page 14 and in the Annual Report on Form 10-K for the year ended December 31, 1995, beginning on page 11. Interest rate risk management at Illini Corporation is executed by the use of on-balance sheet investment products.

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

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES


                                                               Quarter ended September 30,
                                     ---------------------------------------------------------------------------
                                                      1996                                  1995
                                     ------------------------------------    ------------------------------------
                                                Percent   Interest                     Percent   Interest
                                      Average   of Total  Income/  Yield/    Average  of Total   Income/   Yield/
                                      Balance   Assets    Expense   Rate     Balance   Assets    Expense    Rate
               $  (thousands)         --------  --------  -------- -------   -------- --------   --------  -------
               --------------
ASSETS
  Federal funds sold                  $     22     0.0%   $    0    2.98%    $  4,892     3.2%   $   69     5.61%
    Investment securities  (3)
      Taxable                           29,213    19.5       454    6.22       19,493    12.7       269     5.53
      Tax-exempt (1)                    13,217     8.8       247    7.47       10,335     6.7       188     7.27
                                      --------    -----   ------             --------   ------   ------
        Total securities                42,430    28.3       701    6.61       29,828    19.4       457     6.13
    Loans
      Commercial (1)                    13,329     8.9       287    8.53       17,284    11.3       399     9.16
      Agriculture                        5,980     4.0       129    8.55        5,556     3.6       129     9.23
      Real estate
        Commercial                      28,335    18.9       671    9.39       30,585    19.9       716     9.29
        Agriculture                      2,602     1.8        60    9.21        3,310     2.2        73     8.71
        Residential                     27,122    18.1       628    9.18       30,788    20.1       723     9.32
      Consumer, net                     17,774    11.9       435    9.72       19,960    13.0       483     9.60
      Credit card                          652     0.5        26   15.96          362     0.2        11    11.68
                                      --------            ------             --------            ------
        Total loans                     95,794    64.1     2,236    9.26      107,845    70.3     2,534     9.32
  Reserve for loan losses               (1,110)   (0.7)                        (1,483)   (1.0)
                                      --------            ------             --------            ------
  Net loans (1) (2)                     94,684    63.4     2,236    9.37      106,362    69.3     2,534     9.45
                                      --------    ----    ------             --------    -----   ------
        Total interest earning assets  137,136    91.7     2,937    8.50      141,082    91.9     3,060     8.61
                                      --------            ------             --------            ------

  Cash and due from banks                4,838     3.2                          5,200     3.4
  Premises and equipment                 5,000     3.3                          4,206     2.7
  Other assets (3)                       2,644     1.8                          3,092     2.0
                                      --------   ------                      --------   ------
        TOTAL ASSETS                  $149,618   100.0%                      $153,580   100.0%
                                      --------   ------                      --------   ------
                                      --------   ------                      --------   ------

LIABILITIES
  Deposits:
    Non interest bearing deposits     $ 18,919    12.6%                      $ 19,375    12.6%
    Interest bearing demand             28,512    19.1       192    2.67       28,610    18.6       191     2.65
    Savings                             19,679    13.2       123    2.49       21,058    13.7       131     2.47
    CD's less than $100,000             48,091    32.1       652    5.37       54,776    35.7       794     5.75
                                      --------            ------             --------            ------
    Total core deposits                115,201    77.0       967    3.33      123,819    80.6     1,116     3.58
    CD's $100,000 and over              15,967    10.7       227    5.64       13,803     9.0       203     5.84
                                      --------            ------             --------            ------
      Total deposits                   131,168    87.7     1,194    3.61      137,622    89.6     1,319     3.80
  Borrowed funds:
    Short-term                           2,869     1.9        42    5.78          371     0.2         7     7.07
    Long-term                             --        --       --                  --       --        --
                                      --------   ------   ------             --------   ------   ------
      Total borrowed funds               2,869     1.9        42    5.78          371     0.2         7     7.07
  Total interest bearing liabilities   115,118    77.0     1,236    4.26      118,618    77.2     1,326     4.44
Other liabilities                        1,509     1.0                          1,705     1.1
                                      --------   ------                      --------   ------
    Total liabilities                  135,546    90.6                        139,698    90.9
Stockholders' Equity                    14,072     9.4                         13,882     9.1
                                      --------   ------                      --------   ------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY              $149,618   100.0%                      $153,580   100.0%
                                      --------   ------                      --------   ------
                                      --------   ------                      --------   ------
NET INTEREST MARGIN                                        1,701    4.92                          1,734     4.88

Provision for loan losses                                   (165)  (0.48)                           (30)   (0.09)
                                                         --------  ------                        -------   -----

NET FUNDS FUNCTION                                       $ 1,536    4.48%                        $1,704     4.83%
                                                         --------  ------                        -------   ------
                                                         --------  ------                        -------   ------

(1)  Fully taxable equivalent basis using the federal statutory rate of 34%.

(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $61,000 in 1996 and $60,000 in 1995.

(3) Average securities balances are based on amortized historical cost, excluding FASB 115 adjustments to fair value, which are included in other assets.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES

                                                               Quarter ended September 30,
                                     ---------------------------------------------------------------------------
                                                      1996                                  1995
                                     ------------------------------------    ------------------------------------
                                                Percent   Interest                     Percent   Interest
                                      Average   of Total  Income/  Yield/    Average  of Total   Income/   Yield/
                                      Balance   Assets    Expense   Rate     Balance   Assets    Expense    Rate
               $  (thousands)         --------  --------  -------- -------   -------- --------   --------  ------
               --------------
ASSETS
  Federal funds sold                  $    881     0.6%   $   36    5.39%    $  2,472     1.6%   $  106   5.73%
    Investment securities (3)
      Taxable                           26,240    17.5     1,186    6.03       27,881    18.1     1,139   5.45
      Tax-exempt                        14,521     9.7       804    7.38       10,382     6.7       569   7.30
                                      --------    -----   ------             --------   ------   ------
        Total securities                40,761    27.2     1,990    6.51       38,263    24.8     1,708   5.95
    Loans
      Commercial (1)                    14,474     9.7       938    8.63       15,749    10.2     1,061   9.01
      Agriculture                        5,433     3.6       341    8.35        4,915     3.2       336   9.14
      Real estate
        Commercial                      28,896    19.3     2,007    9.25       29,341    19.0     2,011   9.17
        Agriculture                      2,770     1.8       189    9.09        3,473     2.3       226   8.69
        Residential                     26,864    17.9     1,876    9.30       31,380    20.3     2,138   9.11
      Consumer, net                     17,889    11.9     1,295    9.64       18,068    11.7     1,281   9.48
      Credit card                          628     0.4        67   14.31          176     0.1        18  13.48
                                      --------            ------             --------            ------
        Total loans                     96,954    64.6     6,713    9.22      103,102    66.8     7,071   9.17
  Reserve for loan losses               (1,166)   (0.8)                        (1,503)   (1.0)
                                      --------            ------             --------            ------
  Net loans (1) (2)                     95,788    63.8     6,713    9.34      101,599    65.8     7,071   9.31
                                      --------    -----   ------             --------   ------   ------
      Total interest earning assets    137,430    91.6     8,739    8.47      142,334    92.2     8,885   8.35
                                      --------            ------             --------            ------

  Cash and due from banks                4,937     3.3                          5,261     3.4
  Premises and equipment                 4,923     3.3                          4,234     2.7
  Other assets (3)                       2,649     1.8                          2,604     1.7
                                      --------   ------                      --------   ------
      TOTAL ASSETS                    $149,939   100.0%                      $154,433   100.0%
                                      --------   ------                      --------   ------
                                      --------   ------                      --------   ------

LIABILITIES
  Deposits:
    Non interest bearing deposits     $ 18,846    12.6%                      $ 19,477    12.6%
    Interest bearing demand             28,069    18.7       558    2.65       29,265    19.0       578   2.64
    Savings                             20,149    13.5       375    2.48       21,500    13.9       399   2.48
    CD's less than $100,000             49,350    32.9     2,058    5.55       52,948    34.3     2,142   5.41
                                      --------            ------             --------            ------
    Total core deposits                116,414    77.7     2,991    3.42      123,190    79.8     3,119   3.38
    CD's $100,000 and over              15,655    10.4       667    5.68       14,714     9.5       608   5.53
                                      --------            ------             --------            ------
      Total deposits                   132,069    88.1     3,658    3.69      137,904    89.3     3,727   3.61
  Borrowed funds:
    Short-term                           1,872     1.2        80    5.66        1,402     0.9        62   5.93
    Long-term                             --        --       --      --            89     0.1         9   9.00
                                      --------    -----   ------   -----     --------   ------   ------
      Total borrowed funds               1,872     1.2        80    5.66        1,491     1.0        71   6.38
  Total interest bearing liabilities   115,095    76.7     3,738    4.33      119,918    77.7     3,798   4.23
Other liabilities                        1,667     1.1                          1,636     1.0
                                      --------   ------                      --------   ------
    Total liabilities                  135,608    90.4                        141,031    91.3
Stockholders' Equity                    14,331     9.6                         13,402     8.7
  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY              $149,939   100.0%                      $154,433   100.0%
                                      --------   ------                      --------   ------
                                      --------   ------                      --------   ------
NET INTEREST MARGIN                                        5,001    4.85                          5,087   4.78
Provision for loan losses                                   (795)  (0.77)                           (90) (0.08)
                                                         --------  ------                        -------  -----
NET FUNDS FUNCTION                                        $4,206    4.08%                        $4,997   4.68%
                                                         --------  ------                        -------  -----
                                                         --------  ------                        -------  -----


(1)  Fully taxable equivalent basis using the federal statutory rate of 34%.

(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $179,000 in 1996 and $169,000 in 1995.

(3) Average securities balances are based on amortized historical cost, excluding FASB 115 adjustments to fair value, which are included in other assets.

NET INTEREST INCOME - RATE/VOLUME VARIANCE ANALYSIS


                                  Quarter ending September 30, 1996-1995
                                  --------------------------------------
                                     Changes in      Volume      Rate
                                   Income/Expense    Effect      Effect
     $  (thousands)                --------------    ------      -------
     --------------
Federal funds sold                      (69)          (47)         (22)
Investment securities:
  Taxable                               185           147           38
  Nontaxable                             59            54            5
Loans                                  (298)         (276)         (22)
                                       -----         -----         ----
  Total interest income                (123)         (122)          (1)
                                       -----         -----         ----

Savings and NOW accounts                 (7)          (10)           3
Time deposits                          (118)          (63)         (55)
Federal funds purchased                  38            38            0
Securities sold under repurchase
  agreements                             (3)           (2)          (1)
                                       -----         -----         ----
  Total interest expense                (90)          (37)         (53)
                                       -----         -----         ----

  Net interest income                   (33)          (85)          52
                                       -----         -----         ----
                                       -----         -----         ----

                                 Nine months ending September 30, 1996-1995
                                 ------------------------------------------
                                     Changes in      Volume      Rate
                                   Income/Expense    Effect      Effect
     $  (thousands)                --------------    ------      -------
     --------------
Interest-bearing deposits with            1             1            0
  other financial institutions
Federal funds sold                      (70)          (64)          (6)
Investment securities:
  Taxable                                46           (58)         104
  Nontaxable                            235           229            6
Loans                                  (358)         (380)          22
                                       -----         -----         ----
  Total interest income                (146)         (272)         126
                                       -----         -----         ----

Savings and NOW accounts                (44)          (46)           2
Time deposits                           (25)          (84)          59
Federal funds purchased                  35            37           (2)
Securities sold under repurchase
  agreements                            (17)          (17)           0
Note payable                             (9)           (5)          (4)
                                       -----         -----         ----
  Total interest expense                (60)         (115)          55
                                       -----         -----         ----

  Net interest income                   (86)         (157)          71
                                       -----         -----         ----
                                       -----         -----         ----

NONINTEREST INCOME

                                           Three months ended  Percent      Nine months ended     Percent
                                              September 30,    Change          September 30,      Change
                                           ------------------ ---------  ----------------------- ---------
                                             1996      1995   1996/1995      1996         1995   1996/1995
                                           --------  -------- ---------  ----------  ----------- ---------
Service charges on deposit accounts. . .   $264,340  $263,825     0.2 %  $  765,533   $  795,648    (3.8)%
Securities gains (losses), net . . . . .     17,292         0     N/A        32,026       (4,036) (893.5)
Mortgage loan servicing fees . . . . . .     47,676    41,203    15.7       135,071      118,743    13.8
Gain on sale of mortgage loans . . . . .      9,074    40,168   (77.4)       49,076       66,972   (26.7)
Other income . . . . . . . . . . . . . .    158,789   104,124    52.5       260,527      253,169     2.9
                                           --------  --------            ----------   ----------
                                           $497,171  $449,320    10.6 %  $1,242,233   $1,230,496     1.0 %
                                           --------  --------   ------   ----------   ----------   -------
                                           --------  --------   ------   ----------   ----------   -------

Service charges for the Coffeen branch deposit accounts sold in November, 1995 were $16,000 and $46,000 for the three months and nine months ended September 30, 1995, respectively, contributing to the decline in service charges on deposit accounts of $30,000 for the nine months ended September 30, 1996, compared to the same period in the prior year.

The gain on the sale of securities totaling $17,000 for the three months ended September 30, 1996 resulted from the sale of $1.4 million of small variable-rate mortgage-backed securities. The gain on the sale of securities totaling $32,000 for the nine months ended September 30, 1996 resulted from the sale of the variable rate mortgage-backed securities and $2.2 million of short-term municipal securities.

The increase in mortgage loan servicing fees of $6,000 and $16,000 for the three and nine months ending September 30, 1996, compared to the same periods in 1995, is primarily due to an increase in the origination of mortgage loans for sale to $12.3 million for the nine months ended September 30, 1996 as compared to $7.2 million for the same period the prior year.

The decline on the gain on sale of mortgage loans of $31,000 and $18,000 for the three and nine months ending September 30, 1996 is due to a reduced margin between mortgage rates offered to consumers and those realized at the time of sale in order to be more competitive and expand market share.

The increase in other noninterest income for the three and nine months ended September 30, 1996 is due to a gain of $105,000 on the sale of a lot held for future expansion, which management concluded was no longer needed for that purpose. Gains on the sale of other real estate for the three months and nine months ended September 30, 1995 were $53,000 and $82,000 compared to no gains realized on the sale of other real estate for the three or nine months ended September 30, 1996.

NONINTEREST EXPENSE

                                 Three months ended     Percent      Nine months ended    Percent
                                    September 30,       Change         September 30,       Change
                               ----------------------  ---------  ----------------------- ---------
                                   1996       1995     1996/1995     1996         1995    1996/1995
                               ----------  ----------  ---------  ----------  ----------- ---------
Salaries . . . . . . . . . . . $  687,369  $  667,809      2.9 %  $2,032,071  $1,949,310     4.2 %
Benefits . . . . . . . . . . .    131,701     139,533     (5.6)      426,495     424,414     0.5
Occupancy expense  . . . . . .    130,528     147,351    (11.4)      421,528     413,772     1.9
Equipment expense  . . . . . .    112,734     118,424     (4.8)      327,385     351,797    (6.9)
Data processing  . . . . . . .     88,924      96,071     (7.4)      278,553     280,161    (0.6)
Insurance  . . . . . . . . . .      7,482       6,891      8.6        21,464      27,327   (21.5)
Directors' fees  . . . . . . .     35,638      43,353    (17.8)      106,913     119,553   (10.6)
Audit fees . . . . . . . . . .     23,352      60,850    (61.6)       64,056      93,880   (31.8)
Legal fees . . . . . . . . . .     26,484      24,159      9.6       127,339      72,167    76.5
Consulting fees  . . . . . . .        151       7,248    (97.9)       28,534      41,262   (30.8)
Regulatory fees  . . . . . . .      6,136     (3,769)   (262.8)       17,493     161,772   (89.2)
Supplies . . . . . . . . . . .     27,907      37,066    (24.7)       99,043     112,232   (11.8)
Postage  . . . . . . . . . . .     21,768      28,787    (24.4)       77,138      88,440   (12.8)
Amortization . . . . . . . . .     13,476      22,810    (40.9)       40,429      68,430   (40.9)
Marketing and advertising  . .     65,649      52,760     24.4       196,866     161,660    21.8
Other real estate expenses . .     11,999         884  1,257.4        16,576      11,091    49.5
Other expense  . . . . . . . .    202,761     190,699      6.3       535,984     562,736    (4.8)
                               ----------  ----------  ---------  ----------  ----------   -------
                               $1,594,059  $1,640,926     (2.9)%  $4,817,867  $4,940,004    (2.5)%
                               ----------  ----------  ---------  ----------  ----------   -------
                               ----------  ----------  ---------  ----------  ----------   -------

Salaries and benefits increased $12,000 and $85,000 for the three months and nine months ended September 30, 1996 as compared to the same period in the prior year, due primarily to additional resources added for the production of agricultural and residential mortgage loans. Salaries and benefits attributable to the Coffeen branch sold in November, 1995 were $36,000 and $88,000 for the three and nine months ended September 30, 1995.

Occupancy expense decreased $17,000 for the three months ended September 30, 1996, compared to the same period in the prior year, and increased $8,000 for the nine months ended September 30, 1996, compared to the same period in the prior year. The net present value of future lease payments for a building lease was expensed in 1993. The expense associated with the lease is being recaptured during the remaining lease term, which expires December 31, 1997. Occupancy expense decreased $14,000 and $43,000 for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 due to the expense reduction associated with the lease in 1995 being recorded in December, 1995 for the full year and being recorded ratably during the year in 1996. The increase in occupancy expense for the nine months ended September 30, 1996 is due to expenses of $35,000 associated with moving leasehold improvements out of a building in which the lease had expired.

Audit fees decreased $37,000 and $30,000 for the three and nine months ended September 30, 1996, compared to the same periods in the prior year, due to additional costs incurred totaling $40,000 relating to an investigation of suspected irregularities of a former branch manager in September, 1995.

Legal fees increased $2,000 and $55,000 for the three and nine months ended September 30, 1996, compared to the same periods in the prior year. Costs associated with the collection of nonperforming loans increased $10,000 and

$28,000 for the three months and nine months ended September 30, 1996, compared to the same periods in the prior year. Legal fees relating to securities and regulatory matters decreased $7,000 for the three months ended September 30, 1996, as compared to the same period in the prior year, and increased $27,000 for the nine months ended September 30, 1996, as compared to the same period the prior year.

Regulatory fees decreased $144,000 for the nine months ended September 30, 1996 as a result of the Federal Deposit Insurance Corporation's decision to lower deposit insurance premiums. Regulatory fees increased $10,000 for the three months ended September 30, 1996 as compared to the same period in the prior year due to a credit recognized in the third quarter of 1995 for insurance premiums expensed in prior quarters.

INCOME TAXES

The provision for income taxes was 36.7% of pretax income for the three months ended September 30, 1996 as compared to 35.2% of pretax income for the same period in 1995. An income tax benefit representing 2% of pretax income was recorded for the nine months ended September 30, 1996, as compared to income tax expense of 28.4% of pretax income for the same period in the prior year. The income tax benefit for 1996 resulted from a net operating loss incurred due to a greater provision for loan losses than expected at the time of tax planning.

CREDIT QUALITY

Illini Corporation's process for monitoring loan quality includes detailed monthly analysis of delinquencies, non-performing assets, and potential problem loans. Management extensively monitors credit through appraisals, assessment of financial condition of borrowers, restrictions of out-of-area lending, and avoidance of loan concentrations.

The provision for loan losses increased to $165,000 and $795,000 for the three and nine months ended September 30, 1996, as compared to $30,000 and $90,000 for the comparable periods in the prior year. Net charge-offs increased to $168,000 and $922,000 for the three and nine months ended September 30, 1996, as compared to $62,000 and $197,000 for the comparable periods in the prior year. A problem agricultural credit was responsible for $507,000 of the net charge-offs for the nine months ended September 30, 1996.
 The remaining balance of this credit is $21,000 as of September 30, 1996, and no further losses are anticipated for this credit.

                                         THREE MONTHS ENDED   NINE MONTHS ENDED
CREDIT QUALITY  $(dollars in thousands)     SEPTEMBER 30,        SEPTEMBER 30,
---------------------------------------     1996      1995       1996      1995
                                         ---------  --------    ------    -------
Ending allowance  for loan losses  . . . . $1,119    $1,440
                                           ------    ------
Nonperforming assets
    Nonaccrual . . . . . . . . . . . . . .  1,158       844
    OREO . . . . . . . . . . . . . . . . .    697       507
                                           ------    ------
    Total nonperforming assets . . . . . . $1,855    $1,351
                                           ------    ------
                                           ------    ------
Loans delinquent over 90 days  . . . . . . $  523    $  386
Gross charge-offs  . . . . . . . . . . . .    178        77       981       244
Less: recoveries . . . . . . . . . . . . .     10        15        59        47
                                           ------    ------      ----      ----
    Net charge-offs  . . . . . . . . . . . $  168    $   62      $922      $197
                                           ------    ------      ----      ----
                                           ------    ------      ----      ----

NET CHARGE-OFFS TO AVERAGE LOANS (1)
    Commercial . . . . . . . . . . . . . .   0.47%     0.02%     4.10%     0.63%
    Real Estate  . . . . . . . . . . . . .   0.77      0.33      0.29      0.12
    Installment  . . . . . . . . . . . . .   0.60      0.08      1.09      0.24
    Credit Cards   . . . . . . . . . . . .   3.59      1.72      5.86      1.68
    Totals                                   0.70%     0.23%     1.27%     0.25%
(1) Ratios are presented on an annualized
     basis

KEY RATIOS
    Allowance to ending loans  . . . . . .   1.18%     1.31%
    Nonperforming assets to ending loans .   1.96%     1.23%
    Allowance to nonperforming loans . . .   0.47%     0.83%
    90 days delinquent to ending loans . .   0.55%     0.35%

ASSET/LIABILITY MANAGEMENT

Asset/liability management is a function of the repricing characteristics of Illini Corporation's portfolio of assets and liabilities. These repricing characteristics are the time frame within which the interest bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on repricing relationships of assets and liabilities during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable time frame, thereby minimizing the effect of interest rate movements on net interest income. Illini Corporation manages its interest rate sensitivity using on-balance sheet investment products.

Economic value at risk is defined as the percentage change an economic value of future earnings for a specified immediate change in rates. Economic value at risk is an indicator of the sensitivity of longer term earnings to interest rates. Illini Corporation measures economic value at risk by determining the base line gauge of the economic value for future earnings to be derived from the current balance sheet and then calculates the percentage change in that value for a given change of rates. The following table reflects economic value at risk at September 30, 1996:

 Immediate      Economic Value
Rate Change        at Risk
-----------     --------------
  +2.00%           (10.2%)
  +1.50%            (7.6%)
  +1.00%            (5.1%)
   +.50%            (2.5%)
   -.50%             2.5%
  -1.00%             4.5%
  -1.50%             5.8%
  -2.00%             6.9%


A major assumption used in measuring interest rate risk include the behavior of loan and deposit repricing in volumes, prepayment on various fixed-rate assets, and spread of elasticity of interest and non-interest bearing deposit accounts which may not have contractually defined maturities. A significant proportion of consumer deposits do not reprice or mature on a contractual basis.

PART II.  OTHER INFORMATION


                      ILLINI CORPORATION AND SUBSIDIARY
                             September 30, 1996

Item 1    LEGAL PROCEEDINGS

          (a)    Illini Corporation, is a party to a pending legal proceeding.
          (a)(1) The proceeding is pending in the Circuit Court of the Seventh Judicial Circuit, Sangamon County, Illinois, No. 96-CH-0256.
          (a)(2) The proceedings began (the Complaint was filed) on October 25, 1996.
          (a)(3) The principal parties are:

          PLAINTIFF: Mae H. Noll, (a shareholder in excess of 5% of the outstanding securities of Illini Corporation) (Mae H. Noll also holds the Power of Attorney for Jon Gray Noll who is a shareholder of securities in excess of 5% of the outstanding securities of Illini Corporation) as a shareholder of Illini Corporation on a derivative basis for the benefit of Illini Corporation.

          The attorney for Plaintiff, Mae H. Noll, is Charles H. Delano, III, who is a shareholder of Illini Corporation and a principal of the Delano Law Offices, P.C., which is also a shareholder of Illini Corporation.

          DEFENDANT: Thomas A. Black, individually and not in any corporate capacity; and

          Illini Corporation, an Illinois Corporation.

          (a)(4) The facts underlying the proceeding are:

          The Complaint alleges, among other things, the following took place:
          A letter was sent by the law firm Vedder, Price, Kaufman and Kammholz on behalf of Illini Corporation to the Federal Reserve Bank of Chicago pertaining to a potential of alleged share acquisition activities and other possible activities of Mae H. Noll, Ida R. Noll, Nancy Noll Shaver, Robert W. Shaver, Conrad Noll, III, Judy C. Noll, Jon Gray Noll and Thomas R. Beynon. The Complaint further alleges that no action was taken by The Federal Reserve Bank of Chicago as a result of the letter, and that the letter was inaccurate and unwarranted.

          (a)(5) Principle relief sought includes money damages for breach of fiduciary duty by Thomas A. Black, an accounting of all sums paid by Illini Corporation that pertain to the subject of these proceedings, and for an injunction against Thomas A. Black and the Board (and its committees) of Illini Corporation to refrain from any future violations of corporate law.

Item 2    CHANGES IN SECURITIES - none

Item 3    DEFAULTS UPON SENIOR SECURITIES - none

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - none

Item 5    OTHER INFORMATION

          Illini Corporation has retained the law firm of Heyl Royster Voelker & Allen in Springfield, Illinois, for general corporate, regulatory, and securities matters, and has terminated the services of Vedder Price Kaufman & Kammholz in Chicago, Illinois.

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the quarter ended September 30, 1996.

                      ILLINI CORPORATION AND SUBSIDIARY
                              September 30, 1996

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Illini Corporation by





/s/Burnard K. McHone                            11/13/96
-----------------------------------         -------------------------
Burnard K. McHone                           Date signed
President








/s/Mark R. Edmiston                             11/13/96
-----------------------------------         -------------------------
Mark R. Edmiston                            Date signed
Chief Financial Officer