Form 10KSB40
period 1996-12-31
ILLINI CORP
filed 1997-03-31
CIK 730037

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
     /X/          Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 (FEE REQUIRED)

     / /          Transition Report under Section 13 or 15(d)
            of the Securities Exchange Act of 1934 (NO FEE REQUIRED)

                   For the fiscal year ended December 31, 1996
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   X
                                      -----

The Registrant's revenues for fiscal year 1996 were $12,880,779.

The aggregate market value of such shares held by non-affiliates of the registrant was approximately $11,659,856 (based on the average of the bid and asked prices of securities traded by Dean Witter Reynolds Inc., Springfield, IL on March 1, 1997).

On March 1, 1997, 448,456 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement, with respect to the annual meeting of shareholders to be held on May 13, 1997, are incorporated by reference into
Part III.

--------------------------------------------------------------------------------

TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I                                                                      Page
1.  Description of Business. . . . . . . . . . . . . . . . . . . . . . . .    2
2.  Description of Properties. . . . . . . . . . . . . . . . . . . . . . .    6
3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . .    6
4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . .    6

PART II
5.  Market for Common Equity and Related Stock Matters . . . . . . . . . .    6
6.  Management's Discussion and Analysis . . . . . . . . . . . . . . . . .    7
7.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .   23
8.  Changes in and Disagreements with Accountants
    on Accounting and Financial Disclosure . . . . . . . . . . . . . . . .   41

PART III
9.  Directors and Executive Officers of the Registrant . . . . . . . . . .   41
10. Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . .   41
11. Security Ownership of Certain Beneficial Owners and Management . . . .   41
12. Certain Relationships and Related Transactions . . . . . . . . . . . .   41
13. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .   43

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   43


PART I
--------------------------------------------------------------------------------

ITEM 1. - DESCRIPTION OF BUSINESS

     Illini Corporation ("Illini" or "Corporation"), a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of state of Illinois in 1983. Illini presently operates one wholly owned subsidiary bank, Illini Bank, with 17 locations throughout five counties in central Illinois.
     Illini's management philosophy is to centralize overall corporate policies, procedures, and administrative functions and provide operational support for the subsidiary bank. Because this centralization has been accomplished in 1993 with the merger of four banks into one bank, the management focus is to concentrate on increasing market share through expanded products and services while increasing profitability. Within these parameters, each location is allowed flexibility in responding to local market conditions and customer and community needs. Illini is committed to being a well-managed, profitable financial institution while providing a broad range of bank services and products and contributing to the economic and social environment of its communities.
     Illini Bank ("the Bank") is an Illinois state bank which had total assets of $146,187,000 at December 31, 1996. The Bank maintains 17 Illinois banking facilities in the following Illinois communities: Auburn, Danvers, Dawson, Divernon, Elkhart, Greenview, Hudson, Lincoln, Mechanicsburg, Owaneco, Petersburg, Sherman, Springfield, Stonington, and Tallula. The Bank's executive offices are located at 120 South Chatham Road, Springfield, Illinois 62704, and its telephone number is 217/787-1651.
     On November 16, 1995, the Bank completed the sale of its Coffeen, Illinois branch ("Coffeen") to an independent third party. In connection with the sale, Illini sold assets totaling $6,488,000, and the buyer assumed liabilities totaling $12,701,000. An after-tax gain of $533,000 was realized on the sale of the loans, deposits and premises and equipment of the Coffeen branch.
     The Bank presently offers its customers a wide variety of deposit products, including checking accounts, interest bearing NOW, money market, savings, and certificates of deposit accounts, as well as a wide range of lending services, including credit card accounts, commercial, business and agricultural loans, single payment personal and installment loans, and commercial and residential real estate loans. In addition, the Bank also provides safe-deposit services.
     The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation ("the FDIC") under the Bank Insurance Fund ("BIF") to the maximum amount allowed by law. The Bank's operations are supervised and regulated by
the FDIC and the Office of Banks and Real Estate of the State of Illinois.   A
periodic examination of the Bank is conducted by representatives of both regulating bodies.
     Illini cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Corporation, involves risks and uncertainties and are subject to change based upon various important factors. The forward looking statements could cause actual results for 1997 and beyond to differ materially from those expressed or implied.

COMPETITION

     The activities in which Illini is engaged are highly competitive. Those activities and the geographic markets served involve competition with other banks as well as with other financial institutions and nonfinancial enterprises. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.
     In addition to competing with other banks within their primary service areas, the Bank also competes with other financial institutions, such as savings and loan associations, credit unions, industrial loan associations, securities firms, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit organizations, and other enterprises. Additional competition for depositors' funds comes from U.S. government securities, private issuers of debt obligations, and suppliers of other investment alternatives for depositors

REGULATION AND SUPERVISION

     GENERAL. The Corporation is a bank holding company subject to the Bank Holding Company Act of 1956, as amended (the "Act"), and to regulating by the Board of Governors of the federal Reserve System. The Act limits the activities which may be engaged in by the corporation and its nonbanking subsidiaries to those so closely related to banking or managing or controlling banks as to be a proper incident thereto.
     The Act also prohibits bank holding companies from acquiring substantially all the assets of or owning more than 5% of the voting shares of any bank or nonbanking company which is not already majority owned without prior approval of the Federal Reserve Board. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") permits an adequately capitalized and adequately managed bank holding company to acquire, with Federal Reserve Board approval, a bank located in a state other than the bank holding company's home state, without regard to whether the transaction is permitted under any state law, except that a host state may establish by statute the minimum age of its banks (up to a maximum of 5 years) subject to acquisition by out-of state bank holding companies. The Federal Reserve Board may not approve the acquisition if the applicant bank holding company, upon consummation, would control more than 10% of total U.S. insured depository institution deposits or more than 30% of the host state's total insured depository institution deposits. The Interstate Act also permits a bank, with the approval of the appropriate Federal bank regulatory agency, to establish a de novo branch in a state, other than the bank's home state, in which the bank does not presently maintain a branch if the host sate has enacted a law that applies equally to all banks and expressly permits all out-of-state banks to branch de novo into the host state. Commencing June 1, 1997, banks having different home states may, with approval of the appropriate Federal bank regulatory agency, merge across state lines, unless the home state of a participating bank has opted-out. Illinois law allows the Bank to establish branches anywhere in the State.
     The Bank's deposit are insured by the FDIC and it is subject to regulation by both the FDIC, as well as by the Illinois Office of Banks and Real Estate.

     TRANSFER OF FUNDS FROM THE BANK. The Corporation's banking subsidiary is subject to restrictions under federal law that limit the transfer of funds or other items of value from such subsidiary to the Corporation in so-called "covered transactions" In general, covered transactions include loans and other extensions of credit, investments and asset purchases, as well as other transactions involving the transfer of value from a banking subsidiary to an affiliate or for the benefit of an affiliate. Unless an exemption applies, covered transactions by a banking subsidiary with a single affiliate are limited to 10% of the banking subsidiary's capital and surplus and, with respect to all affiliates in the aggregate, to 20% of the banking subsidiary's capital and surplus. Also, loans and extensions of credit to affiliates generally are required to be secured in specified amounts.

     SOURCE OF STRENGTH DOCTRINE. The Federal Reserve Board has a policy that a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and, under appropriate circumstances, to commit resources to support each such subsidiary bank. The support may be required at times when the bank holding company may not have the resources to provide it. Capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank.

     DEPOSITOR PREFERENCE. The Federal Deposit Insurance Act (the "FDI Act") provides that, in the event of the "liquidation or other resolution" of any insured depository institution, the claims of depositors of the institution

(including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including the institution's parent holding company.

     FDIC ASSESSMENTS. The amount of FDIC assessments paid by each Bank Insurance Fund member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less the adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective act is taken to correct the areas of weakness.
     The BIF assessment rate currently ranges from zero to 27 cents per $100 domestic deposits, with Subgroup A institutions assessed at a rate of zero and Subgroup C institutions assessed at a rate of 27 cents. The FDIC may increase or decrease the assessment rate schedule on a semiannual basis. An increase in the rate assessed the Bank could have a material adverse effect on the Corporation's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation order or condition enacted or impose by the institution's regulatory agency. The termination of deposit insurance with respect to the Bank could have a material adverse effect on the Corporation's earnings.
     Effective January 1, 1997, all FDIC-insured depositor institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. Until December 31, 1999, or when the last saving and loan association ceases to exist, whichever occurs first, depository institutions will pay approximately 6.4 cents per $100 of Savings Association Insurance Fund (the "SAIF") assessable deposits and approximately 1.3 cents per $100 of BIF-assessable deposits.
     Subject to certain conditions, BIF and SAIF will be merged into one insurance fund effective January 1, 1999.
     Capital Requirements. The Federal bank regulators have adopted risk-based capital guidelines for bank holding companies and banks. The minimum ratio of qualifying total capital to risk-weighted assets (including certain off-balance sheet items) (Total Capital Ratio) is 8%. At least half of the Total Capital is to be comprise of common stock, retained earnings, noncumulative perpetual preferred stock, minority interests and, for bank holding companies, a limited amount of qualifying cumulative perpetual preferred stock. Less certain intangibles including goodwill (Tier 1 capital). The balance may consist of other preferred stock, certain other instruments, and limited amounts of subordinate debt and the loan and lease loss allowance.
     In addition, the Federal Reserve has established minimum Leverage Ratio (Tier 1 capital to quarterly average total assets)guidelines for bank holding companies and banks. The Federal Reserve's guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies and banks that meet certain specified criteria, including having the highest regulatory rating. All other banking organizations are required to maintain a Leverage Ratio of at least 3% plus an additional cushion of 100 to 200 basis points. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangibles not deducted from Tier 1 capital, to quarterly average total assets. As of December 31, 1996, the Federal Reserve had not advised the Corporation of any specific minimum Leverage Ratio applicable to it.
     Federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations. The Federal reserve has recently added interest rate and market risk components to risk-based capital requirements.
     In assessing a banking organization's capital adequacy, federal bank regulatory agencies will also consider the organization's credit concentration risk and risks associated with nontraditional activities, as well as the organization's ability to manage those risks. This evaluation will be performed as part of the organizations ability to manage those risks. This evaluation will be performed as part of the organization's regular safety and soundness examination.
     As an additional means to identify problems in the financial management of depository institutions, the FDI Act requires federal bank regulatory agencies to establish certain non-capital safety and soundness standards for institutions for which they are the primary federal regulatory. The standards related generally to operations and management, asset quality, interest rate exposure and executive compensation. The agencies are authorized to take actions against institutions that fail to meet such standards.
     Federal bank regulatory agencies have adopted regulations that classify insured depository institutions into one of five capital-based categories. The regulations use the total capital ratio, the Tier 1 capital ratio and the leverage ratio as the relevant measures of capital. A depository institution is
(a) "well capitalized" if it has a risk-adjusted total capital ratio of at least 10% a Tier 1 capital ratio of a least 6% and a leverage ratio of a least 5% and is not subject to any order or written directive to maintain a specific capital level; (b) "adequately capitalized" if it has a risk-adjusted total capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% or a leverage ratio of less than 4% (3% in some cases) and is not well capitalized; (c) "undercapitalized" if it has a risk-adjusted total capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% or a leverage ratio of less than 4% (3% in some cases); (d) "significantly undercapitalized" if it has a risk-adjusted total capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio of less than 3%; and (e) "critically undercapitalized" if its tangible equity is less than 2% of total assets. As of December 31, 1996, the Bank met the criteria for well capitalized institutions as set forth above.
     A depositor institution's primary federal bank regulator is authorize to downgrade the institution's capital category to the next lower category upon a determination that the institution is engaged in an unsafe or unsound condition or is engaged in an unsafe or unsound practice. An unsafe or unsound practice can include receipt by the institution of a less than satisfactory rating on its most recent examination with respect to its assets quality, management, earnings or liquidity.
     The FDI Act generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would as a result be undercapitalized. Undercapitalized depository institutions are subject to a wide range of limitations on operations and activities (including asset growth) and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with the plan. The aggregate liability of the parent holding company is limited to the lesser of (a) 5% of the depository institution's total assets at the time it became undercapitalized or (b) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standard applicable worth respect to the institution as of the time it fails to comply with the plan. If an undercapitalized depository institution fails to submit an acceptable plan, it is treated as if it were significantly undercapitalized.
     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits appointment of a receiver or conservator.

     FDICIA. In addition to the effects of the provisions described above, the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) substantially revised the depository institution regulatory and funding provisions of the FDIA and made revisions to several other federal banking statutes.
     Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of FDIC insured depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers:
"well capitalized," "adequately capitalized," undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare to various relevant capital measure and certain other factors, as established by regulation. Under applicable regulations, and FDIC-insured bank is defined to be well capitalized if it maintains a Leverage Ratio of at least 5%, a Tier 1 Capital Ratio (Tier 1 capital to risk-weighted assets) of at least 6% and a Total Capital Ratio of at least 10% and is not otherwise in a "troubled condition" as specified by its appropriate federal regulatory agency. A bank is generally considered to be adequately capitalized if it is not defined to be well capitalized but meets all of its minimum capital requirements, i.e. if it has a Total Capital Ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater and a leverage Ratio of 4% or greater (or a Leverage Ratio of 3% or greater if the institution is rated composite 1 in it most recent report of examination, subject to appropriate federal banking agency guidelines). A bank will be considered undercapitalize if it fails to meet any minimum required measure, significantly undercapitalize if it is significantly below such measure and critically undercapitalized if it maintains a level of tangible equity capital equal or less than 2% of total assets. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.
     FDICIA also contains a variety of other provisions that affect the operations of a bank, including reporting requirements, regulatory standards for real estate lending. "truth in savings" provisions and a requirement that a depositor institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

EMPLOYEES

     As of December 31, 1996, Illini and the Bank had 126 total employees and 91 full-time employees.


ITEM 1. - STATISTICAL DISCLOSURE                                         PAGE(S)

Consolidated Average Balances, Interest
     Income/Expense and Yields/Rates . . . . . . . . . . . . . . . .    15 & 16
Rate/Volume Variance Analysis. . . . . . . . . . . . . . . . . . . . . . .   14
Investment Securities Available for Sale . . . . . . . . . . . . . . . . .    7
Investment Securities Available for Sale Maturity Schedule . . . . . . . .    9
Loan Portfolio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10
Selected Loan Maturity and Interest Rate Sensitivity . . . . . . . . . . .   10
Nonperforming Assets . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
Summary of Loan Loss Experience. . . . . . . . . . . . . . . . . . . . . .   17
Allocation of Allowance for Loan Losses. . . . . . . . . . . . . . . . . .   18
Maturities of Time Deposits. . . . . . . . . . . . . . . . . . . . . . . .   11
Return on Equity and Assets. . . . . . . . . . . . . . . . . . . . . . . .   13
Interest Rate Sensitivity Analysis . . . . . . . . . . . . . . . . . . . .   12
Noninterest Income . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19
Noninterest Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . .   20

ITEM 2. - DESCRIPTION OF PROPERTY

     The corporate offices of Illini are located at 120 South Chatham Road, Springfield, Illinois. Illini's banking subsidiary owns 15 and leases two of the banking offices at which they operate. Operating leases are further discussed in Note 5 - Premises and Equipment, to the consolidated financial statements, in Item 7.
     Illini operates three banking offices in Springfield, Illinois located at 120 South Chatham Road, 615 West Jefferson Street, and 2120 Peoria Road. Illini also operates 14 banking offices located in the following communities in
Illinois: Auburn, Danvers, Dawson, Divernon, Elkhart, Greenview, Hudson, Lincoln, Mechanicsburg, Owaneco, Petersburg, Sherman, Stonington, and Tallula. Illini leases the office space for the banking offices in Lincoln and Petersburg.
     Construction is in process for a new banking office at Iles and Koke Mill in Springfield, Illinois, and is expected to be completed in the fourth quarter of 1997. The Company has also purchased one property in Bloomington, Illinois, upon which the Company may build a new facility in order to expand into a new market area.

ITEM 3. - LEGAL PROCEEDINGS

     Neither Illini nor the Bank is a party to any pending legal proceedings other than ordinary routine litigation incidental to its business.

     The shareholder derivative suit filed by Mae H. Noll, a shareholder owning in excess of 5% of the outstanding securities of Illini Corporation, naming Thomas A. Black, individually (Illini Corporation Chairman of the Board), and Illini Corporation as defendants, was voluntarily dismissed by the plaintiff on December 12, 1996.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1996 to a vote of security holders through the solicitation of proxies or otherwise.

PART II.
--------------------------------------------------------------------------------

ITEM 5. - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Illini is traded over the counter. The following table sets forth the high and low bid prices of the common stock of Illini as reported by Dean Witter Reynolds, Inc., Springfield, Illinois. The prices shown do not reflect retail mark-ups, markdowns, or commissions and may not represent actual transactions.

--------------------------------------------------------------------------------

                                                                         CASH
                                                                    DIVIDENDS
          1996                   HIGH                 LOW            DECLARED
          ----------------------------------------------------------------------
          1ST QUARTER           $25.50              $25.00           $.22 1/2
          2ND QUARTER            25.50               25.50            .22 1/2
          3RD QUARTER            25.50               25.50            .22 1/2
          4TH QUARTER            25.50               25.50            .27 1/2

                                                                         Cash
                                                                    Dividends
          1995                   High                 Low            Declared
          ----------------------------------------------------------------------
          1st Quarter           $22.50              $22.00           $.22 1/2
          2nd Quarter            23.50               22.50            .22 1/2
          3rd Quarter            24.00               23.50            .22 1/2
          4th Quarter            25.00               24.00            .22 1/2

     As of December 31, 1996, there were 1,569 shareholders of record of Illini common stock.

--------------------------------------------------------------------------------

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SUMMARY

     Net income for 1996 was $465,000 or $1.04 per share, decreasing from $1,378,000 or $3.07 per share in 1995. Results for 1996 were significantly impacted by a 125% increase in the provision for loan losses to $1,130,000. The increased provision was precipitated by increased loan losses and the additional allocations to the allowance for loan losses.
     Net income has declined significantly over the last two years primarily because of deterioration in asset quality. Credit losses and other problem loan related expenses have increased as management has improved its processes for detecting and resolving problem loans. Although these intensified efforts to improve the quality of the loan portfolio will continue, management believes that credit losses will gradually decline as enhanced underwriting standards are implemented and new loans are processed through more stringent credit standards adopted by the Bank in 1996.
     Since Illini's reorganization merger in November, 1993, new management has taken decisive actions to review the asset quality of the separate loan portfolios of the independent Banks that existed prior to the merger. The actions were directed at uncovering any previously unreported problem loans and instituting improved credit administration. Since early 1994 centralized credit administration has been established, commercial loan underwriting has been centralized, the Bank's loan policy was significantly revised and the method of identifying problem loans and determining allowance adequacy have been improved. Full implementation of these initiatives is a priority for management.
     In September 1996, executive management responsible for the loan portfolio was changed. A new senior loan officer with significant credit risk management and regulatory experience was hired from outside the corporation. His primary responsibility will be to improve asset quality and he has been given wide latitude to correct past credit quality and administration deficiencies. Further discussion of credit quality is presented on page 17.
     A significant part of Illini's earnings in 1995 were derived from the sale of a branch in Coffeen, Illinois, which produced an after tax gain of $533,000. The sale of the branch was consistent with Illini's plan to employ resources where opportunities for growth within Illini's markets are most promising.
     The following table sets forth changes in Illini's net income per share for each of the last two fiscal years.

--------------------------------------------------------------------------------

                             ANALYSIS OF NET INCOME
                                    PER SHARE

                                              1996-95             1995-94
                                              -------             -------
          PER SHARE
          Net income prior period               $3.07               $3.05

          Net interest income                   (0.30)              (1.00)
          Provision for loan losses             (1.39)              (0.82)
          Noninterest income                    (1.70)               1.94
          Noninterest expense                   (0.02)              (0.04)
          Income tax expense                     1.38               (0.06)
                                               ------              ------

          Net increase (decrease)               (2.03)               0.02
                                               ------              ------

          NET INCOME CURRENT PERIOD             $1.04               $3.07
                                               ------              ------
                                               ------              ------

--------------------------------------------------------------------------------

OVERVIEW-BALANCE SHEET REVIEW

     Average assets were $149.4 million in 1996, a decline of $4.5 million or 3% from 1995. The primary reason for the decline in assets was the sale of certain assets and liabilities of a branch in Coffeen, Illinois in November 1995, which contributed $11.1 million to average assets in 1995. Average loans were $95.9 million in 1996, a decline of $7.8 million or 7% from 1995. Loans sold from the branch in Coffeen contributed $5.6 million to average loans in 1995. Average deposits were $131.0 million in 1996, a decline of $6.3 million, or 5%, from 1995. Again, deposits sold from the branch in Coffeen contributed $10.7 million to average deposits in 1995. Excluding the effect of the Coffeen branch sale, average loans decreased by $2.4 million, or 2%, in 1996 as compared to 1995 and average deposits grew $4.7 million, or 3%, in 1996 as compared to 1995.

INVESTMENT SECURITIES

     All investments in debt and marketable equity securities held by Illini at December 31, 1996 and 1995 are classified as available for sale. Securities classified as available for sale are reported at fair value with unrealized gains and losses, net of taxes, excluded from earnings and shown separately as a component of shareholders' equity. At December 31, 1996, unrealized losses, net of unrealized gains, in Illini's available for sale portfolio totaled $171,000 as compared to net unrealized gains of $42,000 at December 31, 1995. Under the requirements of Statement of Financial Accounting Standards Statement No. 115, shareholders' equity at December 31, 1995, includes an unrealized gain, net of taxes, of $106,000 to reflect the tax-effected unrealized gain associated with the available for sale portfolio.
     On December 18, 1995, Illini transferred all debt and marketable equity securities classified as held to maturity, having an amortized cost of $11,440,000 and estimated market value of $11,607,000, to available for sale, as allowed under the Financial Accounting Standards Board's special report, A GUIDE TO IMPLEMENTATION OF STATEMENT 115 ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. This special report allowed all entities a one-time opportunity to reconsider their ability and intent to hold securities to maturity and transfer securities from held to maturity without "tainting" the remaining held to maturity securities. Securities transferred due to this special report are accounted for prospectively.
     The composition of Illini's total investment securities portfolio reflects Illini's investment strategy of maximizing portfolio yields commensurate with risk and liquidity considerations. The primary objectives of Illini's investment strategy are to maintain an appropriate level of liquidity and to provide a tool to assist in controlling Illini's interest rate risk position, while at the same time producing adequate levels of interest income.
     The average balance of investment securities (excluding the unrealized gain/loss) was $41.5 million in 1996 compared to $36.1 million in 1995. The average tax-equivalent yield was 6.50% in 1996 and 5.88% in 1995. The increase in the tax-equivalent yield in 1996 is partially due to extending the effective duration of the investment portfolio to 4.61 years at December 31, 1996 as compared to 3.28 years at December 31, 1995.
     The average balance of investment in taxable securities, including U.S. Government and Federal obligations, and mortgage-backed securities, was $27.2 million in 1996 as compared to $25.6 million in 1995. The taxable security yield increased to 6.19% in 1996 from 5.41% from 1995. The increase in the taxable security yield in 1996 of 78 basis points is due to increased yields in U.S. Government Agencies, which yielded 6.71% at December 31, 1996 as compared to 5.69% at December 31, 1995, while the effective duration increased to only 1.93 years at the end of 1996 as compared to 1.33 years at the end of 1995. Also contributing to the increased taxable security yield were the mortgage-backed pools, whose yield improved to 7.06% at the end of 1996 while being 6.78% at the end of 1995, while the effective duration was shortened to 7.54 years at December 31, 1996 from 7.72 years at December 31, 1995.
     The average balance tax-exempt securities increased to $14.3 million in 1996 from $10.5 million in 1995, while the yield improved to 7.10% in 1996 from 7.02% in 1995. The increase in the tax-exempt security yield is due to extending the effective duration to 6.02 years at the end of 1996 from 4.30 years at the end of 1995. Due to the higher than anticipated loan losses in 1996, Illini was subject to the alternative minimum tax in 1996. The weighting of tax-exempt securities has been reduced to 33% at December 31, 1996 as compared to 42% at December 31, 1995, in an effort to derive the maximum taxable-equivalent yield from the investment portfolio in 1997 while not being subject to alternative minimum tax.
     During 1996 and 1995, purchases of investment securities were $28.8 million and $10.4 million, respectively, proceeds from the sale of investment securities were $13.1 million and $17.2 million, respectively, and maturities of investment securities were $10.0 million and $4.9 million, respectively. Net securities gains were $1,000 in 1996, while net securities losses were $45,000 in 1995.
     Illini restructured the investment portfolio in 1994 by selling approximately $10,000,000 of investments in debt securities and reinvesting the proceeds into marketable equity securities held in a professionally managed collective investment fund. The funds changed portfolio managers in early 1995, pursuing an investment strategy that was inconsistent with Illini's. As a result, Illini liquidated the holdings at a loss of $40,000 in June 1995. During 1995, Illini also sold $2,997,000 of longer term mortgage-backed securities at a gain of $36,000, with the proceeds used to reduce short-term borrowings. In December 1995, Illini sold $2,839,000 of mortgage-backed pools and structured agency notes that had adjustable rates based on the 11th District Cost of Funds Index, at a loss of $40,000, and reinvested the proceeds in variable rate mortgage-backed pools with rates tied to the one year constant maturity treasury.
     The amortized cost and estimated market values of investments in debt and marketable equity securities as of December 31, 1996 and 1995 are set forth in note 3 - Investments in Debt and Marketable Equity Securities to the consolidated financial statements in Item 7.

MATURITIES

     Maturity and yield information on the debt and marketable equity securities portfolio as of December 31, 1996 is summarized below.
     The maturities and weighted average yields of the investment securities available for sale at the end of 1996 are presented in the following table using primarily the average expected lives including the effects of prepayments. The amounts and yields disclosed for investment securities available for sale reflect the net carrying value, which is market value, of these securities. Taxable equivalent adjustments, using a 34 percent tax rate, have been made in calculating yields on tax-exempt obligations.
    The investment securities portfolio at December 31, 1996 contained no securities of any issuer with an aggregate book or market value in excess of 10% of Illini's shareholders' equity, excluding those issued by the United States government, or its agencies or corporations.

--------------------------------------------------------------------------------
                                                                  WEIGHTED
                                                                   AVERAGE
                                                                       TAX
                                                                EQUIVALENT
                                                     TOTAL           YIELD
                                                    (dollars in thousands)
          U.S. Treasury securities:
              0 to 1 year                         $   ----            ----%
              1 to 5 years                           2,003            5.74
              5 to 10 years                           ----            ----
              Over 10 years                           ----            ----
                                                  --------           -----
              TOTAL                               $  2,003            5.74
                                                  --------           -----
                                                  --------           -----

          U.S. government agencies
          and corporations:
              0 to 1 year                         $    497            5.17%
              1 to 5 years                          11,491            6.42
              5 to 10 years                          7,431            6.82
              Over 10 years                          5,338            7.78
                                                  --------           -----
              TOTAL                               $ 24,757            6.81
                                                  --------           -----
                                                  --------           -----

          States of the U.S.
          and political subdivisions:
              0 to 1 year                         $  1,117            6.47%
              1 to 5 years                           3,515            6.81
              5 to 10 years                          1,146            7.32
              Over 10 years                          7,385            7.40
                                                  --------           -----
              TOTAL                               $ 13,163            7.16
                                                  --------           -----
                                                  --------           -----

          Equity securities
          no state maturity                       $    463

          Total securities:
              0 to 1 year                         $  1,614            6.07%
              1 to 5 years                          17,009            6.42
              5 to 10 years                          8,577            6.89
              Over 10 years                         12,723            7.56
              No stated maturity                       463
                                                  --------           -----
              TOTAL                               $ 40,386            6.87
                                                  --------           -----
                                                  --------           -----

--------------------------------------------------------------------------------

LOANS

     lllini's loan portfolio consists of a diverse variety of loan types within the following major categories: commercial real estate, residential real estate, consumer, commercial, and agricultural loans.
     Illini experienced contraction of 7% in average loans to $95.9 million in 1996 from $103.6 million in 1995. The sale of the loans of the branch in Coffeen in 1995 contributed $5.6 million toward the decline in loans of $7.8 million in 1996 as compared to 1995. The average balance of residential real estate loans declined to $26.9 million in 1996 from $30.8 million in 1995, a decline of $3.9 million with the loans sold to the Coffeen branch contributing $2.0 million toward the decline. Average commercial business loans decreased to $13.9 million in 1996 from $15.8 million in 1995, a decline of $1.9 million with $0.8 million being due to the sale of the branch in Coffeen.
     All of Illini's loans are domestic. Illini does not currently engage in foreign loans, lease financing, or loans to financial institutions. Additionally, Illini does not have any concentration of loans exceeding 10% of total loans which are not otherwise disclosed under "types of loans."
     Each major type of loan will normally have different risk elements associated with it. Real estate loans and installment loans to individuals can be affected by the general strength of the economy in a given geographical area. Commercial loans are affected by a wide range of economic and other factors which impact the businesses to which those loans are extended. Agricultural loans can be affected by such things as drought, floods, U.S. and foreign market prices, and federal government subsidies and programs.

TYPES OF LOANS

     A summary of loans by type as of December 31, 1996 and 1995 is set forth in note 4 to consolidated financial statements in Item 7.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

     The table below depicts the maturities of certain loans at December 31, 1996. As noted in the table, significant loan maturities occur in 1997; most of these balances are expected to be replaced or renewed. Demand loans and loans having no stated maturity are classified as being due within one year. Loans that have adjustable rates are shown in the maturity category by their scheduled principal repayment dates rather than the dates at which they are repriced.

-----------------------------------------------------------------------------------------------
                                                                MATURITY
                                          -----------------------------------------------------
                                             One          One to          After
                                            year           five           five
                                           or less         years          years         Total
                                          --------        -------        -------       --------
                                                         (dollars in thousands)
Commercial, financial, and agricultural   $ 11,087        $ 5,925        $   919       $ 17,931
Real estate construction                     4,788          1,307            176          6,271
                                          --------        -------        -------       --------
                                          $ 15,875        $ 7,232        $ 1,095       $ 24,202
                                          --------        -------        -------       --------
                                          --------        -------        -------       --------

                                                           INTEREST SENSITIVITY
                                                 -----------------------------------------
                                                   Fixed         Floating or
                                                 interest        adjustable
                                                   rates       interest rates       Total
                                                           (dollars in thousands)
Loans due after one but within five years         $5,290           $1,942          $7,232
Loans due after five years                            65            1,030           1,095
                                                  ------           ------          ------
                                                  $5,355           $2,972          $8,327
                                                  ------           ------          ------
                                                  ------           ------          ------
-----------------------------------------------------------------------------------------------

DEPOSITS

     The month-end average balances of deposits and rates paid on such deposits are summarized below for the years ended December 31, 1996 and 1995.

-----------------------------------------------------------------------------------------------
                                                               December 31,
                                           ----------------------------------------------------
                                                    1996                           1995
                                                   Average                        Average

                                           Balance           Rate        Balance          Rate
                                           -------           ----        -------          ----
                                                            (dollars in thousands)
Non-interest-bearing demand deposits      $ 18,965              _%      $ 19,449              _%
NOW and money market deposit accounts       27,678           2.65         28,924           2.64
Savings deposits                            19,802           2.49         21,308           2.48
Time deposits                               64,547           5.55         67,624           5.55
                                          --------          -----        -------          -----
                                          $130,992           3.67        137,305           3.67
                                          --------          -----        -------          -----
                                          --------          -----        -------          -----

The following table shows the maturity of time deposits of $100,000 or more at December 31, 1996.

                                                   Time             Other
                                               Certificates         Time
                                                of Deposit        Deposits          Total
                                                 -------           ------         -------
                                                  (dollars in thousands)
Three months or less                               6,377            2,000           8,377
Three to six months                                2,108              ---           2,108
Six to twelve months                               2,948              ---           2,948
Over twelve months                                 1,488              ---           1,488
                                                 -------           ------         -------
                                                 $12,921           $2,000         $14,921
                                                 -------           ------         -------
                                                 -------           ------         -------
-----------------------------------------------------------------------------------------------

     Average deposits declined to $131.0 million in 1996 from $137.3 million in 1995, a reduction of $6.3 million or 5%. The deposits sold with the branch in Coffeen contributed to $10.7 million to 1995; therefore deposits grew $4.4 million or 3% excluding the effect of the 1995 deposit sale.
     Total deposits decreased $7.5 million or 6% to $125.8 million at December 31, 1996 from $133.3 million at year end 1995. Time deposits less than $100,000 declined $3.7 million, primarily due to maturities of high cost 15-month certificate of deposits that were issued during the first quarter of 1995. Savings accounts declined $2.2 million, attributable to implementing a new off-balance sheet cash management sweep product for corporate customers. NOW and money market deposit accounts declined $2.1 million as customers shifted to higher yielding deposit products.

LIQUIDITY

     Liquidity is the ability of a bank to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining Illini's ability to meet the day-to-day cash flow requirements of the Bank's customers, whether they are depositors wishing to withdraw funds or borrowers requiring funds to meet their credit needs. Without proper liquidity management, the Bank would not be able to perform the primary function of a financial intermediary and would, therefore, not be able to meet their needs of the communities it serves.
     Additionally, Illini requires cash for various operating needs, including dividends to shareholders, the servicing of debt and payment of general corporate expenses. The primary source of liquidity for Illini is dividends from the Bank. At December 31, 1996, the Bank could have paid additional dividends to Illini in the amount of $5.7 million while continuing to meet the capital requirements for a "well capitalized" bank. Illini does not anticipate any liquidity requirements that it cannot meet in the near future.
     Asset and liability management functions not only assure adequate liquidity for the Bank to meet the needs of its customers, but also to maintain an appropriate balance between interest sensitive assets and interest sensitive liabilities so that Illini can produce adequate returns for its shareholders. Daily monitoring of the sources and uses of the funds is necessary to maintain an acceptable cash position that meets both requirements. In a banking environment, both assets and liabilities are considered sources of liquidity funding and both are, therefore, monitored on a daily basis.
     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities, and sales of investment securities available for sale.
     The liability portion of the balance sheet provides liquidity through various customers' interest bearing and non-interest bearing deposit accounts. Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity, representing Illini's incremental borrowing capacity. As of December 31, 1996, Illini has established an overnight federal funds line of credit with an unaffiliated financial institution in the amount of $3,500,000 with $2,370,000 of the line available for additional borrowings. In December 1995, the Bank became a member of the Federal Home Loan Bank of Chicago and has established a line of credit of $3,960,000 as of December 1996, with $960,000 available for additional borrowings. The various sources of liquidity available to Illini provide ample long-term as well as short-term funding alternatives.
     At December 31, 1996, large liability dependence was 13.7%, an increase from 6.6% at December 31, 1995. Large liabilities include certificates of deposit over 100,000, federal funds purchased, and other short term borrowings. Because the large liability dependence is calculated net of short-term investments, the decrease of short-term investments to $1.6 million at December 31, 1996 from $7.0 million at year end 1995 has increased the net large liability reliance. The increase in short-term borrowings to $4.1 million at year end 1996 has also caused the large liability dependence ratio to increase. Illini manages the large liability position to be no greater than 20% of net earning assets.

-------------------------------------------------------------------------------------------
        Liquidity   $(thousands)                   December 31, 1996     December 31, 1995
---------------------------------------------      -----------------     -----------------
Earning assets, net of short-term investments              $ 130,867             $ 127,590
Total net large liabilities                                   17,902                 8,421
Large liabilities as a percent of net earning
   Assets                                                       13.7%                  6.6%
-------------------------------------------------------------------------------------------

     In November 1996, Illini entered into a contract for construction of a new banking center at Iles & Koke Mill in Springfield, Illinois. The total contract cost is $2,527,000 for the building, bank equipment has been contracted at a cost of $95,000, and architect fees of $203,000 are expected to be incurred. Illini plans to fund the purchase internally and, if needed, investment securities available for sale may provide a source of funding.

INTEREST RATE SENSITIVITY

     Illini serves as a financial intermediary by taking deposits and making loans. Although the interest rate risk profile of Illini may change in the future as new business activity changes, historically, the terms of loans and deposits create in interest rate risk profile with liability maturities in terms to repricing shorter than those of assets (liability sensitive). Liability sensitivity results in higher earnings from falling interest rates and lower earnings from rising interest rates. The table below shows Illini's Structural Gap, which is defined as interest rate sensitivity excluding all investment products. Illini's one year cumulative structural gap is a negative $18.5 million. This indicates that without investment products, Illini is liability sensitive. The middle of the table contains all investment products at expected repricing periods. Consolidated gap position is then calculated.

---------------------------------------------------------------------------------------------------------------
STRUCTURAL GAP
                                            Up to 3        4 to           1 to          Over 5
                                            months       12 months       5 years         years         Total
                                            -------      ---------       -------        ------         -----
                                                                 (dollars in thousands)
Structural Gap                             $(5,112)      $(13,398)       $14,807       $(12,453)      $(16,156)

Cumulative structural gap                   (5,112)       (18,510)        (3,703)       (16,156)

Investment products                          3,044          3,530         11,974         21,835         40,383

Consolidated corporate gap position         (2,068)        (9,868)        26,781          9,382         24,227

Cumulative gap                              (2,068)       (11,936)        14,845         24,227

Percent of total assets                      -0.41%         -8.15%         10.13%         16.54%
---------------------------------------------------------------------------------------------------------------

     Although this table provides in indication of the direction of risk for the change in interest rates, it does not fully depict the effect of option - like characteristics contained in loans, investments, and deposits. These characteristics can best be analyzed by the use of earning sensitivity models and economic value at risk analysis.
     The impact of changes in interest rates is measured on both near-term and long-term earnings. Illini measures the first impact by determining how earnings from existing assets and liabilities will change over a twelve-month period if interest rates change. This is called Earnings Sensitivity Risk ("ESR"). As an indicator of the sensitivity of longer-term earnings to interest rates, Illini determines a baseline measure of economic value of future earnings to be derived from the current balance sheet and then measures the percentage change in that for given changes in rates. This method is referred to as Economic Value at Risk ("VAR").
     ESR is defined as the percentage change in forecasted earnings over a twelve-month period for a specified change in forecasted interest rates. At Illini, ESR is measured against assimilated increases and decreases in interest rates of 1% and 2%.
     Assumptions used in earning assimilations include the behavior of loan and deposit repricing and volumes. Major assumptions include loan and deposit growth, mix changes, loan and deposit pricing spreads, prepayment volatility in various fixed-rate assets, and spread and volume elasticity of interest in non-interest bearing deposit accounts. A significant portion of consumer deposits does not reprice or mature contractual basis. These deposit balances and rates are expected to react to market rates with a lag. Assumptions are based upon historical experience of Illini's markets and customers, and include projections for how management expects to price loans and deposits in response to market changes. Because markets and consumer behavior are not predictable, the assumptions are continually monitored and updated as market conditions change.

     The following table reflects ESR at December 31, 1996 for immediate rate changes.

                        Interest Rate
                           Change            ESR
                        -------------     ---------
                            +2%            (13.05)%
                            +1%             (5.16)%
                            -1%             (0.52)%
                            -2%              0.45 %

     Percent changes in income are not symmetrical to changes in rates due to option-like characteristics embedded in balance sheet assets and liabilities in expected customer responses to rate changes.
     The change in the economic value of Illini's long-term revenue flows for 1% and 2% shock in rates, both up and down, provide a measurement of long-term risk, as shown below.

                      Immediate Rate    Percent Change in
                          Change         Economic Value

                           +2%              (10.21)%
                           +1%               (5.29)%
                           -1%                3.70 %
                           -2%                5.34 %

     The decrease in economic value when rates rise is primarily caused by a reduction in the market value of the investment portfolio.

CAPITAL RESOURCES

     Shareholders' equity decreased $93,000, or 1% compared to the prior year, and was composed of a $132,000 decrease in capital due to the net change in unrealized gains on securities available for sale, offset by $39,000 of net income retained after dividends paid.
     Dividends of $426,000 were declared on Illini's common stock in 1996, representing a 6% increase over 1995. The dividend payout ratio for 1996 was 91% compared to 29% in 1995. The dividend payout ratio was unusually high in 1996 due to an increase in loan losses, and management expects the dividend payout ratio be reduced significantly in 1997. Illini intends to continue a dividend payout ratio that is competitive in the banking industry while maintaining an adequate level of retained earnings to support continued growth.
     A strong capital position, which is vital to the continued profitability of Illini, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Illini has satisfied its capital requirement principally through the retention of earnings. At December 31, 1996, Illini and the Bank met minimum risk based capital requirements. Consolidated tier 1 and total capital ratios were 14.69% and 15.94%, respectively, and the leverage ratio was 9.91%.

--------------------------------------------------------------------------------
                                        For the years ended December 31,
                                 -----------------------------------------------
                                   1996      1995      1994      1993      1992

Return on average assets           0.31%     0.89%     0.86%     0.76%     0.60%
Return on average equity           3.25     10.08     10.77     10.25      8.91
Dividend payout ratio             91.17     29.29     26.23     24.91     26.79
Average equity to assets ratio     9.58      8.87      7.94      7.42      6.74

--------------------------------------------------------------------------------

RESULTS OF OPERATION

NET INTEREST INCOME

     Net interest income is the principal component of Illini's net income stream and represents the difference between interest and fee income generated from earning assets and interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income. The discussion of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.
     Illini's interest income decreased 2% to $11.6 million and interest expense decreased 3% to $4.9 million from 1995 to 1996, resulting in a slight decline in net interest income.
     The decline in interest income in 1996 is due principally to a reduction in average loans of $7.8 million, or 7%, to $95.9 million. As previously mentioned, the sale of the loans with the Coffeen branch in 1995 contributed $5.6 million, or 5%, toward the reduction in average loans outstanding in 1996. The average yield earned on the loan portfolio was 9.27% in 1996, up from 9.20% in 1995. Interest forgone on non-accrual loans lowered yields on loans by 7 basis points in 1996 and 5 basis points in 1995. If these loans would have been earning full interest the average yield earned on the loan portfolio would have been 9.34% in 1996 and 9.25% in 1995.
     Average investment securities outstanding in 1996 were $41.5 million, an increase of $5.4 million, or 15%, from 1995. The average yield earned on the investment portfolio increased 62 basis points to 6.50% in 1996 from 5.88% in 1995. The increase in the yield for 1996 is due partially to extending the effective duration of the investment portfolio.
     The decline in interest expense in 1996 was due to a $4.6 million, or 4%, decline in average interest bearing liabilities, which were $114.5 million in 1996 as compared to $119.1 million in 1995. As previously discussed, the primary reason for the decline in interest bearing liabilities is the sale of the deposits of the Coffeen branch in 1995, which contributed $10.7 million to 1995 average balance. The decline in interest bearing liabilities is due primarily to a reduction in CD's less than $100,000, which averaged $48.9 million in 1996, down $4 million, or 8%, from $53.0 million in 1995. The rate paid on interest bearing liabilities increased slightly in 1996 to 4.32% from 4.30% in 1995.
     Illini's net interest margin has shown stability over the last three years, recording 4.88% in 1996, 4.75% in 1995, and 4.86% in 1994. The increase in the net interest margin during 1996 of 13 basis points was primarily due to an increase in the yield on taxable investment securities, which was 6.19% in 1996 and 5.41% in 1995.

--------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME - RATE/VOLUME VARIANCE ANALYSIS

                                             1996-95                                      1995-94
                          ------------------------------------------------------------------------------------
                            CHANGES IN       VOLUME          RATE        Changes in       Volume         Rate
                          INCOME/EXPENSE     EFFECT         EFFECT     Income/Expense     Effect        Effect
                          --------------     ------         ------     --------------     ------        ------
                                                           (dollars in thousands)
Short-term investments       $ (153)        $ (145)         $  (8)        $  108         $   43        $    65
Investment securities:
    Taxable                     298             91            207           (431)          (639)           208
    Nontaxable                  277            268              9             72             68              4
Loans                          (641)          (701)            60            520            331            189
                             ------         ------          -----         ------         ------        -------
    Total interest income      (219)          (487)           268            269           (197)           466
                             ------         ------          -----         ------         ------        -------

Savings and NOW accounts        (65)           (71)             6           (128)          (122)            (6)
Time deposits                  (169)          (171)             2            941             17            924
Short-term borrowings            68             72             (4)           (45)           (99)            54
Long-term borrowings             (9)            (4)            (5)           (70)          (703)           633
                             ------         ------          -----         ------         ------        -------
    Total interest expense     (175)          (174)            (1)           698           (907)         1,605
                             ------         ------          -----         ------         ------        -------

    Net interest income      $  (44)        $ (313)         $ 269         $ (429)        $  710        $(1,139)
                             ------         ------          -----         ------         ------        -------
                             ------         ------          -----         ------         ------        -------
---------------------------------------------------------------------------------------------------------------

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES

                                                                    Year ended December 31,
                                       ----------------------------------------------------------------------------------
                                                           1996                                    1995
                                       ----------------------------------------    --------------------------------------
                                                    Percent   Interest  Average              Percent  Interest    Average
                                        Average    of Total    Income/  Yield/     Average  of Total   Income/    Yield/
                                        Balance     Assets     Expense   Rate      Balance   Assets    Expense     Rate
                                        -------    --------   --------  -------    -------  --------  --------    -------
                                                                    (dollars in thousands)
ASSETS
Interest-earning assets:
  Short-term investments               $    679       0.5%    $    37    5.52%    $  3,331     2.2%   $   190      5.72%
    Investment securities (3)
      Taxable                            27,217      18.2       1,684    6.19       25,600    16.6      1,385      5.41
      Tax-exempt (1)                     14,282       9.6       1,014    7.10       10,514     6.8        738      7.02
                                       --------     -----     -------   -----     --------   -----    -----------
        Total securities                 41,499      27.8       2,698    6.50       36,114    23.4      2,123      5.88
    Loans
      Commercial (1)                     13,885       9.3       1,224    8.81       15,823    10.3      1,424      9.00
      Agriculture                         5,510       3.7         465    8.45        5,036     3.3        462      9.17
      Real estate
        Commercial                       28,586      19.2       2,650    9.27       29,921    19.4      2,751      9.20
        Agriculture                       2,567       1.7         235    9.14        3,415     2.2        296      8.67
        Residential                      26,877      18.0       2,503    9.31       30,790    20.0      2,830      9.19
      Consumer, net                      17,792      11.9       1,717    9.65       18,360    11.9      1,733      9.44
      Credit card                           634       0.4          95   15.00          261     0.2         34     12.87
                                       --------               -------             --------            ------
        Total loans                      95,851      64.2       8,889    9.27      103,606    67.3      9,530      9.20
  Allowance for loan losses              (1,162)     (0.8)                          (1,450)   (0.9)
                                       --------               -------             --------
  Net loans (1) (2)                      94,689      63.4       8,889    9.39      102,156    66.4      9,530      9.33
                                       --------     -----     -------             --------   -----    -------
        Total interest                  136,867      91.7      11,624    8.49      141,601    92.0     11,843      8.36
                                       --------               -------             --------            -------
           earning assets
  Cash and due from banks                 4,856       3.2                            5,296     3.4
  Premises and equipment                  4,983       3.3                            4,339     2.8
  Other assets (3)                        2,724       1.8                            2,716     1.8
                                       --------     -----                         --------   -----
        Total assets                   $149,430     100.0%                        $153,952   100.0%
                                       --------     -----                         --------   -----
                                       --------     -----                         --------   -----

LIABILITIES
  Deposits:
    Non interest bearing deposits      $ 18,965      12.7     $              %    $ 19,449    12.6%   $      %
    Interest bearing demand              27,678      18.5         734    2.65       28,924    18.8        764      2.64
    Savings                              19,802      13.3         493    2.49       21,308    13.9        528      2.48
    CD's less than $100,000              48,919      32.7       2,700    5.52       52,957    34.4      2,923      5.52
                                       --------               -------             --------            -------
    Total core deposits                 115,364      77.2       3,927    3.40      122,638    79.7      4,215      3.44
    CD's $100,000 and over               15,628      10.5         882    5.65       14,667     9.5        828      5.64
                                       --------               -------             --------            -------
      Total deposits                    130,992      87.7       4,809    3.67      137,305    89.2      5,043      3.67
  Borrowed funds:
    Short-term                            2,454       1.6         138    5.61        1,186     0.7         70      5.90
    Long-term                             ----       ----       ----     ----          100     0.1          9      9.00
                                       --------    ------     -------             --------            -------
      Total borrowed funds                2,454       1.6         138    5.61        1,286     0.8         79      6.14
  Total interest bearing liabilities    114,481      76.6       4,947    4.32      119,142    77.4      5,122      4.30
Other liabilities                         1,664       1.1                            1,701     1.1
                                       --------     -----                         --------   -----
  Total liabilities                     135,110      90.4                          140,292    91.2
Stockholders' Equity                     14,320       9.6                           13,660     8.9
                                       --------     -----                         --------   -----
  Total liabilities and
  stockholders' equity                 $149,430     100.0%                        $153,952   100.0%
                                       --------     -----                         --------   -----
                                       --------     -----                         --------   -----
Net interest margin                                           $ 6,677    4.88%                        $ 6,721      4.75%

Provision for loan losses                                      (1,130)  (0.83)%                          (505)    (0.36)%
                                                              -------                                 -------
Net funds function                                              5,547    4.05%                          6,216      4.39%
                                                              -------  ------                         -------    ------
                                                              -------  ------                         -------    ------


(1) Income amounts are presented on a fully taxable equivalent basis (FTE), which is defined as income on earning assets that is subject to either a reduced rate or zero rate of income tax, adjusted to give effect to the appropriate incremental federal income tax rate and adjusted for non-deductible carrying costs, where applicable. Where appropriate, yield calculations include these adjustments. The federal statutory rate was 34% for all years presented.
(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $244,000 in 1996 and $245,000 in 1995.
(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES

                                                      Year ended December 31,
                                       --------------------------------------------------------
                                                                  1994
                                       --------------------------------------------------------
                                                        Percent       Interest        Average
                                         Average        of Total       Income/         Yield/
                                         Balance         Assets        Expense          Rate
                                       ----------     -----------    ------------   -----------
                                                           (dollars in thousands)
ASSETS
Interest-earning assets:
 Short-term investments                $    2,339         1.5   %    $       82         3.51  %
    Investment securities (3)
      Taxable                              36,426        22.9             1,816         4.99
      Tax-exempt (1)                        9,759         6.1               666         6.83
                                        ----------      ------        ----------       ------
        Total securities                   46,185        29.0             2,482         5.37
    Loans
      Commercial (1)                       14,636         9.2             1,254         8.57
      Agriculture                           4,688         2.9               393         8.38
      Real estate
        Commercial                         28,880        18.1             2,568         8.89
        Agriculture                         3,791         2.4               329         8.67
        Residential                        33,450        21.0             3,000         8.97
      Consumer, net                        14,612         9.1             1,434         9.81
      Credit card                             184         0.1                32        17.47
                                        ----------                    ----------
        Total loans                       100,241        62.8             9,010         8.99
 Allowance for loan losses                (1,671)        (1.0)
                                        ----------                    ----------
 Net loans (1) (2)                         98,570        61.8             9,010         9.14
                                        ----------                    ----------
      Total interest earning assets       147,094        92.3            11,574         7.87
                                        ----------      ------        ----------

 Cash and due from banks                    5,936         3.7
                                        ----------      ------
 Premises and equipment                     4,204         2.6
 Other assets (3)                           2,191         1.4
                                        ----------      ------
        Total assets                   $  159,425       100.0   %
                                        ----------      ------
                                        ----------      ------
LIABILITIES
 Deposits:
    Non interest bearing deposits      $   19,549        12.3   %    $        %
    Interest bearing demand                31,928        20.0               845         2.65
    Savings                                23,130        14.5               575         2.49
    CD's less than $100,000                49,457        31.0             2,025         4.10
                                        ----------                    ----------
    Total core deposits                   124,064        77.8             3,445         2.78
    CD's $100,000 and over                 17,756        11.1               785         4.42
                                        ----------                    ----------
      Total deposits                      141,820        88.9             4,230         2.98
 Borrowed funds:
    Short-term                              2,444         1.6               115         4.70
    Long-term                               1,085         0.7                79         7.27
                                        ----------      ------        ----------
      Total borrowed funds                  3,529         2.3               194         5.49
 Total interest bearing liabilities       125,800        78.9             4,424         3.52
Other liabilities                           1,478         0.9
                                        ----------      ------
    Total liabilities                     146,827        92.1
Stockholders' Equity                       12,598         7.9
                                        ----------      ------
 TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY               $  159,425       100.0   %
                                        ----------      ------
                                        ----------      ------
NET INTEREST MARGIN                                                  $    7,150         4.86  %

PROVISION FOR LOAN LOSSES                                                 (140)        (0.10) %
                                                                      ----------

Net funds function                                                        7,010         4.77  %
                                                                     ----------       ------
                                                                     ----------       ------


(1) Income amounts are presented on a fully taxable equivalent basis (FTE), which is defined as income on earning assets that is subject to either a reduced rate or zero rate of income tax, adjusted to give effect to the appropriate incremental federal income tax rate and adjusted for non-deductible carrying costs, where applicable. Where appropriate, yield calculations include these adjustments. The federal statutory rate was 34% for all years presented.
(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $245,000 in 1994.
(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES

    The provision for loan losses charged to earnings in 1996 was $1,130,000 compared to $505,000 in 1995 and $140,000 in 1994. The increase in provision expense in 1996 and 1995 had a significant affect on Illini's net income. Management detected deficiencies in asset quality and credit processes in late 1995 and has taken steps to improve asset quality since then. Management established procedures to review significant credit exposures and large problem loans to ensure that they were properly recorded on the Bank's books and/or allocated for in management's analysis of allowance for loan loss adequacy. Other initiatives including a new loan policy, centralization of commercial loan underwriting, and a more proactive approach to identifying and resolving problem loans were undertaken in late 1996 in order to improve Illini's future loan loss experience.

    The management of Illini considers a number of factors in determining the amount of the allowance for loan losses. These factors include, but are not limited to, the following:

- Historical data and trends relating to net charge offs, average loans, and the level of the allowance for loan losses;
- Other historical data and trends, including the allowance as a percentage of total loans outstanding and loan volume;
- Borrowers identified on the Bank's watch list, borrowers with significant credit exposure, and loans that are past due or on non-accrual status;
- The capability of management's credit risk management processes to successfully underwrite credit and identify and resolve problem loans on an ongoing basis;
- Results of continuing reviews of individual loans by management personnel, with particular attention given to those loans that are past due or on nonaccrual status; and
- Consideration as to the impact of present economic conditions on the loan portfolio.

    As of December 31, 1996, after full consideration of these factors, with particular emphasis on review of potential problem loans identified by management, Illini's management concluded the allowance for loan losses was adequate.


SUMMARY OF LOAN LOSS EXPERIENCE

    The following summary presents the changes in the allowance for loan losses for the years ended December 31, 1996, 1995, and 1994:

------------------------------------------------------------------------------------------

                                                    1996           1995           1994
                                                 ----------------------------------------
                                                           (dollars in thousands)
AVERAGE LOANS OUTSTANDING                        $   95,851     $  103,606     $  100,241
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------
Balance at beginning of year                     $    1,246     $    1,547     $    1,608
                                                 ----------     ----------     ----------
Sale of subsidiary
Loans charged-off:
    Commercial, financial, and agricultural            (735)          (484)          (174)
    Real estate                                        (163)          (104)           (91)
    Consumer                                           (290)          (285)          (151)
                                                 ----------     ----------     ----------
      Total                                          (1,188)          (873)          (416)
Recoveries of loans
    previously charged-off:
      Commercial, financial, and agricultural            37             33             44
      Real estate                                        11              1             88
      Consumer                                           22             33             83
                                                 ----------     ----------     ----------
        Total                                            70             67            215
                                                 ----------     ----------     ----------
Net charge-offs                                      (1,118)          (806)          (201)
                                                 ----------     ----------     ----------
Provision charged to expense                          1,130            505            140
                                                 ----------     ----------     ----------
BALANCE AT END OF YEAR                           $    1,258          1,246          1,547
                                                 ----------     ----------     ----------

RATIO OF NET CHARGE-OFFS TO AVERAGE LOANS
  OUTSTANDING DURING THE PERIOD                        1.17  %        0.78  %        0.20  %
                                                 ----------     ----------     ----------
                                                 ----------     ----------     ----------

------------------------------------------------------------------------------------------


    As illustrated in the above chart, loan losses increased in all areas, but primarily in commercial, financial and agricultural loans.

    A single, large agricultural credit identified by management as a potential problem loan in late December, 1995, contributed to the increase in net charge-offs in 1996. This loan, now in bankruptcy proceedings and the subject of investigation by law enforcement officials, contributed $529,000 to commercial, financial and agricultural charge-offs. The remaining balance of this credit at December 31, 1996 is $37,000 which represents management's estimate of the net realizable value of collateral in process of repossession. Also contributing to the increase in net charge-offs in 1996 and 1995 were suspected irregularities of a former branch manager, which resulted in $185,000 and $349,000 in charge-offs, respectively, with limited opportunity for recovery.

    As noted, Illini has taken decisive action to improve credit quality. In September, 1996 management of the lending function of the bank was reassigned to a person who was previously with a bank holding company with assets exceeding $1.5 billion and was responsible for heading the loan review function and has significant credit risk management and regulatory experience. He will be responsible for directing the implementation of the initiatives to enhance credit quality discussed throughout this report.


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

--------------------------------------------------------------------------------------------
                                                 1996                          1995
                                        -----------------------      -----------------------
                                                      % of                          % of
                                                      Total                         Total
                                         Amount       Loans            Amount       Loans
                                                      (dollars in thousands)
Commercial, financial, and agriculture $      626     19.18  %       $      528     20.90  %
Real estate                                   223     61.88                  51     60.72
Consumer                                      306     18.94                 229     18.38
Unallocated                                   103      ----                 438      ----
                                       ----------    ------          ----------
                                       $    1,258    100.00  %       $    1,246    100.00  %
                                       ----------    ------          ----------
                                       ----------    ------          ----------

Percentage of allowance to loans                       1.35  %                       1.24  %
--------------------------------------------------------------------------------------------


    Allocations estimated above do not specifically represent that loan charge-offs of that magnitude will be incurred. The allocation does not restrict future loan losses attributable to a particular category of loans from being absorbed either by the portion of the allowance attributable to other categories or by an unallocated portion of the allowance. The risk factors considered when determining the overall level of the allowance are the same when estimating the allocation by major category, as specified in the allowance summary.


PROBLEM ASSETS

    The following table presents information concerning the aggregate amount of
(a) loans accounted for on a nonaccrual basis, (b) renegotiated loans, (c) other real estate owned transferred from fixed assets and acquired in lieu of foreclosure, and (d) loans contractually past-due ninety days or more as to principal or interest payments (but not included in nonaccrual loans in (a) above).

    Non performing assets increased $263,000 or 20% from 1995 to 1996. The majority of non-accrual loans represent real estate loans where the borrower has not paid as agreed because of bankruptcy or some other inability to pay, and where the Bank has instituted actions to foreclose on the real estate collateral. At December 31, 1996, $575,000 or 66% of non-accrual loans were loans where the Bank is in process of repossessing real estate or other collateral. These individual loans are written down to management's estimate of net realizable value of the collateral and/or realistic estimates of other payments from the borrower. Additionally, specific allocations to the allowance for loan losses are made on loans where there may be uncertainties as to the collection of the estimated value of collateral. Because these loans have been written down and/or allocated for, the potential impact on future net income is minimized.

    As of December 31, 1996, the Bank had 30 non-accrual loans. Five of these loans exceed $50,000. The largest non-accrual loan is a $135,000 residential real estate loan. Non-accrual loans peeked at $2,011,000 in March, 1996 and steadily declined until reaching their current year end level of $870,000.

    Other real estate owned increased $226,000 or 43% from 1995 to 1996. This increase results from the addition of six properties acquired for debts previously contracted totaling $255,000 offset by payments on real estate sold on contract totaling $29,000. As of December 31, 1996, one former Bank premises property comprised $298,000 or 41% of the total Other Real Estate Owned. Bank owned real estate properties Other Real Estate Owned which have been sold on contract but do not meet accounting requirements necessary to transfer these assets out of Other Real Estate Owned represent $175,000 or 24 % of the total. As of December 31, 1996, all of these contracts are performing according to their original terms. The remaining $225,000 or 35% represents real estate acquired in satisfaction of debts. Other Real Estate Owned is carried on the Bank's books at the lower of cost or net realizable fair market value. Management is actively marketing these properties to minimize the potential affects of market fluctuations and so that proceeds can be deployed to earning assets as soon as possible. Loans currently in process of foreclosure, if the delinquency is not resolved, will become Other Real Estate Owned and the slow process of foreclosing and selling real estate will affect management's ability to reduce Other Real Estate Owned balances.

    As previously discussed, management has taken steps to improve credit quality. In addition to the specific actions discussed in the PROVISION FOR LOAN LOSSES section, in late 1996, executive management empowered the credit administration function (developed in 1995) to monitor and enforce loan policy compliance, to proactively identify and resolve problem loans, and to perform detailed credit analyses on all significant loan relationships. These efforts have improved the Bank's ability to identify problem and potential problem loans and has allowed management opportunities to resolve problem loans while minimizing the potential loss to the Bank. All of these efforts are intended to improve asset quality. In the short term, however, these efforts have elevated the Bank's level of identified problem loans and has increased loan collection costs.

    For nonaccrual loans, if interest had been accrued on such loans, such income would have been $91,000 and $88,000 in 1996 and 1995, respectively. The amount recognized as interest income on these nonaccrual loans in 1996 and 1995 was $19,000 and $32,000, respectively.

--------------------------------------------------------------------------------

                                                      December 31,
                                            ------------------------------
                                                 1996              1995
                                                 ----              ----
                                                 (dollars in thousands)

Non accrual                                 $      870          $      708
Renegotiated                                         0                 125
Other real estate owned                            728                 502
                                            ----------          ----------
    Non-performing assets                   $    1,598          $    1,335
                                            ----------          ----------
                                            ----------          ----------

Accruing loans past due 90 days             $      151          $      199
                                            ----------          ----------
                                            ----------          ----------

Non-performing assets to loans                    1.71%               1.32%
                                            ----------          ----------
                                            ----------          ----------

Accruing loans past due 90 days to loans          0.16%               0.20%
                                            ----------          ----------
                                            ----------          ----------

--------------------------------------------------------------------------------

POTENTIAL PROBLEM LOANS

    At December 31, 1996, after review of potential problem loans identified by management including those noted above, management of Illini concluded the allowance for loan losses was adequate. As of December 31, 1996, approximately $860,000 of loans not included in the table above were identified by management as having potential weaknesses, which if not corrected, could affect the borrower's ability to comply with the current loan repayment terms. The potential problem loans consist of 12 borrowers; the largest loan is $271,000 and is secured by real estate, two loans exceed $100,000, two exceed $50,000 and the remaining seven are less than $50,000. These borrowers are currently meeting all of the terms of their loan agreements. However, if weaknesses are not promptly addressed, management believes that these loans may result in disclosure at some future time as non-accrual, past due or restructured. All significant potential problem loans are analyzed on a periodic basis to ensure that adequate reserves have been allocated to the allowance for loan losses to cover management's estimate of the inherent loss.

NONINTEREST INCOME

    Total noninterest income for 1996 declined 32% to $1.6 million from $2.4 million in 1995. A nonrecurring gain on the sale of the branch in Coffeen, Illinois of $870,000 in 1995 was primarily responsible for the decline in noninterest income in 1996.

    Service charges on deposit accounts were unchanged in 1996 from the prior year. However the branch in Coffeen contributing $54,000 of service charges during 1995. Excluding the Coffeen service charges in 1995, service charges increased 5% in 1996 due primarily to an increase in fees on overdrafts.

    Net security gains of $1,000 were reported in 1996, while net security losses were $45,000 in 1995. The security losses in 1995 were primarily attributable to the sale of marketable equity securities of professionally managed collective investment funds, at a loss of $40,000 in June 1995.

    Mortgage loan servicing fees increased $22,000, or 14%, in 1996 due to growth in the total portfolio serviced to $63.6 million end 1996 from $56.0 million at year end 1995. Originations of loans sold in secondary market totaled $17.6 million in 1996, up from $10.6 million in 1995. The gain on the sale of mortgage loans declined $39,000, or 38%, to $64,000 in 1996, due primarily to a reduced margin between mortgage rates offered to consumers and those realized at the time of sale in order to be more competitive and expand market share.

    The increase in other noninterest income for 1996 of $80,000, or 37%, is due to a gain of $105,000 on the sale of a lot held for future expansion, which management concluded was no longer needed for that purpose.


-----------------------------------------------------------------------------------------------------
                                                 Year Ended December 31,          Percent Change
                                         -----------------------------------------------------------
                                            1996        1995       1994       1996/1995    1995/1994
                                            ----        ----       ----       ---------    ---------
                                                           (dollars in thousands)
Service charges on deposit accounts       $ 1,042     $ 1,042     $ 1,073         0.0%       (2.9)%
Securities gains (losses), net                  1         (45)        (31)     (102.2)       45.2
Mortgage loan servicing fees                  183         161         153        13.7         5.2
Gain on sale of mortgage loans                 64         103         101       (37.9)        2.0
Gain on sale of branch office                ----         870        ----      (100.0)       ----
Other income                                  299         219         185        36.5        18.4
                                          -------     -------     -------      ------       -----
                                          $ 1,589     $ 2,350     $ 1,481       (32.4)       58.7
                                          -------     -------     -------      ------       -----
                                          -------     -------     -------      ------       -----
-----------------------------------------------------------------------------------------------------


NONINTEREST EXPENSE

    Total noninterest expense for 1996 was $6.3 million, unchanged from 1995.

    Total salaries and benefits increased $148,000, or 5%, in 1996 as the result of additional resources added for the production of agricultural and residential mortgage loans for sale in the secondary market and implementation of the performance based incentive plan called Performance Compensation for Stakeholders.

    Net occupancy expense increased $36,000, or 7% in 1996, due to expenses associated with moving leasehold improvements out of a building in which the lease had expired.

    Audit fees decreased $41,000, or 33% in 1996, due to additional cost incurred in 1995 relating to an investigation of suspected irregularities of a former branch manager.

    Legal fees increased $109,000, or 119%, in 1996. As a result of defending the shareholder derivative claim described in ITEM 3-LEGAL PROCEEDINGS that was voluntarily dismissed, Illini incurred $33,000 in legal fees. Also, legal fees relating to securities and regulatory matters added $27,000 to legal expenses in 1996 as compared to 1995. Additionally, collection costs associated with the nonperforming loans increased $49,000 in 1996 as compared to the prior year due to an increase in the level of nonperforming loans.

     Regulatory fees decreased $161,000, or 89%, in 1996 as a result of the Federal Deposit Insurance Corporation's decision to lower deposit insurance premiums.

    Other real estate expenses increased $64,000, or 107%, in 1996 due to gains recorded in the sale of other real estate of $83,000 in 1995.

    Other noninterest expenses declined $71,000, or 9%, in 1996 due primarily to nonrecurring expense of $108,000 incurred in 1995 due to suspected irregularities of a former branch manager.

--------------------------------------------------------------------------------------------
                                       Year Ended December 31,            Percent Change
                                -----------------------------------------------------------
                                  1996        1995        1994       1996/1995    1995/1994
                                  ----        ----        ----       ---------    ---------
                                                 (dollars in thousands)
Salaries                        $ 2,730     $ 2,612     $ 2,642         4.5%       (1.1)%
Benefits                            457         427         331         7.0        29.0
Occupancy expense                   540         504         507         7.1        (0.6)
Equipment expense                   443         468         472        (5.3)       (0.8)
Data processing                     384         372         343         3.2         8.5
Insurance                            28          34          39       (17.6)      (12.8)
Directors' fees                     136         166         142       (18.1)       16.9
Audit fees                           85         126         105       (32.5)       20.0
Legal fees                          201          92         160       118.5       (42.5)
Consulting fees                      68          53          70       (28.3)      (24.3)
Regulatory fees                      19         180         308       (89.4)      (41.6)
Supplies                            135         184         169       (26.6)        8.9
Postage                             102         112         101        (8.9)       10.9
Amortization                         54          91          91       (40.7)        0.0
Marketing and advertising           238         193         196        23.3        (1.5)
Other real estate expenses            5         (69)          0      (107.2)        ---
Other expense                       722         793         644        (9.0)       23.1
                                -------     -------      ------       -----       -----
   Total noninterest expense    $ 6,347     $ 6,338     $ 6,320         0.1         0.3
                                -------     -------      ------       -----       -----
                                -------     -------      ------       -----       -----
--------------------------------------------------------------------------------------------


INCOME TAXES

    An income tax benefit representing 2% of pretax income was recorded for 1996 resulting from a net operating loss incurred due to a greater provision for loan losses than expected at the time of tax planning. Illini's combined incremental tax rate for federal and state income taxes was 38.74% for 1996 and 1995. Illini's combined effective tax rate for federal and state taxes was 30.6% for 1995. For further information concerning the provision for income taxes, refer to Note 7, Income Taxes of the Notes to Consolidated Financial Statements.


OTHER ACCOUNTING ISSUES

    SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles, and goodwill related both to assets to be held and used and assets to be disposed of. SFAS No. 121 requires entities to perform separate calculations for assets to be held and used to determine whether recognition of an impairment loss is required and, if so, it measure impairment. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the asset's carrying amount, an impairment loss is recognized. If the sum of the expected future cash flows is more than the carrying amount of the asset, an impairment loss cannot be recognized.

    Measurement of an impairment loss is based on the fair value of the asset. SFAS No. 121 also requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of carrying amount or fair value less cost to sell.

    Illini adopted SFAS No. 121 on January 1, 1996. SFAS No. 121 did not have a material effect on the consolidated financial statements of Illini.

    SFAS No. 122, Accounting for Mortgage Servicing rights, requires a mortgage banking enterprise to recognize as separate assets rights to service mortgage loans for others at the origination or purchase date of the loans when the enterprise has definitive plans to sell or securitize the loans and retain the mortgage servicing rights, assuming the fair value of the loans and servicing rights may be practically estimated. Otherwise, servicing rights should be recognized when the underlying loans are sold or securitized, using an allocation of total cost of the loans based on the relative fair values at the date of sale. SFAS No. 122 also requires an assessment of capitalized mortgage servicing rights for the impairment to be based on the current fair value of those rights. SFAS No. 122, which was required to be applies prospectively in fiscal years beginning after December 31, 1995, did not have a material impact on Illini's consolidated financial statements.

    ON JUNE 28, 1996, SFAS NO. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on the consistent application of a financial-components approach that focuses on control. It distinguishes/transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial components approach, after the transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities that have been extinguished. The financial components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If the transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collaterol.

    SFS No. 125 extends the "available-for-sale" or "trading" approach in SFAS No. 115 to nonsecurity financial assets that can contractually be prepaid or otherwise settled in such a way that the holder of an asset would not recover
substantially all of its recorded investment.    Thus, non-security financial
assets (no matter how acquired), such as loans, other receivables, interest-only strips or residual interests in securitization trusts (for example, tranches subordinate to other tranches, cash reserve accounts or rights to future interest from serviced assets that exceed contractually specified servicing fees), that are subject to prepayment risk that could prevent recovery of substantially all of the recorded amount are to be reported at fair value with the change in fair value accounted for depending on the asset's classification as "available-for-sale" or "trading." SFAS No. 125 also amends SFAS No. 115 to prevent a security from being classified as held-to-maturity if the security can be prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment.

    SFAS No. 125 requires that a liability be derecognized if and only if either (a) the debtor pays the creditor and is relieved of its obligation for the liability or (b) the debtor is legally released from being the primary obligor under the liability either judicially or by the creditor. Therefore, a liability is not considered extinguished by an in-substance defeasance.

    SFAS No. 125 provides implementation guidance for accounting for (1) securitization, (2) transfers of partial interest, (3) servicing of financial assets, (4) securities lending transactions, (5) repurchase agreements including "dollar rolls", (6) "wash sales," (7) loan syndications and participations, (8) risk participations in banker's acceptances, (9) factoring arrangements, (10) transfers of receivables with recourse, (11) transfers of sales-type and direct financing lease receivables, and (12) extinguishments of liabilities.

    SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Also, the extension of the SFAS No. 115 approach to certain nonsecurity financial assets and the amendment to SFAS No. 115 is effective for financial assets held on or acquired after January 1, 1997. Reclassifications that are necessary because of the amendment do not call into question an entity's intent to hold other debt securities sot maturity in the future. Management is currently reviewing SFAS No. 125 to determine the effect it will have on the financial position of Illini.

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


ITEM 7. - FINANCIAL STATEMENTS

The following is an index to the Corporation's Consolidated Financial
Statements.

                                                                                                      Page(s)
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24
Consolidated Balance Sheets as of December 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . 25
Consolidated Statements of Income for the three years ended
December 31, 1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22
Consolidated Statements of Changes in
    Shareholders' Equity for the two years ended December 31, 1996, and 1995 . . . . . . . . . . . . . . . 27
Consolidated Statements of Cash Flows for the three years ended December 31, 1996, 1995 and 1994 . . . . . 28
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .29-43


[LETTERHEAD]


                             INDEPENDENT AUDITORS REPORT


The Board of Directors
Illini Corporation:

    We have audited the consolidated balance sheets of Illini Corporation and subsidiary (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Illini Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                            /s/ KPMG Peat Marwick LLP


St. Louis, Missouri
February 28, 1997

                          ILLINI CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 1996 AND 1995


--------------------------------------------------------------------------------

                                                                                  1996                1995
                                                                          -----------------------------------
ASSETS:
    Cash and due from banks                                               $     5,473,027     $     8,079,146
    Interest bearing deposits in other banks                                       39,808                   0
    Investment in debt and marketable equity securities
      available for sale, at estimated market value                            40,385,552          34,967,265
    Loans, net of allowance for loan losses of
      $1,257,913 in 1996 and $1,246,480 in 1995                                92,133,344          99,624,025
    Premises and equipment                                                      5,368,571           4,870,132
    Accrued interest receivable                                                 1,493,879           1,541,427
    Other assets                                                                1,588,497           1,287,201
                                                                          ---------------     ---------------
                                                                          $   146,482,678     $   150,369,196
                                                                          ---------------     ---------------
                                                                          ---------------     ---------------

LIABILITIES AND SHAREHOLDER'S EQUITY:
    Non-interest bearing demand deposits                                  $    20,752,203     $    20,513,688
    Interest bearing deposits:
      NOW and money market accounts                                            25,114,991          27,223,687
      Savings deposits                                                         18,160,206          20,318,381
      Time deposits, $100,000 and over                                         14,921,086          14,750,120
      Other time deposits                                                      46,821,761          50,481,132
                                                                          ---------------     ---------------
        Total deposits                                                        125,770,247         133,287,008

    Federal funds purchased                                                     1,130,000                   0
    Securities sold under agreements to repurchase                                500,000             675,064
    Other short-term borrowings                                                 3,000,000                   0
    Accrued interest payable                                                      692,867             880,006
    Other liabilities                                                             876,349             920,763
                                                                          ---------------     ---------------
      Total liabilities                                                       131,969,463         135,762,841
                                                                          ---------------     ---------------
    Shareholders' equity:
      Common stock-authorized 800,000 shares of $10
        par value; 448,456 shares issued and outstanding                        4,484,560           4,484,560
      Capital surplus                                                           1,885,913           1,885,913
      Retained earnings                                                         8,248,756           8,209,528
      Net unrealized gains (losses) on investments in debt and
      marketable equity securities available for sale, net                      (106,014)              26,354
                                                                          ---------------     ---------------
        Total shareholders' equity                                             14,513,215          14,606,355
                                                                          ---------------     ---------------
                                                                          $   146,482,678     $   150,369,196
                                                                          ---------------     ---------------
                                                                          ---------------     ---------------



See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                          ILLINI CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                    Years Ended December 31, 1996, 1995, and 1994

------------------------------------------------------------------------------------------------------------

                                                                    1996            1995            1994
                                                               --------------------------------------------
Interest income:                                              $  8,870,904    $  9,516,016    $  8,995,177
  Interest and fees on loans
  Interest on investments in debt and marketable equity
     Taxable                                                     1,684,901       1,385,102       1,816,214
     Exempt from federal income taxes                              699,961         509,164         459,633
  Interest on short term investments                                36,097         190,420          81,368
                                                              ------------    ------------    ------------

     Total interest income                                      11,291,863      11,600,702      11,352,392
                                                              ------------    ------------    ------------

Interest expense:
  Interest on deposits:
     NOW and money market accounts                                 734,053         763,637         844,990
     Savings deposits                                              492,756         528,615         574,941
     Time deposits, $100,000 and over                              882,378         827,816         784,566
     Other time deposits                                         2,700,202       2,923,137       2,025,562
  Interest on borrowings                                           137,658          78,884         193,753
                                                              ------------    ------------    ------------

        Total interest expense                                   4,947,047       5,122,089       4,423,812
                                                              ------------    ------------    ------------

        Net interest income                                      6,344,816       6,478,613       6,928,580

Provision for loan losses                                        1,130,000         505,000         140,000
                                                              ------------    ------------    ------------
        Net interest income after provision
          for loan losses                                        5,214,816       5,973,613       6,788,580


Noninterest income                                               1,588,916       2,349,988       1,481,082

Noninterest expense                                              6,347,470       6,338,043       6,320,160
                                                              ------------    ------------    ------------

        Income before income tax expense (benefit)                 456,262       1,985,558       1,949,502

Income tax expense (benefit)                                        (8,998)        607,954         583,915
                                                              ------------    ------------    ------------

        Net income                                            $    465,260    $  1,377,604    $  1,365,587
                                                              ------------    ------------    ------------
                                                              ------------    ------------    ------------

Income per common share
  (based on weighted average common
  shares outstanding of 448,456 in 1996, 1995, and 1994)      $       1.04    $       3.07    $       3.05
                                                              ------------    ------------    ------------
                                                              ------------    ------------    ------------



See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------

                          ILLINI CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       Years Ended December 31, 1996, and 1995

------------------------------------------------------------------------------------------------------------
                                                                                                      Unrealized
                                                                                                   holding gains
                                                                                                     (losses) on
                                                                                                      investment
                                                                                                      securities
                                                          Common         Capital        Retained       available
                                                           stock         surplus        earnings        for sale           Total
                                                    ----------------------------------------------------------------------------
Balance at December 31, 1994                        $  4,484,560    $  1,885,913    $  7,235,535    $ (1,073,141)  $  12,532,867

Net income                                                  ----            ----       1,377,604            ----       1,377,604
Cash dividends paid $.90 per share                          ----            ----        (403,611)           ----        (403,611)
Unrealized gains (losses) on
  investment securities transferred from
  held to maturity to available for sale, net               ----            ----            ----         104,936         104,936
Change in unrealized holding gains
  (losses) on investment
  securities available for sale, net                        ----            ----            ----         994,559         994,559
                                                    ------------    ------------    ------------    ------------   -------------

Balance at December 31, 1995                           4,484,560       1,885,913       8,209,528          26,354      14,606,355

Net income                                                  ----            ----         465,260            ----         465,260
Cash dividends paid $.95 per share                          ----            ----        (426,032)           ----        (426,032)
Change in unrealized  gains
  (losses) on investment
  securities available for sale, net                        ----            ----            ----        (132,368)       (132,368)
                                                    ------------    ------------    ------------    ------------   -------------

Balance at December 31, 1996                        $  4,484,560    $  1,885,913    $  8,248,756    $   (106,014)  $  14,513,215
                                                    ------------    ------------    ------------    ------------   -------------
                                                    ------------    ------------    ------------    ------------   -------------


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                          ILLINI CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                          DECEMBER 31, 1996, 1995, and 1994


------------------------------------------------------------------------------------------------------------
                                                                                   1996           1995           1994
Cash flows from operating activities:
  Net income                                                                  $   465,260    $ 1,377,604    $ 1,365,587
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                             543,318        585,433        474,405
        Provision for loan losses                                               1,130,000        505,000        140,000
        Securities (gains) losses, net                                               (697)        44,597         30,829
        Gain on sale of branch office                                                ----       (869,657)          ----
        Gain on sale of premises and equipment                                   (108,192)          ----           ----
        Deferred tax expense (benefit)                                               (742)       130,206        103,859
        (Increase) decrease in accrued interest receivable                         47,548        (78,605)       (65,496)
        Increase (decrease) in accrued interest payable                          (187,139)       252,669         90,471
        Other, net                                                               (585,486)      (385,010)      (430,484)
  Origination of secondary market mortgage loans                              (17,628,716)   (10,593,091)   (13,145,795)
  Proceeds from the sale of secondary market mortgage loans                    17,254,966     10,527,891     14,201,554
                                                                              -----------    -----------    -----------
           Net cash provided by operating activities                              930,120      1,497,037      2,764,930
                                                                              -----------    -----------    -----------
Cash flows from investing activities:
  Proceeds from sales of debt and marketable equity securities
     available for sale                                                        13,064,411     17,249,328     12,079,367
  Proceeds from maturities and paydowns of debt securities
     available for sale                                                        10,037,394      4,325,265      5,431,645
  Proceeds from maturities and paydowns of debt securities held to maturity          ----        587,500        281,139
  Purchases of debt and marketable equity securities available for sale       (28,814,253)   (10,442,709)   (18,702,355)
  Purchase of debt and marketable equity securities held to maturity                 ----     (1,344,971)    (3,045,435)
  Net (increase) decrease in loans                                              6,994,585     (9,075,154)     4,064,186
  Purchases of premises and equipment                                          (1,287,052)    (1,185,933)      (845,314)
  Proceeds from sale of premises and equipment                                    491,272           ----           ----
  Proceeds from sales of other real estate                                          5,069        361,681         71,582
  Cash paid upon sale of branch                                                      ----     (5,310,903)          ----
  Other, net                                                                         ----           ----          3,750
                                                                              -----------    -----------    -----------
           Net cash  provided by (used in) investing activities                   491,426     (4,835,896)      (661,435)
                                                                              -----------    -----------    -----------
Cash flows from financing activities:
  Net increase in non-interest bearing deposit accounts                           238,515        182,612        611,258
  Net increase (decrease) in savings, NOW and money market accounts            (4,266,871)    (2,623,763)       787,582
  Net increase (decrease) in time deposits $100,000 and over                      170,966        665,547     (2,388,765)
  Net increase (decrease) in other time deposits                               (3,659,371)    10,466,368     (6,504,170)
  Net increase (decrease) in federal funds purchased                            1,130,000     (4,165,000)     2,780,000
  Net increase (decrease) in securities sold under agreements to repurchase      (175,064)        33,645       (473,951)
  Net increase in other short-term borrowings                                   3,000,000           ----           ----
  Principal payments on note payable                                                 ----       (500,000)    (1,000,000)
  Cash dividends paid                                                            (426,032)      (403,611)      (358,765)
                                                                              -----------    -----------    -----------
           Net cash (used in) provided by financing activities                 (3,987,857)     3,655,798     (6,546,811)
                                                                              -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                           (2,566,311)       316,939     (4,443,316)

Cash and cash equivalents at beginning of period                                8,079,146      7,762,207     12,205,523
                                                                              -----------    -----------    -----------

Cash and cash equivalents at end of period                                    $ 5,512,835    $ 8,079,146    $ 7,762,207
                                                                              -----------    -----------    -----------
                                                                              -----------    -----------    -----------
Supplemental Information:
  Income taxes paid                                                           $   145,000    $   246,000    $   575,000
  Interest paid                                                               $ 5,134,186    $ 4,957,982    $ 4,333,574

                                                                              -----------    -----------    -----------
                                                                              -----------    -----------    -----------
Other non-cash investing activities:
  Transfer of debt securities held to
     maturity to debt securities available for sale                                  ----     11,439,848           ----
  Transfer of fixed assets to other real estate                                      ----           ----        298,173
  Transfer of loans to other real estate                                      $   260,154    $    43,495    $   276,135
                                                                              -----------    -----------    -----------
                                                                              -----------    -----------    -----------



See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

ILLINI CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1996, 1995, and 1994

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

(b) PRINCIPLES OF CONSOLIDATION
    The consolidated financial statements include the accounts of Illini and Illini Bank after elimination of all significant intercompany accounts and transactions.

(c) CONSOLIDATED STATEMENTS OF CASH FLOWS
    For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in financial institutions, and federal funds sold, all of which are considered to be highly liquid assets.

(d) INVESTMENTS IN DEBT AND MARKETABLE EQUITY SECURITIES
    At the time of purchase, debt and equity securities are classified into one of three categories: held to maturity, available for sale, or trading.
         Investments in debt securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, using the interest method, over the period to maturity of the respective securities. In December 1995, Illini transferred all investments securities classified as held to maturity to available for sale under the Financial Accounting Standards Board ("FASB") special report, A GUIDE TO IMPLEMENTATION OF STATEMENT 115 ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.
         Investment securities designated as available for sale, which include any security which Illini has no immediate plan to sell but which may be sold in the near future under different circumstances, are valued at fair value. Amortization of premiums and accretion of discounts on securities available for sale is recorded using the interest method over the period to maturity of the respective security. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized.
         Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are
    valued at fair value.   Unrealized holding gains and losses are included in
    earnings.   Illini did not engage in the trading of investment securities during the years ended December 31, 1996 and 1995.
         Mortgage-backed securities represent a significant portion of the debt security portfolio. Amortization of premiums and accretion of discounts on mortgage-backed securities are analyzed in relation to the corresponding prepayment rates, both historical and estimated, using a method which approximates the interest method.
         Investments in mutual funds are valued at estimated market values and are classified as available for sale. All investments in mutual funds were sold during 1995.

         Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized gains and losses are recognized in earnings for transfers into trading securities. Unrealized gains and losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of shareholders' equity. The unrealized gains or losses included in the separate component of shareholders' equity for securities transferred from available for sale to held for maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

(e) LOAN INCOME
    Interest income on certain installment loans is recognized using the sum-of-the-years' digits method.
         Interest on commercial, financial, agricultural, real estate, and all other installment loans is recognized based on the principal amounts outstanding using the simple-interest method. It is the policy of Illini to discontinue the accrual of interest when full collectibility of principal or interest on any loan is in doubt. Subsequent interest payments received on such loans are applied to principal if there is any doubt as to the collectibility of such principal. Otherwise, these receipts are recorded as interest income. Accrual of interest may be resumed on a loan when performance is in accordance with the contract and the borrower demonstrates the ability to pay and remain current.
         Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the loan yield using a method approximating the interest method on a loan-by-loan basis.

(f) ACCOUNTING FOR IMPAIRED LOANS
    A loan is considered impaired when it is probable Illini Bank will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the measurement method used historically, Illini Bank measures impairment based on the fair value of the collateral when foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flow at the loan's effective rate of interest as stated in the original loan agreement.
         Illini continues to use its existing nonaccrual methods for recognizing interest on impaired loans.

(g) ALLOWANCE FOR LOAN LOSSES
    The allowance for loan losses is increased by provisions charged to operations and is available to absorb loan losses. Illini utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management's approach, which provides for general and specific allowances, is based on current economic conditions, past loan losses, collection experience, risk characteristics of the portfolio, assessing collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgment, deserve current recognition in estimating loan losses.
         Management believes the allowance for loan losses is adequate to absorb losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review Illini Bank's allowance for loan losses. Such agencies may require Illini Bank to increase the allowance for loan losses based on their judgment about and interpretation of information available to them at the time of their examinations.

(h) SECONDARY MORTGAGE MARKET OPERATIONS
    Illini Bank originates Federal National Mortgage Association (FNMA) mortgage loans for sale in the secondary market to FNMA. Any such mortgage loans held for sale are maintained on Illini's consolidated balance sheets at the market value as determined by outstanding commitments from FNMA to purchase such loans. Gains and losses on the sale of these loans and loan origination fees are recognized upon sale of the related loans and included in the consolidated statements of income as noninterest income. Additionally, loan administration fees, representing income earned from servicing these loans sold in the secondary market to FNMA, are calculated on the outstanding principal balances of the loans serviced and recorded as noninterest income as earned.
         SFAS No. 122, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS, requires a mortgage banking enterprise to recognize as separate assets rights to service mortgage loans for others at the origination or purchase date of the loans when the enterprise has definitive plans to sell or securitize the loans and retain the mortgage servicing rights, assuming the fair value of the loans and servicing rights may be practically estimated. SFAS No. 122, which was required to be applied prospectively in fiscal years beginning after December 31, 1995, did not have a material impact on Illini's consolidated financial statements

(i) PREMISES AND EQUIPMENT
    Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using primarily the straight-line method. The estimated useful lives are 40 years for premises and 5 to 7 years for furniture and equipment. Costs for maintenance and repairs are expensed as incurred.

(j) INCOME TAXES
    Illini and Illini Bank file a consolidated federal income tax return.
         Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

    The Company assesses the recoverability of intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operation cash flows of the acquired operation or deposits. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangibles will be impacted if estimated future operating cash flows are not achieved.

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

(o) ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS
    Illini adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996 which requires long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

(p) RECLASSIFICATIONS
    Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the 1996 presentation. Such reclassifications have no effect on previously reported consolidated net income or shareholders' equity.

(2) SALE OF THE COFFEEN BRANCH
    On November 16, 1995, Illini completed the sale of its Coffeen, Illinois branch (Coffeen) to an independent third party. In connection with the sale, Illini sold assets totaling $6,488,212, and the buyer assumed liabilities totaling $12,700,748. A gain of $869,657 was realized on the sale of the loans, deposits, and premises and equipment of the Coffeen branch.

(3) INVESTMENTS IN DEBT AND MARKETABLE EQUITY SECURITIES
    The amortized cost and estimated market values of debt and marketable equity securities classified as available for sale at December 31, 1996 and 1995 are presented below.



--------------------------------------------------------------------------------------------

                                                        DECEMBER 31, 1996
                                ----------------------------------------------------------
                                                   GROSS          GROSS       ESTIMATED
                                  AMORTIZED     UNREALIZED     UNREALIZED       MARKET
                                    COST           GAINS         LOSSES         VALUE
                                ------------   ------------   ------------   ------------
UNITED STATES TREASURY AND
  UNITED STATES AGENCIES
  AND CORPORATIONS              $ 17,310,133   $     20,246   $     91,206   $ 17,239,173
MORTGAGE-BACKED SECURITIES         9,500,666         84,219         64,138      9,520,747
OBLIGATIONS OF STATE AND
  POLITICAL SUBDIVISIONS          13,283,158        101,634        221,481     13,163,311
EQUITY SECURITIES                    460,569          1,752           ----        462,321
                                ------------   ------------   ------------   ------------
                                $ 40,554,526   $    207,851   $    376,825   $ 40,385,552
                                ------------   ------------   ------------   ------------
                                ------------   ------------   ------------   ------------

                                                        DECEMBER 31, 1995
                                ----------------------------------------------------------

                                                   GROSS          GROSS        ESTIMATED
                                  AMORTIZED     UNREALIZED     UNREALIZED       MARKET
                                     COST          GAINS         LOSSES          VALUE
                                ------------   ------------   ------------   ------------
UNITED STATES TREASURY AND
  UNITED STATES AGENCIES
  AND CORPORATIONS              $ 15,232,004   $      9,340   $     85,976   $ 15,155,368
MORTGAGE-BACKED SECURITIES         4,695,394         38,767          8,308      4,725,853
OBLIGATIONS OF STATE AND
  POLITICAL SUBDIVISIONS          14,537,962        183,391         95,209     14,626,144
EQUITY SECURITIES                    459,900           ----           ----        459,900
                                ------------   ------------   ------------   ------------
                                $ 34,925,260   $    231,498   $    189,493   $ 34,967,265
                                ------------   ------------   ------------   ------------
                                ------------   ------------   ------------   ------------
-------------------------------------------------------------------------------------------


On December 18, 1995, Illini transferred all debt and marketable equity securities classified as held to maturity, having an amortized cost of $11,439,848 and estimated market values of $11,607,103, to available for sale, as allowed under the Financial Accounting Standards Board's FASB special report, A GUIDE TO IMPLEMENTATION OF STATEMENT NO. 115 ON ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES (the Special Report). The Special Report allowed all entities a one-time opportunity to reconsider their ability and intent to hold securities to maturity and transfer securities from held to maturity without "tainting" the remaining held to maturity securities. Securities transferred are accounted for prospectively under SFAS No. 115.
These transfers were only allowed during the period from the date of issuance of the Special Report through December 31, 1995.
    As a member of the Federal Home Loan Bank System administered by the Federal Housing Finance Board, Illini is required to maintain an investment in the capital stock of the Federal Home Loan Bank of Chicago (FHLB) in an amount equal to the greater of 1% of the aggregate outstanding balance of loans secured by dwelling units at the beginning of each year or .3% of the total assets of Illini Bank. The stock is recorded at cost which represents redemption value. Mortgage loans securing the advance total $27,224,164 at December 31, 1996.
    The amortized cost and estimated market value of debt and marketable equity securities classified as available for sale at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------
                                                                   Estimated
                                                    Amortized        market
                                                      cost            value
                                                 -------------  -------------

Due in one year or less                          $   1,616,337  $   1,614,503
Due after one year through five years               11,983,680     11,973,562
Due after five years through ten years               6,618,313      6,609,083
Due after ten years                                 10,374,961     10,205,336
                                                 -------------  -------------
                                                    30,593,291     30,402,484
Mortgage-backed securities                           9,500,666      9,520,747
Equity securities, no stated maturity                  460,569        462,321
                                                 -------------  -------------
                                                 $  40,554,526  $  40,385,552
                                                 -------------  -------------
                                                 -------------  -------------
--------------------------------------------------------------------------------

    Proceeds from sales of debt and marketable equity securities during 1996, 1995, and 1994 were $13,064,411, $17,249,328, and $12,079,367, respectively.
Gross gains of $50,535, $37,279, and $121,034, and gross losses of $49,838,
$81,876, and $151,863 for 1996, 1995, and 1994, respectively, were realized on those sales. All sales during 1996, 1995, and 1994 were from the available-for-sale category.
    The book value of debt securities pledged to secure United States government and other public deposits, securities sold under agreements to repurchase, and for other purposes as required by law was approximately $14,884,000, $14,052,000, and $15,868,000 at December 31, 1996, 1995, and 1994,
respectively.

(4) LOANS
    The loan portfolio at December 31, 1996 and 1995 is composed of the following:

--------------------------------------------------------------------------------

                                                       1996           1995
                                                 ----------------------------
Commercial, financial, and agricultural          $  17,931,021  $  21,109,638
Real estate:
   Construction                                      6,270,916      6,358,174
   Mortgage held for investment                     51,206,757     54,967,118
   Mortgage available for sale                         373,750           ----
Consumer, net of unearned income of $101,060
   at December 31, 1996 and $128,976 at
   December 31, 1995                                17,608,813     18,435,575
                                                 -------------  -------------
     TOTAL LOANS                                 $  93,391,257  $ 100,870,505
                                                 -------------  -------------
   Allowance for loan losses                        (1,257,913)    (1,246,480)
                                                 -------------  -------------
     NET LOANS                                   $  92,133,344  $  99,624,025
                                                 -------------  -------------
                                                 -------------  -------------
--------------------------------------------------------------------------------

    Loans serviced for others totaled approximately $64,256,000 and $58,481,000 at December 31, 1996, and 1995, respectively.
    Illini grants commercial, industrial, residential, and consumer loans to customers in central Illinois through its network of banking offices located therein. Illini does not have any particular concentration of credit in any one economic sector; however, a majority of Illini's lending occurs in and around Springfield, Illinois, with a substantial portion of such loans secured by real estate. As such, Illini is susceptible to changes in the economic environment in the Springfield, Illinois area.

A summary of impaired loans, which include nonaccrual loans, at December 31, 1996 and 1995 follows:

--------------------------------------------------------------------------------

                                                       1996           1995

Nonaccrual loans                                 $     869,625        708,458
Impaired loans continuing to accrue interest           308,707        900,547
                                                 -------------  -------------
Total impaired loans                             $   1,178,332      1,609,005
                                                 -------------  -------------
                                                 -------------  -------------

Allowance for losses on impaired loans           $     435,000        397,736
Impaired loans with no related allowance
   for loan losses                                      68,949        906,002
Average balance of impaired loans
   during the year                                   1,664,803      1,137,448
                                                 -------------  -------------
                                                 -------------  -------------
--------------------------------------------------------------------------------

If interest on nonaccrual loans, including amounts computed on principal balances charged off on such loans, had been accrued, such income would have been $90,632 and $88,206 for the years ended December 31, 1996 and 1995, respectively. The amount recognized as interest income on nonaccrual loans was $19,491 and $31,911 for the years ended December 31, 1996 and 1995, respectively.

The amount recognized as interest income on other impaired loans continuing to accrue interest was $29,280 and $66,148 for the years ended December 31, 1996 and 1995, respectively.

A summary of changes in the allowance for loan losses for the years ended December 31, 1996, 1995, and 1994 is as follows:


----------------------------------------------------------------------------------------------

                                                       1996           1995           1994
                                                 -------------  -------------  -------------

Balance at beginning of year                     $   1,246,480  $   1,546,834  $   1,607,565
Provision charged to expense                         1,130,000        505,000        140,000

Loans charged off                                   (1,188,521)      (872,968)      (416,004)
Recoveries of loans
   previously charged off                               69,954         67,614        215,273
                                                 -------------  -------------  -------------
      Net loan charge-offs                          (1,118,567)      (805,354)      (200,731)
                                                 -------------  -------------  -------------
Balance at end of year                           $   1,257,913  $   1,246,480  $   1,546,834
                                                 -------------  -------------  -------------
                                                 -------------  -------------  -------------


Following is a summary of activity in 1996 of loans made by Illini to executive officers and directors of Illini or to entities in which such individuals had a beneficial interest. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present unfavorable features.

--------------------------------------------------------------------------------

Balance at December 31, 1995                     $   1,248,898
New loans                                               91,952
Advances                                               180,000
Payments received                                     (569,257)
Net changes in Directors' status                      (364,559)
                                                 -------------
Balance at December 31, 1996                     $     587,034
                                                 -------------
                                                 -------------
--------------------------------------------------------------------------------

(5) PREMISES AND EQUIPMENT
    A summary of premises and equipment at December 31, 1996 and 1995 by major category follows:

--------------------------------------------------------------------------------

                                                       1996           1995
                                                 -------------  -------------
Land                                             $   1,816,877  $   2,199,957
Bank premises                                        4,640,821      4,228,934
Furniture and equipment                              3,197,546      2,337,009
                                                 -------------  -------------
                                                     9,655,244      8,765,900
Less accumulated depreciation                        4,286,673      3,895,768
                                                 -------------  -------------
                                                 $   5,368,571  $   4,870,132
                                                 -------------  -------------
                                                 -------------  -------------
--------------------------------------------------------------------------------

Depreciation charged to noninterest expense amounted to $405,533, $394,313, and $383,166 in 1996, 1995, and 1994, respectively.
    Illini leases certain premises and equipment under noncancellable operating leases which expire at various dates through December 2001. Such noncancellable operating leases also include options to renew on an annual basis. Minimum rental commitments under all noncancellable operating leases at December 31, 1996 are as follows:

                         ------------------------------------

                         1997               $    260,197
                         1998                    112,182
                         1999                     54,507
                                            ------------
                                            $    426,886
                                            ------------
                                            ------------
                         ------------------------------------

    Illini leases certain premises to unaffiliated third parties which expire at various dates through June 30, 1998. These noncancellable operating leases also include options to renew. Minimum rental income commitments under these noncancellable operating leases at December 31, 1996 are as follows:

                         ------------------------------------

                         1997               $    177,434
                         1998                     69,625
                                            ------------
                                            $    247,059
                                            ------------
                                            ------------
                         ------------------------------------

Total rental income received in 1996, 1995, and 1994 was $182,373, $189,938, and $153,531, respectively.
    Illini also leases certain equipment under agreements which are cancellable with 30-to-90 days' notice to the lessor. Total rent expense charged to noninterest expense in 1996, 1995, and 1994 was $222,094, $202,542, and
$210,649, respectively.

(6) DEPOSITS
    At December 31,1996, the scheduled maturities of time certificates of deposits are as follows:

                         ------------------------------------
                        1997                  54,406,170
                        1998                   5,307,416
                        1999                   1,549,929
                        2000                     339,027
                        2001 and thereafter      140,305
                                            ------------
                                            $ 61,742,847
                                            ------------
                                            ------------
                         ------------------------------------

(7)  INCOME TAXES
     The components of income tax expense (benefit) for the years ended December 31, 1996, 1995, and 1994 are as follows:

-----------------------------------------------------------------------------
                                     1996           1995              1994
                                  --------       ----------        ----------
Current income taxes
  Federal                         $  24,617      $  378,163        $  399,186
  State                            (32,873)          99,585            80,870
Deferred income taxes                 (742)         130,206           103,859
                                  --------       ----------        ----------
                                  $ (8,998)      $  607,954        $  583,915
                                  --------       ----------        ----------
                                  --------       ----------        ----------
-----------------------------------------------------------------------------

A reconciliation of expected income tax expense to federal income tax expense, computed by applying the federal statutory rate of 34% to income before income tax expense for the years ended December 31, 1996, 1995, and 1994 to reported income tax expense, is as follows:

                                    1996            1995               1994
                                  --------       ----------        ----------
Income tax expense at
  statutory rate                  $ 155,129      $  675,090        $  662,831
Increase (decrease) in income
  taxes resulting from:
    Tax-exempt income             (215,225)       (153,432)         (143,736)
    Goodwill amortization             3,568             809             3,389
    State income taxes, net of
      federalincome tax benefit    (21,696)          65,726            53,374
    Alternative minimum tax          60,114            ----              ----
    Other, net                        9,112          19,761             8,057
                                  --------       ----------        ----------
Income tax expense                $ (8,998)      $  607,954        $  583,915
                                  --------       ----------        ----------
                                  --------       ----------        ----------
-----------------------------------------------------------------------------

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

                                                    1996               1995
                                                 ----------         ---------
Deferred tax assets:
  Available-for-sale securities
    market valuation                             $   62,960        $     ----
  Loans, principally due to allowance for
    loan losses                                     207,170           202,742
  Deferred expenses                                  24,586            56,606
  Alternative minimum tax carryforward               60,114              ----
  Other                                              32,404            25,093
    Gross deferred tax assets                       387,234           284,441
    Less valuation allowance                        (60,114)             ----
Deferred tax assets, net                            327,120           284,441
Deferred tax liabilities:
  Available-for-sale securities market
    valuation                                          ----            15,651
  Premises and equipment, basis differences          31,792            50,713
  Intangible assets                                   3,328             5,430
    Total gross deferred tax liabilities             35,120            71,794
                                                 ----------         ---------
  Net deferred tax asset                         $  292,000         $ 212,647
                                                 ----------         ---------
                                                 ----------         ---------
-----------------------------------------------------------------------------
     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. Illini has established a valuation allowance in the amount of $60,014 for deferred tax assets at December 31, 1996.

(8)  EMPLOYEE BENEFITS
     Illini has a defined contribution 401(k) plan that covers substantially all employees. Both Illini and the employee may contribute to the plan. Illini's contributions are voluntary and at the discretion of the Board of Directors. All contributions are subject to statutory restrictions. Illini made a contribution of $40,416, $40,954, and $42,121, to the plan in 1996, 1995, and 1994, respectively.

(9)  NONINTEREST INCOME AND EXPENSE
     Details of noninterest income and expense for the years ended December 31, 1996, 1995, and 1994 are as follows:

------------------------------------------------------------------------------
                                          1996           1995           1994
Noninterest income:
   Service charges on deposits      $  1,042,222    $ 1,041,849    $ 1,072,995
   Securities gains (losses), net            697        (44,597)       (30,829)
   Mortgage loan servicing fees          182,550        160,691        153,126
   Gain on sale of mortgage loans         63,745        103,010        100,788
   Gain on sale of branch office             ---        869,657            ---
   Other income                          299,702        219,378        185,002
                                    ------------    -----------    -----------
   Total noninterest income         $  1,588,916    $ 2,349,988    $ 1,481,082
                                    ------------    -----------    -----------
                                    ------------    -----------    -----------

Noninterest expense:
   Salaries and employee benefits   $  3,187,175    $ 3,039,145    $ 2,972,581
   Occupancy expense                     540,026        504,561        507,372
   Equipment expense                     443,162        467,755        471,467
   Data processing                       384,327        372,010        343,008
   Insurance                              28,196         34,219         39,138
   Directors' fees                       136,413        165,940        142,210
   Professional fees                     352,960        270,681        335,131
   Regulatory fees                        19,186        180,044        308,010
   Supplies                              134,619        183,670        168,924
   Marketing and advertising             238,199        192,728        196,002
   Other real estate expense, net          4,695        (69,016)          (249)
   Other expense                         878,512        996,306        836,566
                                    ------------    -----------    -----------
   Total noninterest expense        $  6,347,470    $ 6,338,043    $ 6,320,160
                                    ------------    -----------    -----------
                                    ------------    -----------    -----------
------------------------------------------------------------------------------

(10) CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
     Following are condensed balance sheets as of December 31, 1996 and 1995 and the related condensed schedules of income and cash flows for each of the years in the three-year period ended December 31, 1996 of Illini (parent company only):
------------------------------------------------------------------------------
Condensed Balance Sheets
December 31, 1996 and 1995

                                                         1996           1995
ASSETS:
   Cash                                             $    68,853    $    72,148
   Investment in subsidiary                          14,222,494     14,361,179
   Other investments                                      2,421           ----
   Premises and equipment, net                           21,361         33,746
   Excess of cost over fair value
     of net assets acquired                             213,846        267,751
   Other assets                                     $    82,542    $    53,464
                                                    -----------    -----------
                                                     14,611,517     14,788,288
                                                    -----------    -----------
                                                    -----------    -----------
LIABILITIES AND
SHAREHOLDERS' EQUITY
   Other liabilities                                $    98,302    $   181,933
   Shareholders' equity                              14,513,215     14,606,355
                                                    -----------    -----------
                                                    $14,611,517    $14,788,288
                                                    -----------    -----------
                                                    -----------    -----------
------------------------------------------------------------------------------

------------------------------------------------------------------------------
                          CONDENSED SCHEDULES OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                             1996          1995          1994

REVENUE:
  Dividends received from subsidiary    $  600,903   $   967,998   $ 1,506,369
  Other                                         60           437         9,662
                                        ----------   -----------   -----------
                                           600,963       968,435     1,516,031
                                        ----------   -----------   -----------
EXPENSES:
  Interest expense                               0         9,035        78,862
  Other                                    222,860       278,367       140,693
                                        ----------   -----------   -----------
                                           222,860       287,402       219,555
                                        ----------   -----------   -----------
    Income
      before applicable
      income tax benefit
      and equity in
      undistributed
      income
      of subsidiary                        378,103       681,033     1,296,476
  Income tax benefit                        92,376        99,893        65,140
  Equity in undistributed
    (distributed) income of subsidiary      (5,219)      596,678         3,971
                                        ----------   -----------   -----------
  Net income                            $  465,260   $ 1,377,604   $ 1,365,587
                                        ----------   -----------   -----------
                                        ----------   -----------   -----------
------------------------------------------------------------------------------


------------------------------------------------------------------------------
                        CONDENSED SCHEDULES OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                            1996         1995          1994
                                        ----------   -----------   -----------

Cash flows from operating activities:
  Net income                            $  465,260   $ 1,377,604   $ 1,365,587
    Adjustments to reconcile net income
    to net cash provided by (used in)
    operation activities:
      Depreciation and amortization         66,290       228,773        97,156
      Equity in (undistributed)
        distributed income
        of subsidiary                        5,219      (596,678)       (3,971)
      Other, net                          (114,032)      (65,684)     (122,973)
      Net cash provided by operating
        activities                         422,737       944,015     1,335,799
                                        ----------   -----------   -----------
Cash flows from investing activities
    Purchase of premises and equipment        ----          ----       (44,538)
      Net cash provided by (used in)
      investing activities                    ----          ----       (44,538)
                                        ----------   -----------   -----------
Cash flows from financing activities:
    Principal payments on note payable        ----      (500,000)   (1,000,000)
    Dividends paid                        (426,032)     (403,611)     (358,765)
                                        ----------   -----------   -----------
      Net cash used in financing
        activities                        (426,032)     (903,611)   (1,358,765)
      Net increase (decrease) in cash       (3,295)       40,404       (67,504)
Cash at beginning of year                   72,148        31,744        99,248
                                        ----------   -----------   -----------
Cash at end of year                     $   68,853   $    72,148   $    31,744
                                        ----------   -----------   -----------
                                        ----------   -----------   -----------

Supplemental information:
  Income taxes paid                     $  145,000   $   246,000   $   575,000
  Interest paid                               ----         9,268        78,876
                                        ----------   -----------   -----------
                                        ----------   -----------   -----------
------------------------------------------------------------------------------

(10) DISCLOSURES ABOUT FINANCIAL INSTRUMENTS
     Illini is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments may involve, to varying degrees, elements of credit in excess of the amounts recognized in the consolidated balance sheets. The contractual amounts of these instruments reflect the extent of involvement Illini has in particular classes of financial instruments.

     Illini's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. Illini uses the same credit policies in making commitments and conditional obligations as it does for financial instruments recorded in the consolidated balance sheets. The off-balance-sheet financial instruments of Illini at December 31, 1996 and 1995 are presented below.

-----------------------------------------------------------------------------
                                                  1996                1995
                                             -------------      -------------
Financial instruments whose contractual
   amounts represent credit risk:
      Commitments to extend credit           $  10,663,467      $  13,265,608
      Standby letters of credit                  1,877,105          1,915,174
                                             -------------      -------------
                                             $  12,540,572      $  15,180,782
                                             -------------      -------------
                                             -------------      -------------
-----------------------------------------------------------------------------

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at December 31, 1996 and 1995, approximately $5,707,000 and $7,906,000, respectively, represent fixed-rate loan commitments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Illini evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but generally includes residential or income-producing commercial property, inventory, accounts receivable, and/or equipment.

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

     Following is a summary of the carrying amounts and fair values of Illini's financial instruments at December 31, 1996 and 1995.

-------------------------------------------------------------------------------
DECEMBER 31, 1996                                    CARRYING            FAIR
                                                      AMOUNT            VALUE
BALANCE SHEET ASSETS:
   CASH AND DUE FROM BANKS                       $   5,473,027    $   5,473,027
   INTEREST BEARING DEPOSITS IN OTHER BANKS             39,808           39,808
   INVESTMENTS IN DEBT AND MARKETABLE
     EQUITY SECURITIES                              40,385,552       40,385,552
   LOANS                                            92,133,344       92,910,131
   ACCRUED INTEREST RECEIVABLE                       1,493,879        1,493,879
                                                 -------------    -------------
                                                 $ 139,485,802    $ 140,302,407
                                                 -------------    -------------
                                                 -------------    -------------
BALANCE SHEET LIABILITIES:
   DEPOSITS                                      $ 125,770,247    $ 125,881,580
   FEDERAL FUNDS PURCHASED                           1,130,000        1,130,000
   SECURITIES SOLD UNDER AGREEMENTS TO
     REPURCHASE                                        500,000          500,000
   OTHER SHORT-TERM BORROWINGS                       3,000,000        3,000,000
   ACCRUED INTEREST PAYABLE                            692,867          692,867
                                                 -------------    -------------
                                                 $ 131,093,114    $ 131,204,447
                                                 -------------    -------------
                                                 -------------    -------------
DECEMBER 31, 1995
                                                      Carrying           Fair
                                                       amount           value
BALANCE SHEET ASSETS:
   CASH AND DUE FROM BANKS                       $   8,079,146    $   8,079,146
   INVESTMENTS IN DEBT AND MARKETABLE
     EQUITY SECURITIES                              34,967,265       34,967,265
   LOANS, NET                                       99,624,025      100,729,735
   ACCRUED INTEREST RECEIVABLE                       1,541,427        1,541,427
                                                 -------------    -------------
                                                 $ 144,211,863    $ 145,317,573
BALANCE SHEET LIABILITIES:
   DEPOSITS                                      $ 133,287,008    $ 133,761,058
   SECURITIES SOLD UNDER AGREEMENTS
     TO REPURCHASE                                     675,064          675,064
   ACCRUED INTEREST PAYABLE                            880,006          880,006
                                                 -------------    -------------
                                                 $ 134,842,078    $ 135,316,128
                                                 -------------    -------------
                                                 -------------    -------------

-------------------------------------------------------------------------------

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

     For certain homogeneous categories of performing loans, such as certain residential mortgages and other consumer loans, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     Fair value for nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

ACCRUED INTEREST RECEIVABLE AND PAYABLE
For accrued interest receivable and payable, the carrying amount is a reasonable estimate of fair value because of the short maturity for this financial instrument.

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

(11) LITIGATION
     Various legal claims have arisen in the normal course of business, which, in the opinion of Illini management, will not result in any material liability to Illini.

(12) REGULATORY RESTRICTIONS
     Illini and Illini Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on Illini's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Illini and Illini Bank must meet specific capital guidelines that involve quantitative measures of Illini and Illini Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Illini and Illini Bank capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

     Quantitative measures established by regulations to ensure capital adequacy require Illini and Illini Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, the Illini and Illini Bank meet all capital adequacy requirements to which it is subject.

     As of September 30, 1996, the most recent notification from regulatory agencies categorized Illini Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Illini Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed Illini Bank category.

          Illini and Illini Bank actual and required capital amounts and ratios as of December 31, 1996 are as follows:

-------------------------------------------------------------------------------
                                                                  To be well
                                                                  capitalized
                                                                     prompt
                                                                   corrective
                                                   Capital           action
(Dollars in thousands)             Actual       requirements       provisions
                             -----------------  ---------------  --------------
                               Amount  Ratio    Amount  Ratio    Amount   Ratio
                             --------  -------  ------  -------  -------  -----
Total capital (to risk-
   Weighted assets):
    Illini                   $ 15,854  15.91 %  $ 7,970  8.00 %     ----   ----
    Illini Bank                15,564  15.69      7,936  8.00    $ 9,920  10.00%
Tier I capital (to risk-
  weighted assets):
    Illini                     14,596  14.65 %    3,985  4.00 %     ----   ----
    Illini Bank                14,329  14.45      3,967  4.00      5,951   6.00%
Tier I capital (to average
   assets):
    Illini                     14,596   9.88 %    4,431  3.00 %     ----   ----
    Illini Bank                14,329   9.71      4,428  3.00      7,381   5.00%
-------------------------------------------------------------------------------

     Subsidiary bank dividends are the principal source of funds for payment of dividends by Illini to its shareholders and for debt service. Illini is subject to regulations of various federal and state regulatory agencies which require the maintenance of minimum capital requirements.

          Illini Bank is subject to certain restrictions on the amount of dividends that may declare without prior regulatory approval. At December 31, 1996, approximately $591,000 of retained earnings were available for dividend declaration without prior regulatory approval.

          At December 31, 1996 and 1995, approximately $1,065,000 and 1,092,000, respectively, of cash and due from banks represented required reserves on deposits maintained by Illini in accordance with Federal Reserve Bank requirements.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III.

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Executive Officers" in the proxy statement for the Annual Meeting of Shareholders to be held on May 13, 1997 (the "Proxy Statement").

ITEM 10. - EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's proxy statement for the Annual Meeting of Shareholders.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the section titled "Certain Relationships and Related Transactions" in the Registrant's proxy statement for the Annual Meeting of Shareholders.

ITEM 13. - EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) The following exhibits have been filed with the Securities and Exchange Commission as required:

(b) Illini filed a report on Form 8-K dated October 30, 1996, reporting the resignation of Patrick A. Noonan, resigning as an Officer and Director of Illini Corporation and Illini Bank (the wholly owned subsidiary of Illini Corporation). Patrick A. Noonan served as a Director and Vice Chairman of Illini Corporation and Director and Chairman of Illini Bank. No financial statements were filed with this report.

Exhibit
(3) Articles of Incorporation and Bylaws. Incorporated by reference into Illini's Form 10-KSB for the year ended December 31, 1984, Commission File No. 0-13343.
(10) Form of data processing agreement.
(11) Statement regarding computation of earnings per share.
(21) Subsidiaries of the Registrant: Illini Bank.
(27) Financial Data Schedule.

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 28, 1997
        --------------------------

Illini Corporation, Registrant, by

/s/ Burnard K. McHone
--------------------------------------------------------------------------------
Burnard K. McHone, President (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ THOMAS A. BLACK                              MARCH 28, 1997
---------------------------------------------------------------
Thomas A. Black, Chairman


/s/ RONALD E. CRAMER                             MARCH 28, 1997
---------------------------------------------------------------
Ronald E. Cramer, Director                       Date


/s/ LAWRENCE B. CURTIN                           MARCH 28, 1997
---------------------------------------------------------------
Lawrence B. Curtin, Director                     Date


/s/ KENNETH G. DEVERMAN                          MARCH 28, 1997
---------------------------------------------------------------
Kenneth G. Deverman, Director                    Date


/s/ WILLIAM N. ETHERTON                          MARCH 28, 1997
---------------------------------------------------------------
William N. Etherton, Director                    Date


/s/ ROBERT H. GOLDMAN                            MARCH 28, 1997
---------------------------------------------------------------
Robert H. Goldman, Director                      Date


/s/ WILLIAM B. MCCUBBIN                          MARCH 28, 1997
---------------------------------------------------------------
William B. McCubbin, Director                    Date


/s/ BURNARD K. MCHONE                            MARCH 28, 1997
---------------------------------------------------------------
Burnard K. McHone, Director                      Date


/s/ CONRAD NOLL, III                             MARCH 28, 1997
---------------------------------------------------------------
Conrad Noll, III, Director                       Date


/s/ ROBERT F. OLSON                              MARCH 28, 1997
---------------------------------------------------------------
Robert F. Olson, Director                        Date


/s/ JOHN H. PICKRELL                             MARCH 28, 1997
---------------------------------------------------------------
John H. Pickrell, Director                       Date


/s/ WILLIAM G. WALSCHLEGER                       MARCH 28, 1997
---------------------------------------------------------------
William G. Walschleger, Jr., Director            Date


/s/ PERRY WILLIAMS                               MARCH 28, 1997
---------------------------------------------------------------
Perry Williams, Director                         Date


/s/ MARK R. EDMISTON                             MARCH 28, 1997
---------------------------------------------------------------
Mark R. Edmiston, Chief Financial Officer        Date
(Principal Financial and Accounting Officer)

                   ILLINI CORPORATION AND ILLINI BANK OFFICERS

                               ILLINI CORPORATION
                                Burnard K. McHone
                                    President

                                Mark R. Edmiston
                             Chief Financial Officer

                                 Gary W. Boblett
               Senior Vice President / Commercial Banking Services

                               David J. Schwemmer
                           Vice President / Operations

                                 Tony W. McLain
                    Vice President / Retail Banking Services


                                   ILLINI BANK
                                Burnard K. McHone
                                    President

                                Mark R. Edmiston
                             Chief Financial Officer

                                 Gary W. Boblett
               Senior Vice President / Commercial Banking Services

                               David J. Schwemmer
                           Vice President / Operations

                                 Tony W. McLain
                    Vice President / Retail Banking Services

                                  Ronald Wenger
                  Vice President  / Commercial Banking Services

                                 Nancy Richards
                 Vice President / Credit Administration Officer

                                  Alan D. Fulk
                               Senior Farm Lender

                                   John Wilson
                             Commercial Loan Officer

                                Kathleen Jackson
                         Administrative Services Manager

                                 Robert Anderson
                         Information Systems Coordinator

                                 Juanita Mathis
                               Operations Officer

                                  Lori Stouffe
                                Personnel Officer

                                 Nancy A. Sutzer
                             Mortgage Sales Manager