Form 10QSB
period 1997-03-31
ILLINI CORP
filed 1997-05-14
CIK 730037

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                     FORM 10-QSB


[ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended  March 31, 1997


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
                                                            Yes   X    No
                                                                 ---      ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 448,456 shares of $10 par value common stock as of April 30, 1997.

                                ILLINI CORPORATION
                               INDEX TO FORM 10-QSB
                                   March 31, 1997

                                                            Page
PART I.    FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Balance Sheets
              March 31, 1997 and December 31, 1996            3

            Consolidated Statements of Income
              Three Months Ended March 31, 1997 and 1996      4

            Consolidated Statements of Cash Flows
              Three Months Ended March 31, 1997 and 1996      5

            Notes to Interim Consolidated Financial
              Statements                                      6

    Item 2.   Management's Discussion and Analysis            7


PART II.   OTHER INFORMATION                                 15

SIGNATURE PAGE                                               16

                          ILLINI CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                         MARCH 31, 1997 AND DECEMBER 31, 1996
                                     (UNAUDITED)

                                                     MARCH 31,    DECEMBER 31,
                                                       1997           1996
                                                   ------------   ------------
ASSETS
    Cash and due from banks                        $  4,747,196   $  5,473,027
    Interest bearing deposits in other banks             86,512         39,808
    Investment in debt and marketable equity
     securities available for sale, at estimated
     market value                                    46,299,306     40,385,552
    Loans, net of unearned income                    88,788,313     93,391,257
    Allowance for loan losses                        (1,216,625)    (1,257,913)
                                                   ------------   ------------
         Net loans                                   87,571,688     92,133,344
                                                   ------------   ------------
    Premises and equipment                            5,961,481      5,368,571
    Other real estate owned                             708,652        728,460
    Accrued interest receivable                       1,495,838      1,493,879
    Other assets                                        994,371        860,037
                                                   ------------   ------------
                                                   $147,865,044   $146,482,678
                                                   ------------   ------------
                                                   ------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
    Non-interest bearing demand deposits             20,119,337     20,752,203
    Interest bearing deposits:
        NOW and money market accounts                25,377,398     25,114,991
        Savings deposits                             18,822,360     18,160,206
        Time deposits, $100,000 and over             15,485,742     14,921,086
        Other time deposits                          46,009,617     46,821,761
                                                   ------------   ------------
         Total deposits                            125,814,454    125,770,247

    Federal funds purchased                           2,485,000      1,130,000
    Securities sold under agreements to repurchase      100,000        500,000
    Other short-term borrowings                       3,900,000      3,000,000
    Accrued interest payable                            623,099        692,867
    Other liabilities                                   682,831        876,349
                                                   ------------   ------------
         Total liabilities                          133,605,384    131,969,463
                                                   ------------   ------------
    Shareholders' equity:
      Common stock-authorized 800,000 shares of
        $10 par value; 448,456 shares issued and
        outstanding                                   4,484,560      4,484,560
      Capital surplus                                 1,885,913      1,885,913
      Retained earnings                               8,252,404      8,248,756
      Net unrealized gains (losses) on investments
        in debt and marketable equity securities
        available for sale, net                        (363,217)      (106,014)
                                                   ------------   ------------
    Total shareholders' equity                     $ 14,259,660   $ 14,513,215
                                                   ------------   ------------
                                                   $147,865,044   $146,482,678
                                                   ------------   ------------
                                                   ------------   ------------

See accompanying notes to interim consolidated financial statements.

                          ILLINI CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
                      THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                     (UNAUDITED)

                                                          1997          1996
                                                       ----------    ----------
Interest income:
    Interest and fees on loans                         $2,048,261    $2,259,581
    Interest on investments in debt and marketable
      equity
      Taxable                                             489,858       320,749
      Exempt from federal income taxes                    165,713       180,603
    Interest on short term investments                      8,319        31,629
                                                       ----------    ----------
        Total interest income                           2,712,151     2,792,562
                                                       ----------    ----------
Interest expense:
    Interest on deposits:
      NOW and money market accounts                       174,580       186,528
      Savings deposits                                    114,497       125,160
      Time deposits, $100,000 and over                    220,213       225,161
      Other time deposits                                 609,699       727,978
    Interest on borrowings                                 23,930         4,580
                                                       ----------    ----------
        Total interest expense                          1,142,919     1,269,407
                                                       ----------    ----------
        Net interest income                             1,569,232     1,523,155
Provision for possible loan losses                         75,000       140,000
                                                       ----------    ----------
        Net interest income after provision for
          loan losses                                   1,494,232     1,383,155

Noninterest income:
    Service charges on deposit accounts                   248,895       228,146
    Other fee income                                       35,853        49,469
    Mortgage loan servicing fees                           45,292        45,000
    Gain on sale of mortgage loans                         10,773        27,000
    Securities gains                                        4,114         1,250
    Other                                                  14,300         7,720
                                                       ----------    ----------
        Total noninterest income                          359,227       358,585
                                                       ----------    ----------

Noninterest expense:
    Salaries and employee benefits                        846,585       837,375
    Net occupancy expense                                 178,181       164,130
    Equipment expense                                      79,290        75,998
    Data processing                                       177,081       136,663
    Supplies                                               32,057        36,011
    Communication and transportation                       98,168        74,556
    Marketing and advertising                              60,952        65,622
    Correspondent and processing fees                      33,959        29,333
    Loan and OREO expenses                                 23,829        12,460
    Professional fees                                     178,924        97,929
    Directors' and regulatory fees                         43,769        41,359
    Other operating expenses                               66,335        65,536
                                                       ----------    ----------
        Total noninterest expense                       1,819,130     1,636,972
                                                       ----------    ----------
           Income before income tax expense (benefit)      34,329       104,768
Income tax expense (benefit)                              (81,433)        6,691
                                                       ----------    ----------
           Net income                                  $  115,762    $   98,077
                                                       ----------    ----------
                                                       ----------    ----------
Income per common share
  (based on weighted average common shares outstanding
  of 448,456 in 1996 and 1995                          $     0.26    $     0.22
                                                       ----------    ----------
                                                       ----------    ----------

See accompanying notes to interim consolidated financial statements.

                          ILLINI CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                     (UNAUDITED)

                                                           1997         1996
                                                      ------------  ------------
Cash flows from operating activities:
  Net income                                           $  115,762    $  98,077
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                         160,860      143,863
    Provision for possible loan losses                     75,000      140,000
    Securities gains, net                                  (4,114)      (1,250)
    Increase in accrued interest receivable                (1,959)    (100,785)
    Decrease in accrued interest payable                  (69,768)     (25,137)
    Other, net                                           (275,068)    (150,442)
  Origination of secondary market mortgage loans       (4,005,111)  (3,953,354)
  Proceeds from the sale of secondary market
    mortgage loans                                      3,811,078    3,719,354
                                                       ----------   ----------
         Net cash used in operating activities           (193,320)    (129,674)
                                                       ----------   ----------
Cash flows from investing activities:
  Proceeds from sales of debt and marketable equity
    securities
    Available for sale                                    260,000    1,714,729
  Proceeds from maturities and paydowns of debt
    securities
    Available for sale                                  2,550,888    2,684,852
  Purchases of debt and marketable equity securities
    Available for sale                                 (9,141,202) (12,207,836)
    Net decrease in loans                               4,680,689    5,205,716
  Purchases of premises and equipment                    (729,572)     (95,601)
  Proceeds from sales of other real estate                106,297            0
                                                       ----------   ----------
         Net cash provided by (used in) investing
           activities                                  (2,272,900)  (2,698,140)
                                                       ----------   ----------
Cash flows from financing activities:
  Net decrease in noninterest-bearing deposit accounts   (632,866)  (1,750,788)
  Net increase in savings, NOW and money market
    accounts                                              924,561    1,139,262
  Net increase in time deposits $100,000 and over         564,656    1,196,108
  Net increase (decrease) in other time deposits         (812,144)     252,375
  Net increase in Federal funds purchased               1,355,000            0
  Net decrease in securities sold under agreements to
    repurchase                                           (400,000)    (400,000)
  Net increase in short-term borrowings                   900,000            0
  Dividends paid                                         (112,114)    (100,903)
                                                       ----------   ----------
         Net cash used in financing activities          1,743,000      336,054
                                                       ----------   ----------
Net decrease in cash and cash equivalents                (723,220)  (2,491,760)

Cash and cash equivalents at beginning of period        5,512,835    8,079,146
                                                       ----------   ----------
Cash and cash equivalents at end of period             $4,833,708   $5,587,386
                                                       ----------   ----------
                                                       ----------   ----------
Supplemental Information:
  Income taxes paid                                    $        0   $  145,000
  Interest paid                                        $1,212,687   $1,294,544
                                                       ----------   ----------
                                                       ----------   ----------
Other non-cash investing activities:
  Transfer of loans to other real estate               $        0   $        0
                                                       ----------   ----------
                                                       ----------   ----------

See accompanying notes to interim consolidated financial statements.

                          ILLINI CORPORATION AND SUBSIDIARY
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                    MARCH 31, 1997


(1) BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

    Results for the three months ended March 31, 1997 may not be indicative of the annual performance of Illini Corporation.

(2) In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE, which establishes standards for computing and presenting earnings per share
    (EPS). SFAS No. 128 simplifies existing standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the components of basic and diluted EPS.
    Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS No. 128 is effective for financial statement issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The Company does not believe the adoption of SFAS No. 128 will have a material effect on its financial condition or results of operations.

                          ILLINI CORPORATION AND SUBSIDIARY
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                                    MARCH 31, 1997


This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the 1996 Illini Corporation Annual Report on Form 10-KSB. Illini Corporation cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of Illini Corporation involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied.

SUMMARY


                                                  Quarter ended
                                                     March 31,
                                                 ----------------    Percent
EARNINGS   $(thousands, except per share data)    1997      1996     Change
----------------------------------------------------------------------------
Total revenue..................................  $3,071    $3,151    (2.54%)
Net income.....................................     116        98    18.03%
Net income per share...........................   $0.26     $0.22    18.03%

KEY RATIOS                                                           Change
----------------------------------------------------------------------------
Return on average assets.......................   0.32%     0.26%     0.06%
Return on average equity.......................   3.22%     2.67%     0.54%
Average equity to assets.......................  10.06%     9.79%     0.28%
Tier 1 leverage ratio..........................   9.98%     9.58%     0.40%
Tier 1 risk-based capital ratio ...............  14.49%    13.43%     1.06%
Total risk-based capital ratio.................  15.70%    14.45%     1.25%
Dividend payout ratio..........................  96.85%   102.88%    (6.03%)
Net interest margin............................   5.09%     4.69%     0.39%
Net funds function.............................   4.86%     4.29%     0.57%
Efficiency ratio...............................  90.57%    83.26%     7.31%

RESULTS OF OPERATION

NET INTEREST INCOME/NET INTEREST MARGIN

Interest income, on a fully taxable equivalent basis, was $2.8 million for the three months ended March 31, 1997 compared with $2.9 million for the same period in 1996. The net interest margin was 5.09% for the three months ended March 31, 1997 compared with 4.69% for the same period in 1996.

The decrease in interest income was primarily due to a decline in earning assets. Average earning asset balances decreased to $131.9 million for the three months ended March 31, 1997 as compared to $137.4 million for the same period in 1996.

Average loans declined to $89.6 million for the three months ended March 31, 1997 compared to $98.9 million for the same period in 1996. The decline of $9.3 million for the three months ended March 31, 1997 as compared to the same period for 1996 was due to a decrease of $3.3 million in commercial loans, $2.2 million in commercial real estate loans, and $1.6 million in consumer loans. The average yield on the loan portfolio increased 14 basis points to 9.32% for the three months ended March 31, 1997 as compared to the same period in 1996.

Average investment securities increased $4.9 million for the three months ended March 31, 1997 as compared to the same period in 1996. Net investing activities (purchases, sales and maturities) resulted in an increase in the investment portfolio of $6.3 million for the three months ended March 31, 1997. The average yield of the investment securities portfolio was 6.88% for the three months ended March 31, 1997, an increase of 66 basis points as compared to the same period in 1996.

Interest expense was $1.1 million for the three months ended March 31, 1997, down $0.1 million compared to the same period in 1996. The retail funding base decreased $5.8 million for the three months ended March 31, 1997 as compared to the same period in 1996 primarily due to a decline of $3.3 million in retail certificates of deposits. The cost of retail certificates of deposits declined 55 basis points to 5.23% in the three months ended March 31, 1997 as compared to the same period in 1996.

Illini Corporation's policy is to manage interest rate risk to a level which places limits on the sensitivity of its earnings to changes in market interest rates. An explanation of the asset/liability management process is found in the Annual Report on Form 10-KSB for the year ended December 31, 1996, beginning on page 13. Interest rate risk management at Illini Corporation is executed by the use of on-balance sheet investment products.

Net interest income is affected by the growth, pricing, mix and maturity of interest earning assets and interest bearing liabilities, as well as other factors including loan quality. Individual components of net interest income and net interest margin are presented in the consolidated average balances, interest income/expense, and yield/rate table on page 9, and a net interest income rate/volume variance analysis is presented on page 10.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES

                                                                         Three months ended March,
                                             -----------------------------------------------------------------------------
                                                              1997                                      1996
                                             -------------------------------------   -------------------------------------
                                                       PERCENT   INTEREST  AVERAGE             PERCENT   INTEREST  AVERAGE
                                             AVERAGE   OF TOTAL   INCOME/  YIELD/    AVERAGE   OF TOTAL  INCOME/   YIELD/
                                             BALANCE   ASSETS    EXPENSE   RATE      BALANCE   ASSETS    EXPENSE    RATE
                                                                              (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Short-term investments                  $  1,095      0.8%    $    9     3.27%   $  2,371     1.6%    $   32      5.35%
      Investment securities (3)
         Taxable                             29,458     20.3        489     6.64      22,350    14.9        320      5.74
         Tax-exempt (1)                      12,958      9.0        240     7.41      15,133    10.0        262      6.92
                                           --------   ------     ------   ------    --------  ------     ------    ------
            Total securities                 42,416     29.2        729     6.88      37,483    24.9        582      6.22
      Loans
         Commercial (1)                      12,475      8.6        314    10.21      15,802    10.5        346      8.78
         Agriculture                          4,338      3.0        100     9.35       4,832     3.2         93      7.76
         Real estate
            Commercial                       27,445     18.9        611     9.03      29,682    19.8        683      9.22
            Agriculture                       2,157      1.5         48     9.12       2,976     2.0         67      9.03
            Residential                      26,139     18.0        580     9.00      26,937    17.9        626      9.32
         Consumer, net                       16,418     11.3        380     9.39      18,036    12.0        431      9.59
         Credit card                            645      0.5         26    16.12         609     0.4         18     12.03
                                           --------              ------             --------             ------
            Total loans                      89,617     61.8      2,059     9.32      98,874    65.8      2,264      9.18
   Allowance for loan losses                 (1,237)    (0.9)                         (1,283)   (0.9)
                                           --------              ------             --------             ------
   Net loans (1) (2)                         88,380     60.9      2,059     9.45      97,591    64.9      2,264      9.31
                                           --------   ------     ------             --------  ------     ------
         Total interest earning assets      131,891     90.9      2,797     8.60     137,445    91.4      2,878      8.40
                                           --------              ------             --------             ------
   Cash and due from banks                    4,792      3.3                           5,243     3.5
   Premises and equipment                     5,554      3.8                           4,873     3.2
   Other real estate owned                      719      0.5                             484     0.3
   Other assets (3)                           2,098      1.5                           2,344     1.6
                                           --------   ------                        --------  ------
            TOTAL ASSETS                   $145,054    100.0%                       $150,389   100.0%
                                           --------   ------                        --------  ------
                                           --------   ------                        --------  ------

LIABILITIES
   Deposits:
      Non interest bearing deposits        $ 19,654     13.5%    $              %   $ 18,754     12.4%   $              %
      Interest bearing demand                26,455     18.2        175     2.68      28,406     18.9       186     2.63
      Savings                                18,745     12.9        114     2.48      20,253     13.5       125     2.48
      CD's less than $100,000                47,239     32.6        610     5.23      50,496     33.6       728     5.78
                                           --------              ------             --------             ------
      Total core deposits                   112,093     77.2        899     3.25     117,909     78.4     1,039     3.54
      CD's $100,000 and over                 15,173     10.5        220     5.89      15,516     10.3       225     5.82
                                           --------              ------             --------             ------
         Total deposits                     127,266     87.7      1,119     3.57     133,425     88.7     1,264     3.80
   Borrowed funds:
      Short-term                              1,677      1.2         24     5.79         297      0.2         5     6.18
      Long-term                                  --       --         --       --          --       --        --       --
                                           --------   ------     ------             --------             ------
         Total borrowed funds                 1,677      1.2         24     5.79         297      0.2         5     6.18
   Total interest bearing liabilities       109,289     75.4      1,143     4.24     114,968     76.5     1,269     4.43
Other liabilities                             1,512      1.0                           1,941      1.3
                                           --------   ------                        --------   ------
      Total liabilities                     130,455     89.9                         135,663     90.2
Stockholders' Equity                         14,599     10.1                          14,726      9.8
                                           --------   ------                        --------   ------
   TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                  $145,054    100.0%                       $150,389    100.0%
                                           --------   ------                        --------   ------
                                           --------   ------                        --------   ------
NET INTEREST MARGIN                                              $1,654     5.09%                        $1,609     4.69%

PROVISION FOR LOAN LOSSES                                           (75)   (0.23)%                         (140)   (0.41)%
                                                                 ------                                   ------
NET FUNDS FUNCTION                                                1,579     4.86 %                        1,469     4.29 %
                                                                 ------    -----                         ------    ------
                                                                 ------    -----                         ------    ------


(1) Income amounts are presented on a fully taxable equivalent basis (FTE), which is defined as income on earning assets that is subject to either a reduced rate or zero rate of income tax, adjusted to give effect to the appropriate incremental federal income tax rate and adjusted for non-deductible carrying costs, where applicable. Where appropriate, yield calculations include these adjustments. The federal statutory rate was 34% for all years presented.
(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $53,000 in 1997 and $59,000 in 1996.
(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

NET INTEREST INCOME - RATE/VOLUME VARIANCE ANALYSIS

                                           QUARTER ENDING MARCH 31, 1997-1996
                                        ---------------------------------------
                                          CHANGES IN       VOLUME        RATE
                                        INCOME/EXPENSE     EFFECT       EFFECT
                                        --------------     ------      --------
                                                 (dollars in thousands)

Short-term investments                      $(23)       $   (13)      $  (10)
Investment securities:
   Taxable                                   169            113           56
   Nontaxable                                (22)           (43)          21
                                          -------        -------     --------
         Total securities                    147             70           77
Loans:
   Commercial                                (32)          (140)         108
   Agriculture                                 7             (6)          13
   Real Estate:
      Commercial                             (72)           (57)         (15)
      Agriculture                            (19)           (20)           1
      Residential                            (46)           (21)         (25)
   Consumer, net                             (51)           (41)         (10)
   Credit card                                 8              2            6
                                          -------        -------     --------
         Total loans                        (205)          (283)          78
                                          -------        -------     --------
   Total interest income                     (81)          (226)         145
                                          -------        -------     --------
Interest bearing demand                      (11)           (15)           4
Savings                                      (11)           (11)           0
CD's less than $100,000                     (118)           (48)         (70)
                                          -------        -------     --------
         Total core deposits                (140)           (74)         (66)
CD's $100,000 and over                        (5)           (10)           5
                                          -------        -------     --------
         Total deposits                     (145)           (84)         (61)
Borrowed funds:
   Short-term borrowings                      19             19            0
   Long-term borrowings                        0              0            0
                                          -------        -------     --------
         Total borrowed funds                 19             19            0
                                          -------        -------     --------
   Total interest expense                   (126)           (65)         (61)
                                          -------        -------     --------
   Net interest income                      $ 45        $  (161)      $  206
                                          -------        -------     --------
                                          -------        -------     --------

NONINTEREST INCOME


                                         Three months ended
                                               March 31,                 Change
                                         -------------------      -------------------
                                         1997           1996         $             %
-------------------------------------------------------------------------------------
Service charges on deposit accounts     $248,895       $228,146    $20,749         9.1%
Other fee income                          35,853         49,469    (13,616)      (27.5)
Mortgage loan servicing fees              45,292         45,000        292         0.6
Gain on sale of mortgage loans            10,773         27,000    (16,052)      (60.1)
Securities gains (losses)                  4,114          1,250      2,864       229.1
Other income                              14,300          7,720      6,580        85.2
                                        --------       --------    -------
                                        $359,227       $358,585       $642         0.2%
                                        --------       --------    -------      ------
                                        --------       --------    -------      ------


The increase in service charges on deposit accounts was primarily due to increased fees for overdrafts due to a new method of check processing implemented February 1, 1997.

The decline in other fee income was primarily due to a reduction in fees for account research. A new data processing system was installed by the Bank in February 1997 which provides imaging of all check documents, and any fees for balance acquire research have been waived after the conversion.

The decline in the gain on the sale of mortgage loans was due to a reduced margin between mortgage rates offered to customers and those realized at the time of sale in order to be more competitive and expand market share.

The increase in other noninterest income was primarily due to an increase in income from checks sold to depositors.

NONINTEREST EXPENSE


                                         Three months ended
                                               March 31,                    Change
                                         -------------------         -------------------
                                         1997           1996           $             %
----------------------------------------------------------------------------------------

Salaries and employee benefits          $846,585       $837,375       $9,210        1.1%
Net occupancy expense                    178,181        164,130       14,051        8.6
Equipment expense                         79,290         75,998        3,292        4.3
Data processing                          177,081        136,663       40,418       29.7
Supplies                                  32,057         36,011       (3,954)     (11.0)
Communication and transportation          98,168         74,556       23,612       31.7
Marketing and advertising                 60,952         65,622       (4,670)      (7.1)
Correspondent and processing fees         33,959         29,333        4,626       15.8
Loan and OREO expenses                    23,829         12,460       11,369       91.2
Professional fees                        178,924         97,929       80,995       82.7
Directors' and regulatory fees            43,769         41,359        2,410        5.8
Other operating expenses                  66,335         65,536          799        1.2
                                      ----------     ----------     --------
                                      $1,819,130     $1,636,972     $192,158       11.8%
                                      ----------     ----------     --------     ------
                                      ----------     ----------     --------     ------


Net occupancy expense increased $14,000 for the three months ended March 31, 1997 compared to the same period in the prior year due primarily to leasing additional office space for the banking center in Lincoln, which will move to the planned new location in May 1997.

Data processing expense increased $40,000 for the three months ended March 31, 1997 compared to the same period in the prior year due to nonrecurring costs associated with the conversion of the Bank's data processing system from a third party provider to an in-house system.

Communication and transportation expense increased $24,000 for the three months ended March 31, 1997 compared to the same period in the prior year primarily due to an increase in telephone voice and data line expense related to training for the new computer system.

Loan and other real estate owned expenses increased $11,000 for the three months ended March 31, 1997 as compared to the same period in the prior year due to expenses of holding and disposing of other real estate owned. Other real estate owned has increased to $709,000 at March 31, 1997 as compared to $478,000 at March 31, 1996.

Professional fees increased $81,000 for the three months ended March 31, 1997 compared to the same period last year due to legal and financial advisory expenses.

INCOME TAXES

The income tax benefit of $81,000 is due to a net operating loss for regular tax purposes and a $30,000 reduction in deferred tax liability at March 31, 1997 compared to December 31, 1996. The provision for income taxes was 6.4% of pretax income for the three months ended March 31, 1996.

LOANS AND INVESTMENTS

Loans totaled $88.8 million at March 31, 1997, a decline of $4.6 million, or 4.9%, from $93.4 million at December 31, 1996. The decline in loans was primarily due to a $1.9 million reduction in agricultural loans, a $1.6 million decline in consumer loans, a $1.2 million decline in residential real estate loans, and a $1 million decline in commercial and industrial loans since December 31, 1996.

The decline in loans has allowed for growth in the investment securities portfolio, which totaled $46.3 million at March 31, 1997, an increase of $5.9 million from December 31, 1996. The increase in the investment portfolio is primarily due to a $3.6 million increase in obligations of U.S. sponsored agencies and a $1.9 million increase in mortgage backed securities since December 31, 1996.


CREDIT QUALITY

Illini Corporation's process for monitoring loan quality includes detailed monthly analysis of delinquencies, non-performing assets, and potential problem loans. Management extensively monitors credit through appraisals, assessment of financial condition of borrowers, restrictions of out-of-area lending, and avoidance of loan concentrations.

The provision for loan losses decreased to $75,000 for the three months ended March 31, 1997 as compared to $140,000 for the comparable period in the prior year. Net charge-offs decreased to $116,000 for the three months ended March 31, 1997 as compared to $290,000 for the comparable period in the prior year. A problem agricultural credit was responsible for $200,000 of the net charge-offs for the three months ended March 31, 1996. At March 31, 1997, impaired loan totaled $1,346,000, for which an allowance for loan losses of $257,000 has been allocated.

                                                       THREE MONTHS ENDED
CREDIT QUALITY     $(dollars in thousands)                  MARCH 31,
------------------------------------------               1997       1996
                                                       ------------------
Ending allowance for loan losses                      $1,216      $1,096
                                                       ------------------
Nonperforming assets:
    Nonaccrual                                          1,039       2,011
    OREO                                                  709         478
                                                       ------      ------
    Total nonperforming assets                         $1,748      $2,489
                                                       ------      ------
                                                       ------      ------
Loans delinquent over 90 days                             $96         $13
                                                       ------      ------
Gross charge-offs                                         132         319
Less: recoveries                                           16          29
                                                       ------      ------
    Net charge-offs                                      $116        $290
                                                       ------      ------
                                                       ------      ------
NET CHARGE-OFFS TO AVERAGE LOANS (1)
    Commercial                                           0.36%       3.71%
    Real Estate                                          0.39        0.10
    Installment                                          1.11        1.76
    Credit Cards                                         2.52        2.21
    Totals                                               0.53%       1.18%
(1) Ratios are presented on an annualized basis

KEY RATIOS
    Allowance to ending loans                            1.37%       1.15%
    Nonperforming assets to ending loans                 1.97        2.60
    Allowance to nonperforming loans                    117.0        54.5
    90 days delinquent to ending loans                   0.11        0.01

LIQUIDITY AND CAPITAL

At March 31, 1997, large liability dependence was 14.9%, an increase from 13.7% at December 31, 1996. The increase in the large liability dependence is due to a net increase in all short-term borrowings of $1.9 million to $6.5 million at March 31, 1997 as compared to $4.6 million at December 31, 1996. The increase in short-term borrowings has been used to fund purchases in the investment securities portfolio.

At March 31, 1997, risk based Tier 1 capital, total risk based capital, and leverage ratios were 14.49%, 15.70%, and 9.98%, respectively. All of these ratios are significantly above regulatory minimum capital requirements.

PART II.  OTHER INFORMATION


                              ILLINI CORPORATION AND SUBSIDIARY
                                       March 31, 1997

Item 1   LEGAL PROCEEDINGS - none

Item 2   CHANGES IN SECURITIES - none

Item 3   DEFAULTS UPON SENIOR SECURITIES - none

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - none

Item 5   OTHER INFORMATION - none

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Reports on Form 8-K

         There were no reports on Form 8-K filed for the quarter ended March 31, 1997.

                       ILLINI CORPORATION AND SUBSIDIARY
                                 March 31, 1997


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Illini Corporation by





  /s/ Burnard K. McHone                                     May 15, 1997
--------------------------------------------                ------------
Burnard K. McHone                                           Date signed
President





  /s/  Mark R. Edmiston                                     May 15, 1997
--------------------------------------------                ------------
Mark R. Edmiston                                            Date signed
Chief Financial Officer