Form 10QSB
period 1997-06-30
ILLINI CORP
filed 1997-08-13
CIK 730037

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


     [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended  June 30, 1997

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


     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:      448,456 shares of $10 par
value common stock as of July 31, 1997.

Transitional Small Business Disclosure Format:            Yes         No   X
                                                              ------     ------

                               ILLINI CORPORATION
                              INDEX TO FORM 10-QSB
                                  June 30, 1997

                                                                           Page

PART I.    FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets
              June 30, 1997 and December 31, 1996                           3

            Consolidated Statements of Income
              Six and Three Months Ended June 30, 1997 and 1996             4

            Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1997 and 1996                       5

            Notes to Interim Consolidated Financial Statements              6

   Item 2.  Management's Discussion and Analysis                            9


PART II.   OTHER INFORMATION                                               23

SIGNATURE PAGE                                                             25

EXHIBIT INDEX                                                              26

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        ILLINI CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                                   (UNAUDITED)

                                                                      June 30,          December 31,
                                                                        1997               1996
                                                                  --------------      --------------
ASSETS
  Cash and due from banks                                         $    5,495,367       $   5,473,027
  Interest bearing deposits in other banks                                42,437              39,808
  Federal funds sold                                                     275,000                   0
  Investment in debt and marketable equity securities
    available for sale, at estimated market value                     44,237,437          40,385,552
  Loans, net of the allowance for loan losses and unearned income     86,899,247          92,133,344
  Premises and equipment                                               6,547,948           5,368,571
  Other real estate owned                                                522,163             728,460
  Accrued interest receivable                                          1,536,590           1,493,879
  Other assets                                                           741,239             860,037
                                                                  --------------      --------------
                                                                  $  146,297,428      $  146,482,678
                                                                  --------------      --------------
                                                                  --------------      --------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Non-interest bearing demand deposits                                21,023,524          20,752,203
  Interest bearing deposits:
    NOW and money market accounts                                     27,202,466          25,114,991
    Savings deposits                                                  18,464,071          18,160,206
    Time deposits, $100,000 and over                                  15,561,859          14,921,086
    Other time deposits                                               47,640,721          46,821,761
                                                                  --------------      --------------
    Total deposits                                                   129,892,641         125,770,247

  Federal funds purchased                                                      0           1,130,000
  Securities sold under agreements to repurchase                         290,000             500,000
  Other short-term borrowings                                                  0           3,000,000
  Accrued interest payable                                               630,182             692,867
  Other liabilities                                                      766,677             876,349
                                                                  --------------      --------------
    Total liabilities                                                131,579,500         131,969,463
                                                                  --------------      --------------
  Shareholders' equity:
    Common stock-authorized 800,000 shares of $10
      par value; 448,456 shares issued and outstanding                 4,484,560           4,484,560
    Capital surplus                                                    1,885,913           1,885,913
    Retained earnings                                                  8,320,285           8,248,756
    Net unrealized gains (losses) on investments in debt and
      marketable equity securities available for sale, net                27,170            (106,014)
                                                                  --------------      --------------
    Total shareholders' equity                                        14,717,928          14,513,215
                                                                  --------------      --------------
                                                                  $  146,297,428      $  146,482,678
                                                                  --------------      --------------
                                                                  --------------      --------------

See accompanying notes to interim consolidated financial statements.

                        ILLINI CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                        Three Months Ended                     Six Months Ended
                                                                              June 30                               June 30,
                                                                    ---------------------------        ----------------------------
                                                                          1997          1996                1997           1996
                                                                    ------------   ------------        ------------   -------------
Interest income:
  Interest and fees on loans                                        $  2,074,394   $  2,208,421        $  4,122,655   $  4,468,002
  Interest on investments in debt and marketable equity
    Taxable                                                              588,207        410,900           1,078,065        731,649
    Exempt from federal income taxes                                     169,771        187,186             335,484        367,789
  Interest on short term investments                                          87          3,836               8,406         35,465
                                                                    ------------   ------------        ------------   ------------
    Total interest income                                              2,832,459      2,810,343           5,544,610      5,602,905
                                                                    ------------   ------------        ------------   ------------

Interest expense:
  Interest on deposits:
    NOW and money market accounts                                        179,787        179,640             354,367        366,168
    Savings deposits                                                     113,390        127,070             227,887        252,230
    Time deposits, $100,000 and over                                     210,022        214,875             430,235        440,036
    Other time deposits                                                  614,806        678,502           1,224,505      1,406,480
  Interest on borrowings                                                  83,036         33,146             106,966         37,726
                                                                    ------------   ------------        ------------   ------------
      Total interest expense                                           1,201,041      1,233,233           2,343,960      2,502,640
                                                                    ------------   ------------        ------------   ------------

      Net interest income                                              1,631,418      1,577,110           3,200,650      3,100,265
Provision for possible loan losses                                        75,000        490,000             150,000        630,000
                                                                    ------------   ------------        ------------   ------------
      Net interest income after provision for loan loss                1,556,418      1,087,110           3,050,650      2,470,265

Noninterest income:
  Service charges on deposit accounts                                    262,663        242,250             511,558        470,396
  Other fee income                                                        43,527         70,173              79,380        119,642
  Mortgage loan servicing fees                                            46,818         37,855              92,110         82,855
  Gain on sale of mortgage loans                                          17,288         13,002              28,061         40,002
  Securities gains (losses)                                               (7,010)        13,484              (2,896)        14,734
  Other                                                                   19,559          9,713              33,859         17,433
                                                                    ------------   ------------        ------------   ------------
      Total noninterest income                                           382,845        386,477             742,072        745,062
Noninterest expense:
  Salaries and employee benefits                                         813,316        829,617           1,659,901      1,666,992
  Net occupancy expense                                                  138,896        126,869             317,077        290,999
  Equipment expense                                                       73,433         73,560             152,723        149,558
  Data processing                                                        123,593        137,709             300,674        274,372
  Supplies                                                                25,323         40,710              57,380         76,721
  Communication and transportation                                        77,685         70,971             175,853        145,527
  Marketing and advertising                                               71,918         65,595             132,870        131,217
  Correspondent and processing fees                                       32,666         33,298              66,625         62,631
  Loan and other real estate owned expenses                               62,876         20,182              86,705         32,642
  Professional fees                                                      131,620         84,268             310,544        182,197
  Directors' and regulatory fees                                          43,983         41,273              87,752         82,632
  Other operating expenses                                                87,782         62,784             154,117        128,320
                                                                       ---------      ---------           ---------       ---------
      Total noninterest expense                                        1,683,091      1,586,836           3,502,221      3,223,808

         Income or (loss) before income tax expense                      256,172       (113,249)            290,501         (8,481)
Income tax expense (benefit)                                              76,176       (142,408)             (5,257)      (135,717)
                                                                    ------------   ------------        ------------   ------------
         Net income                                                   $  179,996      $  29,159          $  295,758     $  127,236
                                                                    ------------   ------------        ------------   ------------
                                                                    ------------   ------------        ------------   ------------
Income per common share
 (based on weighted average common shares outstanding
  of 448,456 for 1997 and 1996)                                          $  0.40        $  0.07             $  0.66        $  0.28
                                                                    ------------   ------------        ------------   ------------
                                                                    ------------   ------------        ------------   ------------

See accompanying notes to interim consolidated financial statements.

                        ILLINI CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (UNAUDITED)


                                                                                   1997                1996
                                                                              ------------        ------------
Cash flows from operating activities:
  Net income                                                                    $  295,758          $  127,236
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                                 335,703             286,998
     Provision for possible loan losses                                            150,000             630,000
     Securities (gains) losses, net                                                  2,896             (14,734)
     Increase in accrued interest receivable                                       (42,711)            (67,510)
     Decrease in accrued interest payable                                          (62,685)           (114,275)
     Other, net                                                                   (132,799)           (242,212)
  Origination of secondary market mortgage loans                                (7,681,033)         (8,438,061)
  Proceeds from the sale of secondary market mortgage loans                      7,169,163           8,275,861
                                                                              ------------        ------------
       Net cash provided by operating activities                                    34,292             443,303
                                                                              ------------        ------------
Cash flows from investing activities:
  Proceeds from sales of debt and marketable equity securities
   Available for sale                                                            5,715,318           3,915,209
  Proceeds from maturities and paydowns of debt securities
   Available for sale                                                            3,870,041           6,216,670
  Purchases of debt and marketable equity securities
   Available for sale                                                          (13,240,331)        (16,663,164)
  Net decrease in loans                                                          5,595,967           4,530,616
  Purchases of premises and equipment                                           (1,475,657)           (312,117)
  Proceeds from sales of other real estate                                         242,174                   0
                                                                              ------------        ------------
       Net cash  provided by (used in) investing activities                        707,512          (2,312,786)
                                                                              ------------        ------------
Cash flows from financing activities:
  Net increase (decrease) in non-interest bearing deposit accounts                 271,321          (2,594,729)
  Net increase (decrease) in savings, NOW and money market accounts              2,391,340            (117,914)
  Net increase in time deposits $100,000 and over                                  640,773             954,363
  Net increase (decrease) in other time deposits                                   818,960          (1,279,411)
  Net decrease in Federal funds purchased                                       (1,130,000)                  0
  Net decrease in securities sold under agreements to repurchase                  (210,000)           (400,000)
  Net increase (decrease) in short-term borrowings                              (3,000,000           2,000,000
  Dividends paid                                                                  (224,229)           (201,805)
                                                                              ------------        ------------
       Net cash used in financing activities                                      (441,835)         (1,639,496)
                                                                              ------------        ------------
Net increase (decrease) in cash and cash equivalents                               299,969          (3,508,979)

Cash and cash equivalents at beginning of period                                 5,512,835           8,079,146
                                                                              ------------        ------------
Cash and cash equivalents at end of period                                    $  5,812,804        $  4,570,167
                                                                              ------------        ------------
                                                                              ------------        ------------
Supplemental Information:
  Income taxes paid                                                           $      7,000        $    145,000
  Interest paid                                                               $  2,406,645        $  2,616,915
                                                                              ------------        ------------
                                                                              ------------        ------------
Other non-cash investing activities:
  Transfer of loans to other real estate                                      $     14,000        $          0
                                                                              ------------        ------------
                                                                              ------------        ------------

See accompanying notes to interim consolidated financial statements.

                        ILLINI CORPORATION AND SUBSIDIARY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1997


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

     Results for the three and six months ended June 30, 1997 may not be indicative of the annual performance of Illini Corporation.

(2)  ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

     The allowance for loan losses is increased by provisions charged to operations and is available to absorb loan losses. Illini utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management's approach, which provides for general and specific allowances, is based on current economic conditions, past loan losses, collection experience, risk characteristics of the portfolio, assessing collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgment, deserve current recognition in estimating potential loan losses. Management's determination of the allowance for loan losses is one of the significant estimates made by management in the preparation of the consolidated financial statements.

     Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest according to the contractual terms of the loan agreement is not probable, are evaluated for impairment. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the measurement method used historically, Illini Bank measures impairment based on the fair value of the collateral when foreclosure is probable. Information regarding impaired loans at June 30, 1997 and December 31, 1996 is as follows:


                                                                   June 30,          December 31,
                                                                     1997                1996
                                                                -----------         -----------
     Nonaccrual loans                                           $   649,310         $   869,625
     Impaired loans continuing to accrue interest                   287,258             308,707
                                                                -----------         -----------
     Total impaired loans                                       $   936,568         $ 1,178,332
                                                                -----------         -----------
                                                                -----------         -----------
     Allowance for losses on impaired loans                     $    88,233         $   435,000
     Impaired loans with no related allowance for loan losses       737,287              68,949
     Average balance of impaired loans during the period          1,057,450           1,664,803
                                                                -----------         -----------
                                                                -----------         -----------

(3) During 1997, the Financial Accounting Standards Board (FASB) has issued a number of Statements of Financial Accounting Standards (SFAS). Three SFAS issued during the first six months of 1997 which will or could impact the Company are presented below.

     EARNINGS PER SHARE
     In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE, which establishes standards for computing and presenting earnings per share
     (EPS). SFAS No. 128 simplifies existing standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the components of basic and diluted EPS.
     Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. SFAS No. 128 is effective for financial statement issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. The Company does not believe the adoption of SFAS No. 128 will have a material effect on its financial condition or results of operations.

     REPORTING COMPREHENSIVE INCOME
     In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements, and requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company does not believe the adoption of SFAS No. 130 will have a material effect on its financial condition or results of operations.

     DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE
     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance.

     This Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It amends FASB

     Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. This Statement does not apply to nonpublic business enterprises or to not-for-profit organizations.


     This Statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. As the Company operates as a single segment it does not believe the adoption of SFAS No. 131 will have a material effect on its financial condition or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the 1996 Illini Corporation Annual Report on Form 10-KSB. Illini Corporation cautions that any forward looking statements contained in this report, or in any report incorporated by reference to this report or made by management of Illini Corporation involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied.


SUMMARY

                                                        Quarter ended                         Six months ended
                                                          June 30,                                 June 30,
                                                      ----------------        Percent         ------------------        Percent
EARNINGS   $(thousands, except per share data)        1997        1996        Change          1997           1996       Change
-------------------------------------------------------------------------------------------------------------------------------
Total revenue. . . . . . . . . . . . . . . . . . .   $3,215      $3,197         0.58%        $6,287         $6,348      (0.97%)
Net income . . . . . . . . . . . . . . . . . . . .      180          29       517.29%           296            127     132.45%
Net income per share . . . . . . . . . . . . . . .    $0.40       $0.07       517.29%         $0.66          $0.28     132.45%

KEY RATIOS
------------------------------------------------------------------------------------------------------------------------------
Return on average assets . . . . . . . . . . . . .     0.49%       0.08%        0.41%          0.41%          0.17%      0.24%
Return on average equity . . . . . . . . . . . . .     5.07%       0.82%        4.25%          4.14%          1.76%      2.37%
Average equity to assets . . . . . . . . . . . . .     9.66%       9.48%        0.18%          9.86%          9.63%      0.23%
Tier 1 leverage ratio. . . . . . . . . . . . . . .     9.87%       9.57%        0.69%
Tier 1 risk-based capital ratio. . . . . . . . . .    14.65%      13.20%        0.23%
Total risk-based capital ratio . . . . . . . . . .    15.89%      14.24%        0.62%
Dividend payout ratio. . . . . . . . . . . . . . .    62.29%     346.04%     (283.76%)        75.81%        158.61%    (82.79%)
Net interest margin. . . . . . . . . . . . . . . .     5.13%       4.85%        0.27%          5.11%          4.77%      0.33%
Net funds function . . . . . . . . . . . . . . . .     4.90%       3.42%        1.48%          4.88%          3.85%      1.02%
Efficiency ratio . . . . . . . . . . . . . . . . .    80.18%      77.34%        2.84%         85.15%         80.21%      4.94%


RESULTS OF OPERATION

EARNING ASSETS

Average earning assets of the Company for the first six months of 1997 decreased 3.24% or $4.46 million to $133,112 million from $137,572 for the first six months of 1996. The Company's primary business is making real estate, consumer and commercial loans.

Average loans declined to $88.1 million for the three months ended June 30, 1997 compared to $96.2 million for the same period in 1996. The decline of $8.1 million for the three months ended June 30, 1997 as compared to the same period for 1996 was primarily due to a decrease of $3.4 million in commercial loans, including commercial real estate loans, and $3.0 million in consumer loans. The average yield on the loan portfolio increased 26 basis points to 9.48% for the three months ended June 30, 1997 as compared to the same period in 1996.

Average loans declined to $88.9 million for the six months ended June 30, 1997 compared to $97.5 million for the same period in 1996. The decline of $8.6 million for the six months ended June 30, 1997 as compared to the same period in 1996 was primarily due to a decline of $4.5 million in commercial loans, including commercial real estate loans, $1.1 million in residential real estate, and $2.3 million in consumer loans. The average yield on the loan portfolio increased 20 basis points to 9.40% for the six months ended June 30, 1997.

Average investment securities increased $5.1 and $4.9 million for the three and six months ended June 30, 1997 as compared to the same period in 1996. Net investing activities (purchases, sales and maturities) resulted in an increase in the investment portfolio of $3.7 million for the six months ended June 30, 1997. The average yield of the investment securities portfolio was 7.04% and 6.96% for the three and six months ended June 30, 1997, an increase of 60 and 63 basis points as compared to the same periods in 1996.

As discussed in the asset quality section of this Form 10-QSB, management has actively pursued the improvement of the asset quality of all earning assets, loans and investment securities. Management has focused on improving credit quality which has resulted in a decline in outstanding loans. Average investments have increased over the first two quarters of 1996 as a result of the decrease in loans outstanding.

FUNDING

The most important and stable source of funding is core deposits, considered by management to include demand deposits, savings deposits and time deposits under $100,000. Average core deposits for the six months ended June 30, 997 decreased 4.46% or $5,474 million to $111,547 million from $117,021. Time deposits of $100,000 and over, federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings round out Illini's sources of funding. During the fourth quarter of 1996, the Company established an overnight federal funds line of credit with an unaffiliated financial institution and a line of credit with the Federal Home Loan Bank of Chicago. As average core deposits have decreased for the first six months of 1997 versus the first six months of 1996, average short-term borrowings have increased from $1,376 million at June 30, 1996 to $3,652 million at June 30, 1997.

NET INTEREST INCOME/NET INTEREST MARGIN

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on assets and rates paid on liabilities and the relative amounts of interest-earning assets and interest-bearing liabilities.

Interest income, on a fully taxable equivalent basis, was $2.9 million and $5.7 million for the three months and six months ended June 30, 1997, which is consistent with the $2.9 million and $5.8 million for same periods in 1996. Interest expense was $1.2 million and $2.3 million for the three and six months ended June 30, 1997, compared to $1.2 and $2.5 million for the same periods in 1996. Consistent interest income and slightly lower interest expense, coupled with the decline in both interest-earning assets and interest-bearing liabilities resulted in net interest income of $3.4 million and net interest margin of 5.11% for the six months ended June 30, 1997, increases of 2.96% and 7.13% over the same period in 1996. This net interest income and net interest margin increase was attributed to increased rate and volume on investments and increased rates on commercial and credit card loans, coupled with a decrease in rate and volume of retail certificates of deposit less than $100,000.

Net interest income is affected by the growth, pricing, mix and maturity of interest earning assets and interest bearing liabilities, as well as other factors, including loan quality. Also, the Company's interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flow. Individual components of net interest income and net interest margin are presented in the consolidated average balance, interest income/expense and yield/rate tables on pages 12 and 13 and a net interest income rate/volume variance analysis on pages 14 and 15.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES


                                                                              Quarter ended June 30,
                                           -----------------------------------------------------------------------------------------
                                                                1997                                        1996
                                           -----------------------------------------------------------------------------------------
                                                        Percent   Interest    Average                 Percent    Interest   Average
                                           Average      of Total   Income/     Yield/     Average    of Total    Income/    Yield/
                                           Balance      Assets    Expense       Rate      Balance     Assets     Expense     Rate
                                           -------      --------  --------    -------     -------    -------     -------   --------
                                                                            (dollars in thousands)
ASSETS
Interest-earning assets:
  Short-term investments                 $       47        0.0%  $      1        8.29%   $    265        0.2%    $     5       7.00%
    Investment securities (3)
      Taxable                                34,186       23.2        588        6.87      27,117       18.1         410       6.05
      Tax-exempt (1)                         13,186        9.0        245        7.46      15,228       10.1         271       7.13
                                         ----------   --------   --------    --------    --------   --------     -------   --------
        Total securities                     47,372       32.2        833        7.04      42,345       28.2         681       6.44
    Loans
      Commercial (1)                         16,326       11.1        414       10.17      14,300        9.5         304       8.53
      Agriculture                             5,658        3.8        123        8.71       5,481        3.7         118       8.66
      Real estate
        Commercial                           23,237       15.8        529        9.12      28,673       19.2         654       9.15
        Agriculture                           2,240        1.5         51        9.19       2,733        1.8          62       9.04
        Residential                          25,129       17.1        579        9.25      26,531       17.7         623       9.41
      Consumer, net                          14,904       10.1        362        9.73      17,862       11.9         428       9.62
      Credit card                               626        0.4         25       16.34         622        0.4          23      15.02
                                         ----------              --------                --------                -------
        Total loans                          88,120       59.8      2,083        9.48      96,202       64.2       2,212       9.22
  Allowance for loan losses                  (1,221)      (0.8)                            (1,106)      (0.7)
                                         ----------              --------                --------
  Net loans (1)(2)                           86,899       59.0      2,083        9.61      95,096       63.5       2,212       9.33
                                         ----------   --------   --------                --------   --------     -------
      Total interest earning assets         134,318       91.2      2,917        8.71     137,706       91.9       2,898       8.44
                                         ----------              --------                --------                -------
  Cash and due from banks                     4,427        3.0                              4,749        3.2
  Premises and equipment                      6,150        4.2                              4,896        3.3
  Other real estate owned                       579        0.4                                480        0.3
  Other assets (3)                            1,869        1.2                              2,011        1.3
                                         ----------   --------                         ----------    -------
      TOTAL ASSETS                       $  147,343      100.0%                        $  149,842      100.0%
                                         ----------   --------                         ----------    -------
                                         ----------   --------                         ----------    -------

LIABILITIES
  Deposits:
    Non interest bearing deposits        $   20,316       13.8%  $                   % $   18,868       12.6%    $                 %
    Interest bearing demand                  26,222       17.8        180        2.75      27,284       18.2         180       2.64
    Savings                                  18,480       12.5        113        2.46      20,513       13.7         127       2.48
    CD's less than $100,000                  45,989       31.2        615        5.36      49,476       33.0         678       5.50
                                         ----------              --------                --------                -------
    Total core deposits                     111,007       75.3        908        3.28     116,141       77.5         985       3.40
    CD's $100,000 and over                   14,987       10.2        210        5.62      15,483       10.4         215       5.57
                                         ----------              --------                --------                -------
      Total deposits                        125,994       85.5      1,118        3.56     131,624       87.9       1,200       3.66
  Short-term borrowings                       5,606        3.8         83        5.94       2,446        1.6          33       5.41
  Total interest bearing liabilities        111,284       75.5      1,201        4.33     115,202       76.9       1,233       4.29
Other liabilities                             1,508        1.0                              1,564        1.0
                                         ----------   --------                           --------    -------
    Total liabilities                       133,108       90.3                            135,634       90.5
Stockholders' Equity                         14,235        9.7                             14,208        9.5
                                         ----------   --------                           --------    -------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                 $  147,343      100.0%                          $149,842      100.0%
                                         ----------   --------                           --------    -------
                                         ----------   --------                           --------    -------
NET INTEREST MARGIN                                              $  1,716        5.13%                           $ 1,665       4.85%

PROVISION FOR LOAN LOSSES                                             (75)      (0.22)%                             (490)    (1.43)%
                                                                  -------                                        -------   --------
NET FUNDS FUNCTION                                                  1,641        4.90%                             1,175       3.42%
                                                                  -------     -------                            -------   --------


(1) Income amounts are presented on a fully taxable equivalent basis (FTE), which is defined as income on earning assets that is subject to either a reduced rate or zero rate of income tax, adjusted to give effect to the appropriate incremental federal income tax rate and adjusted for non-deductible carrying costs, where applicable. Where appropriate, yield calculations include these adjustments. The federal statutory rate was 34% for all years presented.
(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $66,000 in 1997 and $59,000 in 1996.
(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES


                                                                   Six months ended June 30,
                                           -----------------------------------------------------------------------------------------
                                                                1997                                        1996
                                           -----------------------------------------------------------------------------------------
                                                        Percent   Interest    Average                 Percent    Interest   Average
                                           Average      of Total   Income/     Yield/     Average    of Total    Income/    Yield/
                                           Balance      Assets    Expense       Rate      Balance     Assets     Expense     Rate
                                           -------      --------  --------    -------     -------    -------     -------   --------
                                                                            (dollars in thousands)
ASSETS
Interest-earning assets:
  Short-term investments                 $      568        0.4%  $      8        2.95%   $  1,316        0.9%    $    36       5.53%
    Investment securities (3)
      Taxable                                31,836       21.8      1,078        6.77      24,729       16.5         731       5.91
      Tax-exempt (1)                         13,072        8.9        487        7.46      15,182       10.1         533       7.02
                                         ----------   --------   --------    --------    --------   --------     -------   --------
        Total securities                     44,908       30.7      1,565        6.97      39,911       26.6       1,264       6.33
    Loans
      Commercial (1)                         14,412        9.9        728       10.18      15,052       10.0         650       8.66
      Agriculture                             5,001        3.4        223        8.98       5,157        3.4         212       8.23
      Real estate
        Commercial                           25,330       17.3      1,139        9.07      29,178       19.5       1,336       9.19
        Agriculture                           2,198        1.5        100        9.15       2,854        1.9         129       9.03
        Residential                          25,632       17.5      1,159        9.12      26,734       17.8       1,249       9.37
      Consumer, net                          15,657       10.7        742        9.55      17,948       12.0         859       9.60
      Credit card                               635        0.4         51       16.24         616        0.4          42      13.53
                                         ----------              --------                --------                -------
        Total loans                          88,865       60.7      4,142        9.40      97,539       65.0       4,477       9.20
  Allowance for loan losses                  (1,229)      (0.8)                            (1,194)      (0.8)
                                         ----------              --------                --------                -------
  Net loans (1)(2)                           87,636       59.9      4,142        9.53      96,345       64.2       4,477       9.32
                                         ----------              --------                --------                -------
      Total interest earning assets         133,112       91.0      5,715        8.66     137,572       91.7       5,777       8.42
                                         ----------              --------                --------                -------
  Cash and due from banks                     4,631        3.2                              4,997        3.3
  Premises and equipment                      5,854        4.0                              4,884        3.3
  Other real estate owned                       660        0.5                                482        0.3
  Other assets (3)                            1,948        1.3                              2,171        1.4
                                         ----------   --------                           --------   --------
      TOTAL ASSETS                       $  146,205      100.0%                          $150,106      100.0%
                                         ----------   --------                           --------   --------
                                         ----------   --------                           --------   --------

LIABILITIES
  Deposits:
    Non interest bearing deposits        $   19,987       13.7%  $                   %   $ 18,810       12.5%    $                 %
    Interest bearing demand                  26,337       18.0        354        2.71      27,843       18.6         366       2.64
    Savings                                  18,612       12.7        228        2.47      20,384       13.6         252       2.48
    CD's less than $100,000                  46,611       31.9      1,225        5.30      49,984       33.3       1,407       5.64
                                         ----------              --------                --------                -------
    Total core deposits                     111,547       76.3      1,807        3.27     117,021       78.0       2,025       3.47
    CD's $100,000 and over                   15,079       10.3        430        5.75      15,498       10.3         440       5.69
                                         ----------              --------                --------                -------
      Total deposits                        126,626       86.6      2,237        3.56     132,519       88.3       2,465       3.73
  Short-term borrowings                       3,652        2.5        107        5.91       1,376        0.9          38       5.50
  Total interest bearing liabilities        110,291       75.4      2,344        4.29     115,085       76.7       2,503       4.36
Other liabilities                             1,511        1.0                              1,749        1.2
                                         ----------   --------                           --------   --------
    Total liabilities                       131,789       90.1                            135,644       90.4
Stockholders' Equity                         14,416        9.9                             14,462        9.6
                                         ----------   --------                           --------   --------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                 $  146,205      100.0%                          $150,106      100.0%
                                         ----------   --------                           --------   --------
                                         ----------   --------                           --------   --------
NET INTEREST MARGIN                                              $  3,371        5.11%                           $ 3,274       4.77%

PROVISION FOR LOAN LOSSES                                            (150)      (0.23)%                             (630)    (0.92)%
                                                                  -------                                        -------   --------

NET FUNDS FUNCTION                                                  3,221        4.88%                             2,644       3.85%
                                                                  -------     -------                            -------   --------
                                                                  -------     -------                            -------   --------


(1) Income amounts are presented on a fully taxable equivalent basis (FTE), which is defined as income on earning assets that is subject to either a reduced rate or zero rate of income tax, adjusted to give effect to the appropriate incremental federal income tax rate and adjusted for non-deductible carrying costs, where applicable. Where appropriate, yield calculations include these adjustments. The federal statutory rate was 34% for all years presented.
(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $119,000 in 1997 and $118,000 in 1996.
(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

NET INTEREST INCOME - RATE/VOLUME VARIANCE ANALYSIS

                                          QUARTER ENDED JUNE 30, 1997-1996
                                      -----------------------------------------
                                        CHANGES IN      VOLUME           RATE
                                      INCOME/EXPENSE    EFFECT          EFFECT
                                      --------------    ------         -------
                                                   (dollars in thousands)

Short-term investments                       $  (4)         $  (5)        $  1
Investment securities:
   Taxable                                     178            116           62
   Nontaxable                                  (26)           (39)          13
                                          --------       --------     --------
         Total securities                      152             77           75
Loans:
   Commercial                                  110             47           63
   Agriculture                                   5              4            1
   Real Estate:
      Commercial                              (125)          (123)          (2)
      Agriculture                              (11)           (12)           1
      Residential                              (44)           (33)         (11)
   Consumer, net                               (66)           (71)           5
   Credit card                                   2              0            2
                                          --------       --------     --------
         Total loans                          (129)          (188)          59
                                          --------       --------     --------
   Total interest income                        19           (116)         135
                                          --------       --------     --------
Interest bearing demand                          0             (2)           2
Savings                                        (14)           (13)          (1)
CD's less than $100,000                        (63)           (47)         (16)
                                          --------       --------     --------
         Total core deposits                   (77)           (62)         (15)
CD's $100,000 and over                          (5)            (7)           2
                                          --------       --------     --------
         Total deposits                        (82)           (69)         (13)
Borrowed funds:
   Short-term borrowings                        50             47            3
   Long-term borrowings                          0              0            0
                                          --------       --------     --------
         Total borrowed funds                   50             47            3
                                          --------       --------     --------
   Total interest expense                      (32)           (22)         (10)
                                          --------       --------     --------
             Net interest income          $     51       $    (94)    $    145
                                          --------       --------     --------
                                          --------       --------     --------

NET INTEREST INCOME - RATE/VOLUME VARIANCE ANALYSIS

                                         SIX MONTHS ENDED JUNE 30, 1997-1996
                                      -----------------------------------------
                                        CHANGES IN      VOLUME           RATE
                                      INCOME/EXPENSE    EFFECT          EFFECT
                                      --------------    ------         -------
                                                   (dollars in thousands)

Short-term investments                      $  (28)        $  (16)      $  (12)
Investment securities:
   Taxable                                     347            230          117
   Nontaxable                                  (46)           (82)          36

                                          --------       --------     --------
         Total securities                      299            148          151
Loans:
   Commercial                                   78            (24)         102
   Agriculture                                  11             (6)          17
   Real Estate:
      Commercial                              (197)          (180)         (17)
      Agriculture                              (29)           (31)           2
      Residential                              (90)           (55)         (35)
   Consumer, net                              (117)          (112)          (5)
   Credit card                                   9              1            8
                                          --------       --------     --------
         Total loans                          (335)          (407)          72
                                          --------       --------     --------
   Total interest income                       (62)          (275)         213
                                          --------       --------     --------

Interest bearing demand                        (12)           (25)          13
Savings                                        (24)           (23)          (1)
CD's less than $100,000                       (182)           (96)         (86)
                                          --------       --------     --------
         Total core deposits                  (218)          (144)         (74)
CD's $100,000 and over                         (10)           (16)           6
                                          --------       --------     --------
         Total deposits                       (228)          (160)         (68)
Borrowed funds:
   Short-term borrowings                        69             66            3
   Long-term borrowings                          0              0            0
                                          --------       --------     --------
         Total borrowed funds                   69             66            3
                                          --------       --------     --------
   Total interest expense                     (159)           (94)         (65)
                                          --------       --------     --------
              Net interest income            $  97        $  (181)      $  278
                                          --------       --------     --------
                                          --------       --------     --------


NONINTEREST INCOME
                                                 Three months ended            Percent         Six Months ended             Percent
                                                       June 30,                 Change             June 30,                 Change
                                               -----------------------       ----------     -----------------------       ---------
                                                  1997          1996          1997/1996       1997           1996          1997/1996
                                               --------       --------       --------       --------       --------       --------
Service charges on deposit accounts            $262,663       $242,250           8.4%       $511,558       $470,396           8.8%
Other fee income                                 43,527         70,173          (38.0)        79,380        119,642          (33.7)
Mortgage loan servicing fees                     46,818         37,855           23.7         92,110         82,855           11.2
Gain on sale of mortgage loans                   17,288         13,002           33.0         28,061         40,002          (29.9)
Securities gains (losses)                        (7,010)        13,484         (152.0)        (2,896)        14,734         (119.7)
Other income                                     19,559          9,713          101.4         33,859         17,433           94.2
                                               --------       --------       --------       --------       --------       --------
                                               $382,845       $386,477           (0.9)%     $742,072       $745,062           (0.4)
                                               --------       --------       --------       --------       --------       --------
                                               --------       --------       --------       --------       --------       --------

Despite a decline in average deposits during the three and six months ended June 30, 1997 compared with the same period in 1996, service charges on deposit accounts increased slightly as a result of non balance related increases in fees for insufficient funds, automatic teller machine usage and check charge backs. The increase in fees for insufficient funds was due to a new method of check processing which was implemented when the Bank converted to a new in-house data processing system in February 1997.

The declines in other fee income year to date and quarter to date were primarily due to a reduction in fees for account research. A new in-house data processing system was installed by the Bank in February 1997 which provides imaging of all check documents. Since the conversion, fees for balance inquiry and research have been waived.

The decline in the year to date gain on the sale of mortgage loans was due to a reduced margin between mortgage rates offered to customers and those realized at the time of sale. This strategy was implemented in order allow the Company to be more competitive, increase volume and expand market share. The effectiveness of this strategy is exhibited in the year to date and quarter to date increases in mortgage loan servicing fees.

Securities losses for the three and six months ended June 30, 1997 resulted from slight losses management accepted in restructuring its investment portfolio. In June 1996, management sold a number of tax exempt municipal securities to create liquidity and minimize alternative minimum tax.

The increase in other noninterest income was primarily due to an increase in income from checks sold to depositors. In the first quarter of 1997, Illini renegotiated its contract with Deluxe check printers which resulted in Illini receiving higher commissions for Deluxe checks sold to its customers.


NONINTEREST INCOME
                                                 Three months ended            Percent         Six Months ended             Percent
                                                       June 30,                 Change             June 30,                 Change
                                               -----------------------       ----------     -----------------------       ---------
                                                  1997          1996          1997/1996       1997           1996          1997/1996
                                               --------       --------       --------       --------       --------       --------

Salaries and employee benefits                 $813,316       $829,617           (2.0)%   $1,659,901     $1,666,992           (0.4)%
Net occupancy expense                           138,896        126,869            9.5        317,077        290,999            9.0
Equipment expense                                73,433         73,560           (0.2)       152,723        149,558            2.1
Data processing                                 123,593        137,709          (10.3)       300,674        274,372            9.6
Supplies                                         25,323         40,710          (37.8)        57,380         76,721          (25.2)
Communication and transportation                 77,685         70,971            9.5        175,853        145,527           20.8
Marketing and advertising                        71,918         65,595            9.6        132,870        131,217            1.3
Correspondent and processing fees                32,666         33,298           (1.9)        66,625         62,631            6.4
Loan and other real estate owned expenses        62,876         20,182          211.5         86,705         32,642          165.6
Professional Fees                               131,620         84,268           56.2        310,544        182,197           70.4
Directors' and regulatory fees                   43,983         41,273            6.6         87,752         82,632            6.2
Other operating expenses                         87,782         62,784           39.8        154,117        128,320           20.1
                                               --------       --------       --------       --------       --------       --------
                                             $1,683,091     $1,586,836            6.1     $3,502,221     $3,223,808            8.6
                                               --------       --------       --------       --------       --------       --------
                                               --------       --------       --------       --------       --------       --------

Salaries and employee benefits expense has declined slightly for the six months ended June 30, 1997 compared to the same period in 1996 in part due to management generating employee benefit statements internally rather than employing their actuary to prepare the annual statements, coupled with employee moving expenses for the chief financial officer which were incurred during the first six month of 1996 but not in 1997. For the three months ended June 30, 1997 compared to 1996, management is no longer recording monthly an estimate of accrued vacation. Rather, management is performing a quarterly analysis of actual accrued vacation and making an adjustment at quarter end as needed. At the end of the three months ended June 30, 1997, management's analysis indicated no adjustment was necessary, whereas for the three months ended June 30, 1996, a monthly accrual was automatically recorded based on a beginning of the year estimate.

Data processing expense increased $40,000 for the six months ended June 30, 1997 compared to the same period in the prior year due to non reoccurring costs associated with the conversion of the Bank's data processing system from a third party provider to an in-house system. Since conversion, the Company has experienced a reduction in external data processing fee expense offset by the recognition of depreciation and amortization expense for the equipment and supplies. The decline in the second quarter of 1997 in data processing expense represents the cost savings expected as a result of the conversion.

Supplies expense declined both year to date and quarter to date due to an increased emphasis on controlling these types of expenses and centralizing the purchasing function. Additionally, during the first six months of 1996, the Company changed it logo and letter head. Therefore, 1996 saw significantly higher expenditures as a result of replacing outdated supplies.

Communication and transportation expense increased $30,000 for the six months ended June 30, 1997 compared to the same period in the prior year primarily due to an increase in telephone voice and data line expense related to training for the new computer system and linking all branches to the operations center. Though not as significant as the year to date increase, the quarter to date increase reflects increased usage of data transmitting lines because of the need for each branch to be networked to operations. Additionally, included in communication and transportation are courier costs which are now necessary for Illini to transport its own cash letters, whereas their data processor and servicer provided this service prior to conversion.

Loan and other real estate owned expenses increased $56,000 for the six months ended June 30, 1997 as compared to the same period in the prior year due to expenses of holding and disposing of other real estate owned. During the first two quarters of 1997, management has aggressively pursued the disposition of other real estate properties and been more willing to accept what they perceive the best bid rather then hold out for trying to obtain a higher return on a non earning asset. Other real estate owned has decreased from $728,000 at December 31, 1996 to $522,000 at June 30, 1997.

Professional fees increased $129,000 for the six months ended June 30, 1997 and $47,000 for the three month quarter ended June 30, 1997 compared to the same periods last year, of which $106,000 and $31,000, respectively was due to legal and financial advisory expenses connected with establishing and issuing a shareholders rights plan and defending Illini Bank and Illini Corporation in various legal matters.

Other operating expenses increased when the Bank installed additional security and surveillance equipment at various locations. Additionally, recognition of other operating losses and charge-offs, as a result of forgeries, stop payment items, etc. have been greater during the first six months of 1997 that the same period last year.

CREDIT QUALITY

Gross loans totaled $88.1 million at June 30, 1997, a decline of $5.3 million, or 5.7%, from $93.4 million at December 31, 1996, while the allowance for loan losses has remained relatively consistent at $1.2 million and $1.3 million at June 30, 1997 and December 31, 1996, respectively. The decline in the gross loan balance has resulted in an increase in the allowance to ending loans to 1.39% from 1.35%, at June 30, 1997 and December 31, 1996, respectively. The decline in loans has been spread across all loan types as Illini continues its efforts to improve the credit quality of the portfolio.

                                        Three Months Ended   Six Months Ended
                                             June 30,             June 30,
                                          1997      1996      1997       1996
                                       -------     ------    ------     ------
ALLOWANCE FOR LOAN LOSSES:
    Balance at beginning of period      $1,217     $1,096    $1,258     $1,246
    Provision charged to expense            75        490       150        630
    Gross charge-offs                       75        484       207        803
    Less:  recoveries                       10         20        26         49
                                       -------     ------    ------     ------
        Net charge-offs                     65        464       181        754
                                       -------     ------    ------     ------
    Ending allowance for loan losses    $1,227     $1,122    $1,227     $1,122
                                       -------     ------    ------     ------
                                       -------     ------    ------     ------

NET CHARGE-OFF RATIOS (1):
        Commercial                       (0.02)%    8.09%     0.15%      3.56%
        Real Estate                       0.18      (0.01)     0.29       0.26
        Installment                       1.00       0.90      1.06       1.20
        Credit Cards                      3.20      11.78      2.86       7.99
        Totals                           0.29%      1.93%     0.41%      1.17%

(1) Ratios to average loans are presented on  an annualized basis

The Company's primary business of making commercial, real estate and consumer loans entails potential losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond the control of the Company. Accordingly, a significant factor in the Company's past and future operating results is the level of the provision for loan losses. The provision for loan losses decreased to $75,000 and $150,000 for the three and six months ended June 30, 1997 as compared to $490,000 and $630,000 for the comparable periods in the prior year. Net charge-offs decreased to $65,000 and $181,000 for the three and six months ended June 30, 1997 as compared to $464,000 and $754,000 for the comparable periods in the prior year.

The significant provisions and charge-offs during the three and six months ended June 30, 1996 were in large part the result of a single, large agricultural credit identified by management as a potential problem loan in late December 1995. This single credit contributed $505,000 to commercial, financial and agricultural charge-offs during the first six months of 1996. Also contributing to the increase in net charge-offs for the six months ended June 30, 1996 were suspected irregularities by a former branch manager with limited opportunity for recovery. While management believes the majority of these charge-offs were taken in 1995 and 1996, some of the continuing real estate and installment credit charge-offs may be the result of these suspected irregularities coupled with losses in these portfolio which the industry as a whole is still experiencing. Management feels that recently implemented credit quality systems and controls, including a new comprehensive loan policy, will contribute to continued improved credit quality. This improvement has resulted in decreasing loan losses. The net charge-off ratio for the three months ended June 30, 1997 is 0.29% compared to 0.41% for the three months ended March 31, 1997 and 1.17% for 1996.

At June 30, 1997, impaired loans totaled $936,568, for which an allowance for loan losses of $88,233 has been allocated compared to December 31, 1996 impaired loans of $1,178,332, for which an allowance for loan losses of $435,000 had been allocated. The decrease in the amount of the allowance allocated to impaired loans is partially attributable to a change in management's methodology for analyzing the adequacy of the allowance for loan losses. Of the total impaired loans at June 30, 1997 and December 31, 1996, $287,258 and $308,707 were loans continuing to accrue interest.


CREDIT QUALITY  $(dollars in thousands)   JUNE 30, 1997   June 30, 1996   December 31, 1996
----------------------------------------  ------------    -------------   -----------------
NONPERFORMING ASSETS:
    Nonaccrual                                 $649           $1,291              870
    other real estate owned                     522              542              725
                                             ------           ------           ------
    Total nonperforming assets               $1,171           $1,833           $1,598
                                             ------           ------           ------
                                             ------           ------           ------
    Loans delinquent over 90 days                96              314              151

KEY RATIOS:
    Allowance to ending loans                 1.39%            1.17%            1.35%
    Nonperforming loans to ending loans        0.85             1.68             1.09
    Allowance to nonperforming loans         164.70            69.91           123.20
    90 days delinquent to ending loans         0.11             0.33             0.16

The Company's loan underwriting guidelines, credit review procedures and policies are designed to protect the Company from avoidable credit losses. Illini's process for monitoring loan quality includes detailed monthly trend analysis of delinquencies and non-performing assets. Management and the board of directors monitors potential problem loans, changes to the watchlist and extensions of credit outside of the loan policy. Management extensively monitors specific credit relationships through appraisals, assessment of the financial condition of borrowers, restrictions of out-of-area lending, and avoidance of loan concentrations.

The Company has actively taken steps to improve asset quality during the first six months of 1997. Management continues to refine its process for reviewing significant credit exposures and large problem loans by stressing the need for loan officers to downgrade credits as soon as the officer becomes aware of any situation warranting a downgrade. Although, officers are responsible for initiated downgrades, credit review still exercises control over the process and has full authority to assign final grades on all credits. Also, management has adopted a migration based analysis of the allowance for loan loss adequacy which allows for historical and judgmental allocation of allowance percentages to significant segments of the portfolio. Other initiatives during the first six months of 1997 have been implemented, including the adoption of a new loan policy, centralization of commercial loan underwriting, and lending officers meeting once every two weeks to discuss the progress of collection efforts and status of nonaccural loans and other real estate owned. Management's more proactive approach to identifying and resolving past due and problem loans were undertaken in order to improve Illini's future loan loss experience and has proven effective as evidenced by the reduction of nonperforming assets at June 30, 1997. Nonaccrual loans, other real estate owned and loans delinquent more than 90 days have all declined since June 30 and December 31, 1996.

CAPITAL RESOURCES

The current economic and regulatory environment places increased emphasis on capital strength. A strong capital position, which is vital to the continued profitability of Illini, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Illini has satisfied its capital requirements principally through the retention of earnings. At June 30, 1997, risk based Tier 1 capital, total risk based capital and leverage capital ratios were 14.65%, 15.89% and 9.87%, respectively. As of June 30, 1997, Illini Bank met the criteria to be classified as "well capitalized."

Earnings retention is affected by the board of director's declaration of cash dividends. The dividend payout ratio is an indicator of the level of earnings retained. The dividend payout ratio for the three and six months ended June 30, 1997 was 62.29% and 75.81%, respectively, versus 346.04% and 158.61% for the three and six months ended June 30, 1996, respectively. The unusually high dividend payout ratio during the first two quarters of 1996 was due to increased loan losses which significantly reduced net income for these periods.


LIQUIDITY

Illini's policy is to manage interest rate risk to a level which places limits on the sensitivity of its earnings to changes in market interest rates. An explanation of the asset/liability management process is found in the Annual Report on Form 10-KSB for the year ended December 31, 1996, beginning on page
12. Interest rate risk management at Illini is executed by the use of on-balance sheet investment products.

The assets portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and sales of investment securities available for sale. The liability side of the balance sheet provides liquidity through various customers' interest bearing and non interest bearing deposit accounts. Short term borrowings are an additional source of liquidity and represent Illini's incremental borrowing capacity.

At June 30, 1997, large liability dependence was 11.2%, a decline from 14.9% at March 31, 1997 and 13.68% at December 31, 1996. The decrease in large liability dependence is due to a decrease in short-term borrowings of $4.3 million to $290,000 at June 30, 1997 compared to $6.5 million at March 31, 1997 and $4.6 million at December 31, 1996. Illini manages the large liability position to be no greater than 20% of net interest-earning assets.

The decrease in short-term borrowings occurred during June of 1997 when management restructured its available for sale investment securities portfolio by selling a number of higher risk, long-term, fixed rate securities. Some of the proceeds from the sale of these securities was used to paydown the existing $4.3 million in short-term borrowings. The remainder of the proceeds was used to restructure the investment securities portfolio to more evenly spread investment security maturities throughout the next five years to match the liquidity needs of the Company's borrowers and depositors. Management's philosophy toward asset/liability management is to utilize less risky, continually maturing investment securities to meet lending and borrower requirements. To the extent investment securities available for sale at any given time are not sufficient to meet lending and borrower needs, management will utilize their federal funds line of credit or Federal Home Loan Bank line.

In November 1996, Illini entered into a contract for construction of a new banking center which will serve as the Company's headquarters in Springfield, Illinois. The cost of the center is $2.5 million, of which $1.2 million has been incurred to date. Construction has been underway throughout the first six months of 1997 with completion expected on or before October 31, 1997. Illini is funding the purchase and construction internally and has increased their investment securities available for sale portfolio to provide a source of funding, if needed.

PART II.  OTHER INFORMATION


Item 1    LEGAL PROCEEDINGS
          Neither the Company nor Illini Bank is a party to any pending legal proceedings other than ordinary routine litigation incidental to its business.

Item 2    CHANGES IN SECURITIES
          On June 20, 1997, the Board of Directors of the Company adopted a Stockholder Rights Plan and, in connection therewith, declared a dividend distribution of one common stock purchase right for each outstanding share of common stock, $10.00 par value per share, of the Company. Each right entitles the registered holder to purchase from the Company one share of common stock at a price of $80.00 per share. Upon the occurrence of certain events, the purchase price for the common stock is adjusted and the common stock purchase right becomes void in the hands of certain holders, all in accordance with the terms of theStockholders Rights Plan. A copy of the Stockholder Rights Plan was filed as an exhibit to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 25, 1997.

Item 3    DEFAULTS UPON SENIOR SECURITIES - NONE

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Annual Meeting of Shareholders of the Company was held on May 30, 1997, for the purpose of electing three directors each to serve for a term of three years and ratifying the appointment of KPMG Peat Marwick LLP as the Company's auditors for the fiscal year ending December 31, 1997. Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to Management's solicitation.

          All three of Management's nominees for director listed in the proxy statement were elected. The results of the vote were as follows:

                                  Shares                           Broker
                                  Voted           Shares            Non
                                  "For"         "Withhled"         Votes
                                 -------        ---------         ------
          Thomas A. Black        233,444          2,686              0
          Ronald E. Cramer       233,108          2,851              0
          Lawrence B. Curtin     232,073          2,686              0

          The following persons continued their terms of office as directors of the Company following the Annual Meeting: William B. McCubbin, Burnard K. McHone, Robert F. Olson, William G. Walshleger, Jr., Perry Williams, Kenneth G. Deverman, William N. Etherton and John H. Pickrell.

          The appointment of KPMG Peat Marwick LLP as the Company's auditors for the fiscal year ending December 31, 1997, was ratified. The results of the vote were as follows:

                                        "For"        "Against"       "Abstain"
                                      -------        --------        ---------
          Ratification of KPMG
          Peat Marwick LLP            229,585         2,306            3,725

Item 5    OTHER INFORMATION - NONE

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS:
               The Exhibits filed herewith are set forth in the Exhibit Index filed as a part of these Form 10-QSB.

          (b)  REPORTS ON FORM 8-K:
               The Company filed a Report on From 8-K dated June 22, 1997 in connection with the adoption by the Company of a Stockholder Rights Plan and the adoption of amended and restated bylaws for the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Illini Corporation
    (Registrant)




By:  /s/ Burnard K. McHone                    August 13, 1997
-----------------------------------------    -----------------
Burnard K. McHone                            Date signed
President



By:  /s/ Deann Hager                          August 13, 1997
--------------------------------------       ------------------
C. Deann Hager                               Date signed
Controller

EXHIBIT INDEX


       Number                        Description
       ------                        -----------

        3 Amended and Restated Bylaws of Illini Corporation, effective June 20, 1997 (Incorporated by reference to Exhibit 3 to Registrant's Report on Form 8-K dated June 20, 1997).

        4 Rights Agreement dated June 20, 1997 between Illini Corporation and Illinois Stock Transfer Company, as Rights Agent (Incorporated by reference to Exhibit 4 to Registrant's Report on Form 8-K dated June 20, 1997).

       27      Financial Data Schedule