Form 10QSB
period 1997-09-30
ILLINI CORP
filed 1997-11-06
CIK 730037

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                     FORM 10-QSB


[ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                For quarterly period ended  September 30, 1997

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



     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 448,456 shares of $10 par value common stock as of September 30, 1997.

Transitional Small Business Disclosure Format:             Yes        No   X
                                                               -----     -----

                                  ILLINI CORPORATION
                                 INDEX TO FORM 10-QSB
                                  September 30, 1997

                                                                            Page
PART I.    FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Consolidated Balance Sheets
                   September 30, 1997 and December 31, 1996                   3

              Consolidated Statements of Income
                   Nine and Three Months Ended September 30, 1997 and 1996    4

              Consolidated Statements of Cash Flows
                   Nine Months Ended September 30, 1997 and 1996              5

              Notes to Interim Consolidated Financial Statements              6

    Item 2.   Management's Discussion and Analysis                            8


PART II.   OTHER INFORMATION                                                  22

SIGNATURE PAGE                                                                23

EXHIBIT INDEX                                                                 24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          ILLINI CORPORATION AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                       SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                     (UNAUDITED)



                                                                       SEPTEMBER 30,        December 31,
                                                                           1997                 1996
                                                                       -------------        ------------
ASSETS                                                                         (dollars in thousands)
  Cash and due from banks                                              $       3,903        $      5,473
  Interest bearing deposits in other banks                                        65                  40
  Federal funds sold                                                          11,285                   0
  Investment in debt and marketable equity securities
     available for sale, at estimated market value                            33,990              40,386
  Loans, net of the allowance for loan losses and unearned income             85,773              92,133
  Premises and equipment                                                       7,332               5,369
  Accrued interest receivable                                                  1,483               1,494
  Other real estate owned                                                        503                 728
  Other assets                                                                   782                 860
                                                                       -------------        ------------
                                                                       $     145,116        $    146,483
                                                                       -------------        ------------
                                                                       -------------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Non-interest bearing demand deposits                                        19,608              20,752
  Interest bearing deposits:
     NOW and money market accounts                                            27,387              25,115
     Savings deposits                                                         17,534              18,160
     Time deposits, $100,000 and over                                         17,861              14,921
     Other time deposits                                                      46,111              46,822
                                                                       -------------        ------------
        Total deposits                                                       128,501             125,770

  Federal funds purchased                                                          0               1,130
  Securities sold under agreements to repurchase                                 290                 500
  Other short-term borrowings                                                      0               3,000
  Accrued interest payable                                                       652                 693
  Other liabilities                                                              790                 877
                                                                       -------------        ------------
     Total liabilities                                                       130,233             131,970
                                                                       -------------        ------------
  Shareholders' equity:
     Common stock-authorized 800,000 shares of $10
        par value; 448,456 shares issued and outstanding                       4,485               4,485
     Capital surplus                                                           1,886               1,886
     Retained earnings                                                         8,395               8,248
     Net unrealized gains (losses) on investments in debt and
        marketable equity securities available for sale, net                     117                (106)
                                                                       -------------        ------------
          Total shareholders' equity                                          14,883              14,513
                                                                       -------------        ------------
                                                                       $     145,116        $    146,483
                                                                       -------------        ------------
                                                                       -------------        ------------



See accompanying notes to interim consolidated financial statements.

                          ILLINI CORPORATION AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                     (UNAUDITED)




                                                                               Three Months Ended             Nine Months Ended
                                                                                   September 30,                September 30,
                                                                               1997           1996           1997           1996
                                                                             --------       --------       --------       --------
Interest income:                                                                             (dollars in thousands)
  Interest and fees on loans                                                $  2,076       $  2,231       $  6,198       $  6,699
  Interest on investments in debt and marketable equity securities
     Taxable                                                                     477            454          1,554          1,185
     Exempt from federal income taxes                                            138            163            473            530
  Interest on short term investments                                              60              0             71             37
                                                                             --------       --------       --------       --------
        Total interest income                                                  2,751          2,848          8,296          8,451
                                                                             --------       --------       --------       --------

Interest expense:
  Interest on deposits:
     NOW and money market accounts                                               201            192            555            558
     Savings deposits                                                            111            123            339            376
     Time deposits, $100,000 and over                                            235            227            666            667
     Other time deposits                                                         625            651          1,849          2,058
  Interest on borrowings                                                           8             42            115             79
                                                                             --------       --------       --------       --------
        Total interest expense                                                 1,180          1,235          3,524          3,738
                                                                             --------       --------       --------       --------

     Net interest income                                                       1,571          1,613          4,772          4,713
Provision for loan losses                                                         75            165            225            795
                                                                             --------       --------       --------       --------
     Net interest income after provision for loan losses                       1,496          1,448          4,547          3,918
                                                                             --------       --------       --------       --------

Noninterest income:
  Service charges on deposit accounts                                            267            250            779            720
  Other fee income                                                                40             63            119            183
  Mortgage loan servicing fees                                                    52             45            144            128
  Gain on sale of mortgage loans                                                  35              9             63             49
  Securities gains (losses)                                                       64             17             61             32
  Other                                                                           19            113             53            130
                                                                             --------       --------       --------       --------
     Total noninterest income                                                    477            497          1,219          1,242
Noninterest expense:
  Salaries and employee benefits                                                 825            841          2,484          2,508
  Net occupancy expense                                                          168            130            485            421
  Equipment expense                                                               75             78            228            227
  Data processing                                                                136            133            437            408
  Supplies                                                                        35             29             92            106
  Communication and transportation                                                91             74            267            220
  Marketing and advertising                                                       61             66            194            197
  Correspondent and processing fees                                               37             33            104             95
  Loan and other real estate owned expenses                                       54             22            141             55
  Professional fees                                                              170             55            480            237
  Directors' fees                                                                 28             36             98            107
  Regulatory fees                                                                  9              6             27             17
  Other operating expenses                                                        68             91            222            219
                                                                             --------       --------       --------       --------
     Total noninterest expense                                                 1,757          1,594          5,259          4,817

       Income before income tax expense                                          216            351            507            343
Income tax expense (benefit)                                                      29            129             24             (7)
                                                                             --------       --------       --------       --------
       Net income                                                           $    187       $    222       $    483       $    350
                                                                             --------       --------       --------       --------
                                                                             --------       --------       --------       --------
Income per share
  (based on weighted average common shares outstanding
  of 448,456 for 1997 and 1996)                                             $   0.42       $   0.50       $   1.08       $   0.78
                                                                             --------       --------       --------       --------
                                                                             --------       --------       --------       --------
See accompanying notes to interim consolidated financial statements.


                          ILLINI CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                     (UNAUDITED)



                                                                                1997                1996
                                                                              ----------          ----------
Cash flows from operating activities:                                             (dollars in thousands)
  Net income                                                                 $   483             $   350
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                                               526                 420
     Provision for loan losses                                                   225                 795
     Securities gains, net                                                       (61)                (32)
     Gain on sale of land                                                          0                (105)
     (Increase) decrease in accrued interest receivable                           11                (257)
     Decrease in accrued interest payable                                        (41)               (175)
     Other, net                                                                 (246)               (362)
  Origination of mortgage loans for sale                                     (12,526)            (12,271)
  Proceeds from the sale of mortgage loans                                    12,299              12,122
                                                                              ----------          ----------
        Net cash provided by operating activities                                670                 485
                                                                              ----------          ----------

Cash flows from investing activities:
  Proceeds from sales of investments in debt and marketable equity
     securities available for sale                                            17,430               5,801
  Proceeds from maturities and paydowns of investments in debt and
     marketable equity securities available for sale                           7,257               7,666
  Purchases of investments in debt and marketable equity securities
     available for sale                                                      (17,901)            (20,965)
  Net decrease in loans                                                        6,362               5,270
  Purchases of premises and equipment                                         (2,422)               (644)
  Proceeds from sale of land                                                       0                 488
  Proceeds from sales of other real estate                                       290                   0
                                                                              ----------          ----------
     Net cash  provided by (used in) investing activities                     11,016              (2,384)
                                                                              ----------          ----------

Cash flows from financing activities:
  Net decrease in non-interest bearing deposit accounts                       (1,145)             (1,823)
  Net increase (decrease) in NOW, money market accounts and savings            1,647                (631)
  Net increase in time deposits $100,000 and over                              2,940                 875
  Net decrease in other time deposits                                           (711)             (2,300)
  Net increase (decrease) in Federal funds purchased                          (1,130)              1,420
  Net decrease in securities sold under agreements to repurchase                (210)               (400)
  Net increase (decrease) in other short-term borrowings                      (3,000)              3,000
  Dividends paid                                                                (337)               (303)
                                                                              ----------          ----------
        Net cash used in financing activities                                 (1,946)               (162)
                                                                              ----------          ----------

Net increase (decrease) in cash and cash equivalents                           9,740              (2,061)

Cash and cash equivalents at beginning of period                               5,513               8,079

Cash and cash equivalents at end of period                                   $15,253             $ 6,018
                                                                              ----------          ----------
                                                                              ----------          ----------
Supplemental Information:
  Income taxes paid                                                          $    52             $   145
  Interest paid                                                              $ 3,565             $ 3,913
                                                                              ----------          ----------
                                                                              ----------          ----------
Other non-cash investing activities:
  Transfer of loans to other real estate                                     $    85             $   222
                                                                              ----------          ----------
                                                                              ----------          ----------

See accompanying notes to interim consolidated financial statements.


                          ILLINI CORPORATION AND SUBSIDIARY
            NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  SEPTEMBER 30, 1997

(1) BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Illini Corporation Annual Report on Form 10-KSB for the year ended December 31, 1996.

    Results for the three and nine months ended September 30, 1997 may not be indicative of the annual performance of Illini Corporation (Illini or the Corporation).

(2) ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

    The allowance for loan losses is increased by provisions charged to operations and is available to absorb loan losses. Illini Bank (the Bank), the Corporation's wholly owned subsidiary, utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management's approach, which provides for general and specific allowances, is based on current economic conditions, past loan losses, collection experience, risk characteristics of the portfolio, assessing collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgment, deserve current recognition in estimating potential loan losses. Management's determination of the allowance for loan losses is one of the significant estimates made by management in the preparation of the consolidated financial statements.

    Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest according to the contractual terms of the loan agreement is not probable, are evaluated for impairment. Information regarding impaired loans at September 30, 1997 and December 31, 1996 is as follows:

                                                 September 30,      December 31,
                                                     1997               1996
                                                     ----               ----
                                                     (dollars in thousands)
    Nonaccrual loans                                $ 720             $  869
    Impaired loans continuing to accrue interest       20                309
                                                      ---              -----
    Total impaired loans                            $ 740             $1,178
                                                      ---              -----
                                                      ---              -----

    Allowance for losses on impaired loans          $  41             $  435
    Impaired loans with no related allowance for
    loan losses                                       661                 69
    Average balance of impaired loans during the
    period                                            959              1,665
                                                      ---              -----
                                                      ---              -----

(3) NEW ACCOUNTING PRONOUNCEMENTS

    During 1997, the Financial Accounting Standards Board (FASB) has issued a number of Statements of Financial Accounting Standards (SFAS). The SFAS presented below was issued during the first nine months of 1997 and could impact Illini.

    EARNINGS PER SHARE
    In February 1997, the FASB issued SFAS No. 128, EARNINGS PER SHARE, which establishes standards for computing and presenting earnings per share
    (EPS). SFAS No. 128 simplifies existing standards for computing EPS and makes them comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the components of basic and diluted EPS.
    Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of Illini. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods, and requires restatement of all prior-period EPS data presented. Illini does not believe the adoption of SFAS No. 128 will have a material effect on its financial condition or results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the 1996 Illini Corporation Annual Report on Form 10-KSB. Illini cautions that any forward looking statements contained in this report, or in any report incorporated by reference to this report or made by management of Illini involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied.


SUMMARY




                                                              Quarter ended                    Nine months ended
                                                             September 30,                       September 30,
                                                            -----------------    Percent      -------------------     Percent
EARNINGS   $(thousands, except per share data). . . .       1997      1996       Change        1997         1996      Change
------------------------------------------------------------------------------------------------------------------------------
Total revenue . . . . . . . . . . . . . . . . . . . .     $3,229    $3,346       (3.49%)     $9,516       $9,694      (1.84%)
Net income. . . . . . . . . . . . . . . . . . . . . .        187       222      (15.85%)        483          350      38.14%
Income per share. . . . . . . . . . . . . . . . . . .     $ 0.42    $ 0.50      (15.85%)     $ 1.08       $ 0.78      38.14%

KEY RATIOS
------------------------------------------------------------------------------------------------------------------------------
Return on average assets. . . . . . . . . . . . . . .      0.52%     0.59%       (0.07%)      0.44%        0.31%       0.13%
Return on average equity. . . . . . . . . . . . . . .      5.01%     6.27%       (1.25%)      4.44%        3.25%       1.19%
Average equity to assets. . . . . . . . . . . . . . .     10.27%     9.41%        0.87%      10.00%        9.56%       0.44%
Tier 1 leverage ratio . . . . . . . . . . . . . . . .     10.15%     9.67%         .48%
Tier 1 risk-based capital ratio . . . . . . . . . . .     14.91%    13.45%        1.46%
Total risk-based capital ratio. . . . . . . . . . . .     16.20%    14.49%        1.71%
Dividend payout ratio . . . . . . . . . . . . . . . .     59.94%    45.39%       14.54%      69.66%       86.61%     (16.94%)
Net interest margin . . . . . . . . . . . . . . . . .      5.01%     4.89%        0.12%       5.08%        4.81%       0.26%
Efficiency ratio. . . . . . . . . . . . . . . . . . .     82.90%    72.87%       10.03%      84.39%       77.63%       6.76%


RESULTS OF OPERATION

EARNING ASSETS

Average earning assets of the Corporation for the first nine months of 1997 decreased 3.90% or $5.36 million to $132.1 million from $137.4 million for the first nine months of 1996.

As discussed in the asset quality section of this Form 10-QSB, management has actively pursued the improvement of the asset quality of all earning assets, loans and investment securities. Management has focused on improving credit quality which has resulted in a decline in outstanding loans. Average investments have increased over the nine months of 1997 as a result of the decrease in loans outstanding.

Average net loans declined to $86.3 million for the three months ended September 30, 1997 compared to $94.7 million for the same period in 1996. The decline of $8.4 million for the three months ended September 30, 1997 as compared to the same period for 1996 was primarily due to a decrease of $2 million in commercial loans, including commercial real estate loans, $2.9 million in residential real estate and $4.1 million in consumer loans. The average yield on the loan portfolio before the allowance for loan losses increased 19 basis points to 9.45% due to the prime lending rate being 25 basis points higher for the three months ended September 30, 1997 as compared to the same period in 1996.

Average net loans declined to $87.2 million for the nine months ended September 30, 1997 compared to $95.8 million for the same period in 1996. The decline of $8.6 million for the nine months ended September 30, 1997 as compared to the same period in 1996 was primarily due to a decline of $3.7 million in commercial loans, including commercial real estate loans, $1.7 million in residential real estate, and $2.9 million in consumer loans. The average yield on the loan portfolio before the allowance for loan losses increased 20 basis points to 9.42% due to the prime lending rate being 25 basis points higher for the nine months ended September 30, 1997 as compared to the same period in 1996.

Average investment securities decreased $3.2 million and increased $2.3 million for the three and nine months ended September 30, 1997 as compared to the same period in 1996. The average yield of the investment securities portfolio was 6.90% and 6.95% for the three and nine months ended September 30, 1997, an increase of 39 and 56 basis points as compared to the same periods in 1996. The increase in yield is due to slightly higher interest rates available in 1997 as compared to 1996.


FUNDING


The most important and stable source of funding is core deposits, considered by management to include non-interest bearing demand deposits, NOW and money market accounts, savings deposits and time deposits under $100,000. Average core deposits for the nine months ended September 30, 1997 decreased 4.35% or $5.1 million to $111.4 million from $116.4 million. While average core deposits have decreased for the first nine months of 1997 versus the first nine months of 1996, loan growth over the same period has not been a focus of management given the efforts to focus on improving credit quality. Therefore, the decline in average core deposits has not adversely affected funding requirements. Time deposits of $100,000 and over, federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings round out Illini's sources of funding. As a result of management restructuring its investment portfolio at the end of the second quarter 1997, average short-term borrowings declined from $2.8 million to $530,000 for the quarter ended

September 30, 1996 and 1997, respectively. Should immediate funding become necessary, Illini could draw upon an overnight federal funds line of credit with an unaffiliated financial institution and a line of credit with the Federal Home Loan Bank of Chicago both of which were established during the fourth quarter of 1996.

NET INTEREST INCOME/NET INTEREST MARGIN

The operating results of the Corporation depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on assets and rates paid on liabilities and the relative amounts of interest-earning assets and interest-bearing liabilities.

Interest income, on a fully taxable equivalent basis, was $2.8 million and $8.5 million for the three months and nine months ended September 30, 1997, which is consistent with the $2.9 million and $8.7 million for same periods in 1996. Interest expense was $1.2 million and $3.5 million for the three and nine months ended September 30, 1997, compared to $1.2 and $3.7 million for the same periods in 1996. Consistent interest income and slightly lower interest expense, coupled with the decline in both interest-earning assets and interest-bearing liabilities resulted in net interest income of $5.0 million and net interest margin of 5.08% for the nine months ended September 30, 1997, increases of 1.01% and 5.61% over the same period in 1996. This net interest income and net interest margin increase was attributed to increased rate and volume on investments and increased rates and volume on commercial loans, tempered by a net decrease in rate and volume of other types of loans and a net decrease in rate and volume of core deposits.

Net interest income is affected by the growth, pricing, mix and maturity of interest earning assets and interest bearing liabilities, as well as other factors, including loan quality. Also, the Corporation's interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flow. Individual components of net interest income and net interest margin are presented in the consolidated average balance, interest income/expense and yield/rate tables on pages 12 and 13 and a net interest income rate/volume variance analysis on pages 14 and 15.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES





                                                                         Quarter ended September 30,
                                      --------------------------------------------------------------------------------------------
                                                           1997                                           1996
                                      --------------------------------------------------------------------------------------------
                                                    PERCENT   INTEREST     AVERAGE               Percent    Interest     Average
                                        AVERAGE    OF TOTAL   INCOME/      YIELD/     Average    of Total    Income/    Yield/
                                        BALANCE     ASSETS     EXPENSE     RATE       Balance     Assets      Expense     Rate
                                        -------     ------     -------     -----      --------    ------     -------      ----
                                                                        (dollars in thousands)


ASSETS
Interest-earning assets:
  Short-term investments              $   4,434     3.1  %    $   60      5.41 %     $    22       0.0 %   $    0       8.52 %
  Investment securities (3)
       Taxable                           28,305    19.6          477      6.75        29,213      19.6        454       6.21
       Tax-exempt (1)                    10,975     7.7          200      7.29        13,217       8.8        237       7.16
                                      ----------   ------     -------    -----     ----------    ------     -------    -----
         Total securities                39,280    27.3          677      6.90        42,430      28.4        691       6.51
    Loans
       Commercial (1)                    16,035    11.1          391      9.67        13,329       8.9        286       8.52
       Agriculture                        6,765     4.7          131      7.71         5,980       4.0        129       8.55
       Real estate
         Commercial                      23,613    16.4          558      9.37        28,335      19.0        671       9.39
         Agriculture                      2,607     1.8           60      9.20         2,602       1.7         60       9.21
         Residential                     24,196    16.8          567      9.29        27,122      18.1        628       9.18
       Consumer, net                     13,718     9.5          352     10.17        17,774      11.9        435       9.72
       Credit card                          629     0.4           26     16.52           652       0.4         26      15.96
                                      ----------              -------              ----------               -------
         Total loans                     87,563    60.7        2,085      9.45        95,794      64.0      2,235       9.26
  Allowance for loan losses              (1,248)   (0.9)                              (1,110)     (0.7)
                                      ----------              -------              ----------               -------
  Net loans (1) (2)                      86,315    59.8        2,085      9.58        94,684      63.3      2,235       9.37
                                      ----------   ------     -------              ----------    ------     -------
       Total interest earning assets    130,029    90.2        2,822      8.61       137,136      91.7      2,926       8.46
                                      ----------              -------              ----------               -------
  Cash and due from banks                 4,467     3.1                                4,838       3.2
  Premises and equipment                  6,660     4.6                                5,000       3.3
  Other real estate owned                   511     0.4                                  629       0.4
  Other assets (3)                        2,406     1.7                                2,015       1.4
                                      ----------   ------                          ----------    ------
       TOTAL ASSETS                   $ 144,073   100.0  %                         $ 149,618     100.0 %
                                      ----------   ------                          ----------    ------
                                      ----------   ------                          ----------    ------



LIABILITIES
  Deposits:
    Non interest bearing deposits     $  20,149    14.0  %    $                %   $  18,919      12.6 %   $                 %
    Interest bearing demand              26,830    18.6          201      2.97        28,512      19.1        192       2.67
    Savings                              17,988    12.5          111      2.46        19,679      13.2        123       2.49
    Time deposits less than $100,000     46,008    31.9          625      5.39        48,091      32.1        651       5.37
                                                              -------              ----------               -------
    Total core deposits                 110,975    77.0          937      3.35       115,201      77.0        966       3.33
    Time deposits $100,000 and over      16,279    11.3          235      5.73        15,967      10.7        227       5.64
                                       ---------              -------              ----------               -------
       Total deposits                   127,254    88.3        1,172      3.65       131,168      87.7      1,193       3.61
  Short-term borrowings                     530     0.4            8      5.95         2,869       1.9         42       5.78
  Total interest bearing liabilities    107,635    74.7        1,180      4.35       115,118      77.0      1,235       4.26
Other liabilities                         1,486     1.0                                1,509       1.0
                                      ----------  ------                           ----------    ------
    Total liabilities                   129,270    89.7                              135,546      90.6
Stockholders' Equity                     14,803    10.3                               14,072       9.4
                                      ----------  ------                           ----------    ------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY              $ 144,073   100.0  %                         $ 149,618     100.0 %
                                      ----------  ------                           ----------    ------
                                      ----------  ------                           ----------    ------
NET INTEREST MARGIN                                           $1,642      5.01 %                           $1,691       4.89 %
                                                              -------      ----                             -------     ------
                                                              -------      ----                             -------     ------




(1) Income amounts are presented on a fully taxable equivalent basis (FTE), which is defined as income on earning assets that is subject to either a reduced rate or zero rate of income tax, adjusted to give effect to the appropriate incremental federal income tax rate and adjusted for non-deductible carrying costs, where applicable. Where appropriate, yield calculations include these adjustments. The federal statutory rate was 34% for all years presented.
(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $65,000 in 1997 and $61,000 in 1996.
(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES





                                                                     Nine months ended September 30,
                                      --------------------------------------------------------------------------------------------
                                                           1997                                           1996
                                      --------------------------------------------------------------------------------------------
                                                    PERCENT   INTEREST     AVERAGE               Percent    Interest     Average
                                        AVERAGE    OF TOTAL   INCOME/      YIELD/     Average    of Total    Income/    Yield/
                                        BALANCE     ASSETS     EXPENSE     RATE       Balance     Assets      Expense     Rate
                                        -------     ------     -------     -----      --------    ------     -------      ----
                                                                        (dollars in thousands)
                                                                        -----------------------


ASSETS
Interest-earning assets:
  Short-term investments              $   1,870     1.3  %    $   71      5.04 %    $    881       0.6 %   $   37       5.56 %
    Investment securities (3)
       Taxable                           30,646    21.1        1,554      6.76        26,240      17.5      1,185       6.02
       Tax-exempt (1)                    12,366     8.5          687      7.40        14,521       9.7        768       7.06
                                      ----------   ------     -------     ----     ----------    ------     -------     ------
       Total securities                  43,012    29.6        2,241      6.95        40,761      27.2      1,953       6.39
    Loans
       Commercial (1)                    14,959    10.3        1,119     10.00        14,474       9.7        936       8.62
       Agriculture                        5,596     3.8          355      8.47         5,433       3.6        341       8.35
       Real estate
         Commercial                      24,751    17.0        1,697      9.17        28,896      19.3      2,007       9.25
         Agriculture                      2,336     1.6          160      9.17         2,770       1.9        189       9.09
         Residential                     25,148    17.3        1,726      9.18        26,864      17.9      1,876       9.30
       Consumer, net                     15,003    10.3        1,093      9.74        17,889      11.9      1,295       9.64
       Credit card                          633     0.4           77     16.33           628       0.4         68      14.38
                                      ----------              -------              ----------               -------
         Total loans                     88,426    60.7        6,227      9.42        96,954      64.7      6,712       9.22
  Allowance for loan losses              (1,235)   (0.8)                              (1,166)     (0.8)
                                      ----------              -------              ----------               -------
  Net loans (1) (2)                      87,191    59.9        6,227      9.55        95,788      63.9      6,712       9.33
                                      ----------   ------     -------              ----------    ------     -------
       Total interest earning assets    132,073    90.8        8,539      8.64       137,430      91.7      8,702       8.44
                                      ----------              -------              ----------               -------
  Cash and due from banks                 4,575     3.1                                4,937       3.3
  Premises and equipment                  6,125     4.2                                4,923       3.3
  Other real estate owned                   610     0.4                                  697       0.4
  Other assets (3)                        2,103     1.5                                1,952       1.3
                                      ----------   ------                          ----------    ------
       TOTAL ASSETS                   $ 145,486   100.0  %                          $149,939    100.00 %
                                      ----------   ------                          ----------    ------
                                      ----------   ------                          ----------    ------



LIABILITIES
  Deposits:
    Non interest bearing deposits     $  20,042    13.8  %    $                %    $ 18,846      12.5 %   $                 %
    Interest bearing demand              26,503   18.25           55      2.80        28,069      18.7        558       2.65
    Savings                              18,402    12.7          339      2.47        20,149      13.5        376       2.48
    Time deposits less than $100,000     46,407    31.9        1,849      5.33        49,350      32.9      2,058       5.55
                                      ----------                                             ----------               -------
    Total core deposits                 111,354    76.6        2,743      3.29       116,414      77.6      2,992       3.42
    Time deposits $100,000 and over      15,484    10.6          666      5.75        15,655      10.5        667       5.68
                                                              -------              ----------               -------
       Total deposits                   126,838    87.2        3,409      3.59       132,069      88.1      3,659       3.69
  Short-term borrowings                   2,600     1.8          115      5.91         1,872       1.2         79       5.66
  Total interest bearing liabilities    109,396    75.2        3,524      4.31       115,095      76.8      3,738       4.33
Other liabilities                         1,502     1.0                                1,667       1.1
                                      ----------   ------                          ----------    ------
    Total liabilities                   130,940    90.0                              135,608      90.4
Stockholders' Equity                     14,546    10.0                               14,331       9.6
                                      ----------   ------                          ----------    ------
  TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY              $ 145,486   100.0  %                          $149,939     100.0 %
                                      ----------   ------                          ----------    ------
                                      ----------   ------                          ----------    ------
NET INTEREST MARGIN                                           $5,015      5.08 %                           $4,964       4.81 %
                                                              -------      ----                             -------     ------
                                                              -------      ----                             -------     ------




(1) Income amounts are presented on a fully taxable equivalent basis (FTE), which is defined as income on earning assets that is subject to either a reduced rate or zero rate of income tax, adjusted to give effect to the appropriate incremental federal income tax rate and adjusted for non-deductible carrying costs, where applicable. Where appropriate, yield calculations include these adjustments. The federal statutory rate was 34% for all years presented.
(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $184,000 in 1997 and $179,000 in 1996.
(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

NET INTEREST INCOME - RATE/VOLUME VARIANCE ANALYSIS



                                      QUARTER ENDED SEPTEMBER 30, 1997
                                              AS COMPARED TO
                                      QUARTER ENDED SEPTEMBER 30, 1996
                                 ------------------------------------------
                                   CHANGES IN      VOLUME             RATE
                                 INCOME/EXPENSE    EFFECT            EFFECT
                                 --------------    ------            ------
                                            (dollars in thousands)

Short-term investments          $         60   $         60      $          0
Investment securities:
   Taxable                                23            (14)               37
   Nontaxable                            (37)           (41)                4
                                 -------------- -------------     ------------
         Total securities                (14)           (55)               41
Loans:
   Commercial                            105             63                42
   Agriculture                             2             10                (8)
   Real Estate:
      Commercial                        (113)          (112)               (1)
      Agriculture                          0              0                 0
      Residential                        (61)           (68)                7
   Consumer, net                         (83)          (105)               22
   Credit card                             0             (3)                3
                                 -------------- -------------     ------------
         Total loans                    (150)          (215)               65
                                 -------------- -------------     ------------
   Total interest income                (104)          (210)              106
                                 -------------- -------------     ------------

Interest bearing demand                    9            (10)               19
Savings                                  (12)           (11)               (1)
Time deposits less than $100,000         (26)           (28)                2
                                 -------------- -------------     ------------
         Total core deposits             (29)           (49)               20
Time deposits $100,000 and over            8              4                 4
                                 -------------- -------------     ------------
         Total deposits                  (21)           (45)               24
Short-term borrowings                    (34)           (35)                1
                                 -------------- -------------     ------------
   Total interest expense                (55)           (80)               25
                                 -------------- -------------     ------------

            Net interest income  $        (49) $       (130)     $         81
                                 -------------- -------------     ------------
                                 -------------- -------------     ------------

NET INTEREST INCOME - RATE/VOLUME VARIANCE ANALYSIS


                                    NINE MONTHS ENDED SEPTEMBER 30, 1997
                                             AS COMPARED TO
                                    NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 ------------------------------------------
                                   CHANGES IN      VOLUME             RATE
                                 INCOME/EXPENSE    EFFECT            EFFECT
                                 --------------    ------            ------
                                            (dollars in thousands)


Short-term investments          $         34   $         37      $         (3)
Investment securities:
   Taxable                               369            214               155
   Nontaxable                            (81)          (121)               40
                                 -------------- -------------     ------------
         Total securities                288             93               195
Loans:
   Commercial                            183             32               151
   Agriculture                            14             10                 4
   Real Estate:
      Commercial                        (310)          (291)              (19)
      Agriculture                        (29)           (31)                2
      Residential                       (150)          (124)              (26)
   Consumer, net                        (202)          (216)               14
   Credit card                             9              0                 9
                                 -------------- -------------     ------------
         Total loans                    (485)          (620)              135
                                 -------------- -------------     ------------
   Total interest income                (163)          (490)              327
                                 -------------- -------------     ------------

Interest bearing demand                   (3)           122              (125)
 Savings                                 (37)           (34)               (3)
Time deposits less than $100,000        (209)          (125)              (84)
                                 -------------- -------------     ------------
         Total core deposits            (249)           (37)             (212)
Time deposits $100,000 and over           (1)            15               (16)
                                 -------------- -------------     ------------
         Total deposits                 (250)           (22)             (228)
Short-term borrowings                     35             31                 4
                                 -------------- -------------     ------------
   Total interest expense               (215)             9              (224)
                                 -------------- -------------     ------------

            Net interest income  $       52    $       (499)     $        551
                                 -------------- -------------     ------------
                                 -------------- -------------     ------------

NONINTEREST INCOME




                                              Three months ended           Percent           Nine Months ended          Percent
                                                 September 30,             Change               September 30,           Change
                                             --------------------        ----------          -------------------      ---------
                                              1997          1996          1997/1996          1997         1996        1997/1996
                                             ------        ------        ----------         ------      --------      ---------
                                                                            (dollars in thousands)

Service charges on deposit accounts         $ 267         $  250             6.8  %        $  779      $  720            8.2  %
Other fee income                               40             63           (36.5)             119         183          (35.0)
Mortgage loan servicing fees                   52             45            15.6              144         128           12.5
Gain on sale of mortgage loans                 35              9           288.9               63          49           28.6
Securities gains (losses)                      64             17           276.5               61          32           90.6
Other income                                   19            113           (83.2)              53         130          (59.2)
                                             ------        ------         ----------        ------       ------      ---------
                                            $ 477         $  497            (4.0) %        $1,219      $1,242           (1.9)
                                             ------        ------         ----------        ------       ------      ---------
                                             ------        ------         ----------        ------       ------      ---------





Despite a decline in average deposits during the three and nine months ended September 30, 1997 compared with the same period in 1996, service charges on deposit accounts increased slightly as a result of non balance related increases in fees for insufficient funds, automatic teller machine usage and check charge backs. The increase in fees for insufficient funds was due to a new method of check processing which was implemented when the Bank converted to a new in-house data processing system in February 1997.

The declines in other fee income year to date and quarter to date were primarily due to a reduction in fees for account research. A new in-house data processing system was installed by the Bank in February 1997 which provides imaging of all check documents. For the period February through August fees for balance inquiry and research were waived. Beginning in August 1997 a reduced fee structure was implemented. The fee structure was reduced through the ease of data retrieval.

During the first half of 1997 and continuing through the third quarter, management reduced the margin between mortgage rates offered to customers and those realized at the time of sale. This strategy was implemented in order to allow the Corporation to be more competitive, increase volume and expand market share. The effectiveness of this strategy is exhibited in the year to date and quarter to date increases in mortgage loan servicing fees. Additionally, a second experienced mortgage lender was hired. As a result, the volume of mortgage loans originated and sold has increased such that gains on the sale of mortgage loans is also larger both for the quarter ended and nine months ended September 30, 1997, despite reduced margins.

Securities gains for the three and nine months ended September 30, 1997 resulted from management restructuring its investment portfolio. In July and September 1997 management sold a number of tax exempt municipal securities, agency issues and mortgage backed pools to shorten the duration of the bond portfolio.

The decrease in other noninterest income for the three and nine months ended September 30, 1997 was primarily due to a $105,000 gain taken in the third quarter of 1996 on the sale of a lot held for expansion, which management concluded was no longer needed for that purpose. The decrease in other noninterest income is off-set by gains on the sale of other real estate of $8,000 for the three months ended September 30, 1997 compared to no gains realized for the same period in 1996 and higher commissions received by Illini as a result of its first quarter 1997 renegotiated contract with its check printer.

NONINTEREST EXPENSE




                                              Three months ended           Percent           Nine Months ended          Percent
                                                 September 30,             Change               September 30,           Change
                                             --------------------        ----------          -------------------      ---------
                                              1997          1996          1997/1996          1997         1996        1997/1996
                                             ------        ------        ----------         ------      --------      ---------
                                                                            (dollars in thousands)

Salaries and employee benefits               $ 825         $  841           (1.9) %         $2,484      $2,508           (1.0) %
Net occupancy expense                          168            130           29.2               485         421           14.9
Equipment expense                               75             78           (3.8)              228         227            0.4
Data processing                                136            133            2.3               437         408            7.1
Supplies                                        35             29           20.7                92         106          (13.2)
Communication and transportation                91             74           23.0               267         220           21.4
Marketing and advertising                       61             66           (7.6)              194         197           (1.5)
Correspondent and processing fees               37             33           12.1               104          95            9.5
Loan and other real estate owned expenses       54             22          145.5               141          55          156.4
Professional fees                              170             55          209.1               480         237          102.5
Directors' fees                                 28             36          (22.2)               98         107           (8.4)
Regulatory fees                                  9              6          (50.0)               27          17           58.8
Other operating expenses                        68             91          (25.3)              222         219            1.4
                                             ------        ------        ----------         ------      --------      ---------
                                             1,757         $1,594           10.2            $5,259      $4,817            9.2
                                             ------        ------        ----------         ------      --------      ---------
                                             ------        ------        ----------         ------      --------      ---------




Salaries and employee benefits expense has declined slightly for the three and nine months ended September 30, 1997 compared to the same period in 1996 in part due to management generating employee benefit statements internally rather than employing an actuary to prepare the annual statements, coupled with officer moving expenses incurred during the first six month of 1996 but not in 1997. Additionally, no third quarter 1997 salary was recognized for one senior officer position which was eliminated in June 1997.

Net occupancy expense increased $38,000 for the three and nine months ended September 30, 1997 compared to the same period in the prior year due to leasehold improvement and rent expense of $24,000 for the new Lincoln office, and property taxes of $13,000 for land in Bloomington, Illinois which was acquired for expansion.

Communication and transportation expense increased $47,000 for the nine months ended September 30, 1997 compared to the same period in the prior year primarily due to an increase in telephone voice and data line expense related to training for the new computer system and linking all branches to the operations center as a result of the February 1997 conversion. Though not as significant as the year to date increase, the quarter to date increase reflects increased usage of data transmitting lines because of the need for each branch to be networked to operations. Additionally, included in communication and transportation are courier costs which are now necessary for Illini to transport its own cash letters, whereas their data processor and servicer provided this service prior to conversion.

Loan and other real estate owned expenses increased $86,000 for the nine months and $32,000 for the three months ended September 30, 1997 as compared to the same periods in the prior year due to expenses of holding and disposing of other real estate owned. During the first three quarters of 1997, management has aggressively pursued the disposition of other real estate properties. Other real estate owned has decreased from $728,000 at December 31, 1996 to $503,000 at September 30, 1997.

Professional fees increased $243,000 for the nine months ended September 30, 1997 and $115,000 for the three months ended September 30, 1997 compared to the same periods last year, of which $192,000 and $86,000, respectively was due to legal and financial advisory expenses connected with establishing and issuing a shareholders rights plan and defending the Bank and Corporation in various legal matters.

Other operating expenses increased for the nine months ended September 30, 1997 over the same period in 1996 when the Bank installed additional security and surveillance equipment at various locations. Additionally, recognition of other operating losses and charge-offs as a result of forgeries, stop payment items, etc. have been greater during the first six months of 1997 than the same period last year. Other operating expenses declined during the three months ended September 30, 1997 as compared to the three months ended September 1996 due to $25,000 in senior officer moving expenses recognized in September 1996.

CREDIT QUALITY

Gross loans totaled $87.1 million at September 30, 1997, a decline of $6.3 million, or 6.7%, from $93.4 million at December 31, 1996, while the allowance for loan losses has remained relatively consistent at $1.3 million at September 30, 1997 and December 31, 1996, respectively. The decline in the gross loan balance has resulted in an increase in the allowance to ending loans to 1.46% from 1.35%, at September 30, 1997 and December 31, 1996, respectively. The decline in loans has been spread across all loan types as Illini continues its efforts to improve the credit quality of the portfolio.


                                     Three Months Ended               Nine Months Ended
                                       September 30,                    September 30,
                                      1997      1996                   1997      1996
                                     --------------------------------------------------
ALLOWANCE FOR LOAN LOSSES:                        (dollars in thousands)
  Balance at beginning of period     $1,227     $1,122                 $1,258    $1,246
  Provision charged to expense           75        165                    225       795
  Charge-offs                            54        178                    262       981
  Recoveries                            (23)       (10)                   (50)      (59)
                                     ------     ------                 ------    ------
   Net charge-offs                       31        168                    212       922
                                     ------     ------                 ------    ------
  Balance at end of period           $1,271     $1,119                 $1,271    $1,119
                                     ------     ------                 ------    ------
                                     ------     ------                 ------    ------

NET CHARGE-OFF RATIOS (1):
   Commercial                          0.10%      0.47%                  0.13%     4.10%
   Real Estate                         0.20       0.77                   0.26      0.29
   Installment                         0.00       0.60                   0.73      1.09
   Credit Cards                        0.00       3.57                   1.90      5.85
   Totals                              0.14%      0.70%                  0.32%     1.27%



(1) Ratios to average loans are presented on  an annualized basis

Illini's primary business of making commercial, real estate and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Corporation. Accordingly, a significant factor in the Corporation's past and future operating results is the level of the provision for loan losses. The provision for loan losses decreased to $75,000 and $225,000 for the three and nine months ended September 30, 1997 as compared to $165,000 and $795,000 for the comparable periods in the prior year. Net charge-offs decreased to $31,000 and $212,000 for the three and nine months ended September 30, 1997 as compared to $168,000 and $922,000 for the comparable periods in the prior year.

The significant provisions and charge-offs during the three and nine months ended September 30, 1996 were in large part the result of a single, agricultural credit identified by management as a potential problem loan in late December 1995. This single credit contributed $505,000 to commercial, financial and agricultural charge-offs during the first nine months of 1996. Also contributing to the increase in net charge-offs for the nine months ended September 30, 1996 were suspected irregularities by a former branch manager with limited opportunity for recovery. Management believes the majority of these charge-offs were recognized in 1995 and 1996. Management feels that recently implemented credit quality systems and controls, including a new comprehensive loan policy, will contribute to continued improved credit quality. This improvement has resulted in decreasing the provision as well as loan losses.
The net charge-off ratio for the three months ended September 30, 1997 is 0.14% compared to 0.29% for the six months ended June 30, 1997 and 1.17% for the year ended December 31, 1996.

At September 30, 1997, impaired loans totaled $740 for which an allowance for loan losses of $41,000 has been allocated compared to December 31, 1996 impaired loans of $1,178,000 for which an allowance for loan losses of $435,000 had been allocated. The decrease in the amount of the allowance allocated to impaired loans is partially attributable to a change in management's methodology for analyzing the adequacy of the allowance for loan losses. Of the total impaired loans at September 30, 1997 and December 31, 1996, $20,000 and $309,000 were loans continuing to accrue interest.



                                                                SEPTEMBER 30,     September 30,    December 31,
CREDIT QUALITY        $(dollars in thousands)                       1997             1996              1996
---------------------------------------------------------       -------------    -------------     ------------

NONPERFORMING ASSETS:
   Loans delinquent over 90 days, still accruing interest              $    0           $  523           $  151
   Nonaccrual                                                             720            1,158              870
   Other real estate owned                                                503              697              728
                                                                -------------    -------------     ------------
   Total nonperforming assets                                          $1,223           $2,378           $1,749
                                                                -------------    -------------     ------------
                                                                -------------    -------------     ------------

KEY RATIOS:
   Nonperforming loans to ending loans                                  0.83%            1.77%            1.09%
   90 days delinquent to ending loans                                    0.00             0.55             0.16
   Allowance to ending loans                                             1.46             1.18             1.35
   Allowance to nonperforming loans                                    176.53            66.57           123.20


Illini's loan underwriting guidelines, credit review procedures and policies are designed to protect the Corporation from avoidable credit losses. Illini's process for monitoring loan quality includes detailed monthly trend analysis of delinquencies and non-performing assets. Management and the board of directors monitor potential problem loans, changes to the watchlist and extensions of credit outside of the loan policy. Management extensively monitors significant credit relationships through appraisals, assessment of the financial condition of borrowers, restrictions on out-of-area lending, and avoidance of loan concentrations.

The Corporation has actively taken steps to improve asset quality in 1997. Management continues to refine its process for reviewing significant credit exposures and large problem loans by stressing the need for loan officers to downgrade credits as soon as the officer becomes aware of any situation warranting a downgrade. Although, officers are responsible for initiating downgrades, credit administration still exercises control over the process and has full authority to assign final grades on all credits. Also, management has adopted a migration based analysis of the allowance for loan loss adequacy which allows for historical and judgmental allocation of allowance percentages to significant segments of the portfolio. Other initiatives have been implemented in 1997, including the adoption of a new loan policy, centralization of commercial loan underwriting, and lending officers meeting monthly to discuss the progress of collection efforts and status of nonaccural loans and other real estate owned. Management's more proactive approach to identifying and resolving past due and problem loans were undertaken in order to improve Illini's future loan loss experience and has proven effective as evidenced by the reduction of nonperforming assets at September 30, 1997. Nonaccrual loans, other real estate owned and loans delinquent more than 90 days have all declined since December 31, 1996.

CAPITAL RESOURCES

The current economic and regulatory environment places increased emphasis on capital strength. A strong capital position, which is vital to the continued profitability of Illini, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Illini has satisfied its capital requirements principally through the retention of earnings. At September 30, 1997, Tier 1 risk based capital, total risk-based capital and leverage capital ratios were 14.91%, 16.20% and 10.15%, respectively. As of September 30, 1997, the Bank met the criteria to be classified as "well capitalized."

Earnings retention is affected by the board of director's declaration of cash dividends. The dividend payout ratio is an indicator of the level of earnings retained. The dividend payout ratio for the three and nine months ended September 30, 1997 was 59.94% and 69.66%, respectively, versus 45.39% and 86.61% for the three and nine months ended September 30, 1996, respectively.

LIQUIDITY

Illini's policy is to manage interest rate risk to a level which places limits on the sensitivity of its earnings to changes in market interest rates. An explanation of the asset/liability management process is found in the Illini Corporation Annual Report on Form 10-KSB for the year ended December 31, 1996, beginning on page 12. Interest rate risk management at Illini is executed by the use of on-balance sheet investment products.

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

At September 30, 1997, large liability dependence was 4.5%, a decline from 11.2% at June 30, 1997 and 13.68% at December 31, 1996. The decrease in large liability dependence is due to an increase in short-term investments of $11.0 million to $11.3 million at September 30, 1997 compared to $275,000 at June 30, 1997 and zero at December 31, 1996, coupled with the decrease in short-term borrowings of $4.3 million to $290,000 at September 30, 1997 compared to $290,000 at June 30, 1997, $6.5 million at March 31, 1997 and $4.6 million at December 31, 1996. Illini manages the large liability position to be no greater than 20% of net interest-earning assets.

The decrease in short-term borrowings to $290,000 occurred during June 1997, and has remained constant throughout the third quarter, when management restructured its available for sale investment securities portfolio by selling a number of higher risk, long-term, fixed rate securities. Some of the proceeds from the sale of these securities was used to paydown the then existing $4.3 million in short-term borrowings. The remainder of the proceeds was used to restructure the investment securities portfolio to more evenly spread investment security maturities throughout the next five years to match the liquidity needs of the Corporation's borrowers and depositors. Additionally, certain third quarter sales and maturities of investments in debt and equity securities were rolled into federal funds sold of $11.3 million at September 30, 1997. Management's philosophy toward asset/liability management is to utilize less risky, continually maturing investment securities to meet lending and borrower requirements. To the extent investment securities available for sale at any given time are not sufficient to meet lending and borrower needs, management will utilize their federal funds line of credit or Federal Home Loan Bank line.

In November 1996, Illini entered into a contract for construction of a new banking center which will serve as the Company's headquarters in Springfield, Illinois. The cost of the center is $2.5 million, of which $2.1 million has been incurred to date. Construction has been underway throughout the first six months of 1997 with completion expected on or before November 30, 1997. Illini is funding the purchase and construction internally and has increased their investment securities available for sale portfolio and short-term investments to provide a source of funding, if needed. Other expenditures to furnish the new headquarters of approximately $200,000 are expected to be incurred during the fourth quarter of 1997.

PART II.  OTHER INFORMATION


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

        (b)  REPORTS ON FORM 8-K:
              There were no reports on Form 8-K filed for the quarter ended September 30, 1997.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Illini Corporation
   (Registrant)


BY:  /s/ BURNARD K. MCHONE                                 November 7, 1997
--------------------------------------------               -------------------
Burnard K. McHone                                          Date signed
President




By:  /s/ Deann Hager                                       November 7, 1997
--------------------------------------------               -------------------
Deann Hager                                                Date signed
Controller

EXHIBIT INDEX


    Number         Description
    ------         -----------

    27       Financial Data Schedule