Form 10KSB
period 1997-12-31
ILLINI CORP
filed 1998-03-20
CIK 730037

-------------------------------------------------------------------------------

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

                    For the fiscal year ended December 31, 1997
                          Commission file number  0-13343

                                 ILLINI CORPORATION
                   (Name of small business issuer in its charter)

                                      Illinois
                              (State of Incorporation)
                             (I.R.S. Employer I.D. No.)
                                     37-1135429

                               3200 West Iles Avenue
                            Springfield, Illinois 62707
               (Address of principal executive offices and zip code)

                            Issuer's telephone number
                                   (217) 787-5111

                Securities registered pursuant to Section 12(b) of
                                 the Exchange Act:
                                        None

                Securities registered pursuant to Section 12(g) of
                                 the Exchange Act:
                      Common Stock, par value $10.00 per share
                                 (Title and Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been
subject to such filing requirements for the past 90 days.  Yes    X     No
                                                              -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   X
                                      ------

The Registrant's revenues for fiscal year 1997 were $12,705,000.

On March 1, 1998, 448,456 shares of common stock were outstanding. The aggregate market value of such shares held by non-affiliates of the registrant was approximately $12,781,000 (based on the average of the bid and asked prices of securities traded by Robert W. Baird & Co. Incorporated, Peoria, Illinois on March 2, 1998).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's definitive proxy statement dated March 20, 1998, are incorporated by reference into Part III, hereof.

-------------------------------------------------------------------------------

TABLE OF CONTENTS
-------------------------------------------------------------------------------

PART I                                                                     Page
                                                                           ----
1.   Description of Business . . . . . . . . . . . . . . . . . . . . . . . . 2
2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . 7
4.   Submission of Matters to a Vote of Security Holders . . . . . . . . . . 7

PART II
5.   Market for Common Equity and Related Stockholder Matters. . . . . . . . 7
6.   Management's Discussion and Analysis of Financial Condition & Results
      of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
7.   Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . .28
8.   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure. . . . . . . . . . . . . . . . .49

PART III
9.   Directors and Executive Officers of the Registrant. . . . . . . . . . .49
10.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . .49
11.  Security Ownership of Certain Beneficial Owners and Management. . . . .49
12.  Certain Relationships and Related Transactions. . . . . . . . . . . . .49
13.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .50

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .51

PART I
-------------------------------------------------------------------------------


ITEM 1. - DESCRIPTION OF BUSINESS

     Illini Corporation ("Illini" or "Corporation"), a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of the State of Illinois in 1983. Illini presently operates one wholly owned subsidiary bank, Illini Bank, with 18 locations throughout five counties in central Illinois. Illini's executive offices are located at 3200 West Iles Avenue, Springfield, Illinois 62707, and its telephone number is 217/787-5111.
     Illini's management philosophy is to centralize overall corporate policies, procedures, and administrative functions and provide operational support for the subsidiary bank. Within these parameters, each location is allowed flexibility in responding to local market conditions and customer and community needs. Illini is committed to being a well managed, profitable financial institution providing a broad range of financial services and products and contributing to the economic and social environment of its communities.
     Illini Bank ("the Bank") is an Illinois state bank, which had total assets of $154.7 million at December 31, 1997. The Bank maintains 18 banking facilities in the following Illinois communities: Springfield, Lincoln, Petersburg, Auburn, Danvers, Dawson, Divernon, Elkhart, Greenview, Hudson, Mechanicsburg, Owaneco, Sherman, Stonington, and Tallula.
     The Bank offers its customers a wide variety of financial services and products. Deposit products include a variety of checking, NOW, money market, savings, investment sweep accounts, and certificates of deposit. Lending products include short, intermediate, and long-term business and agricultural loans, commercial and residential real estate loans, personal and consumer purchase loans, home equity, and personal secured and unsecured lines of credit. Additional product offerings include letters of credit, credit cards, notary services, safe deposit boxes, and check imaging.
     The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation ("the FDIC") under the Bank Insurance Fund ("BIF") to the maximum amount allowed by law. Illini is supervised and regulated by the Board of Governors of the Federal Reserve (FRB) and the Bank is supervised and regulated by the FDIC and the Office of Banks and Real Estate of the State of Illinois.

-    COMPETITION

     The activities and geographic markets in which Illini is engaged are highly competitive. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.
     The Bank competes with other banks, savings and loan associations, credit unions, industrial loan associations, securities firms, insurance companies, small loan companies, finance companies, mortgage companies, certain governmental agencies, and credit organizations.

-    SUPERVISION AND REGULATION - GENERAL

     Various federal and state banking laws and regulations affect the business of Illini and the Bank. They are subject to supervision, regulation, and periodic examination by the Board of Governors of the Federal Reserve System (the "FRB") and the Commissioner and the FDIC, respectively. The following is a summary of certain statutes and regulations affecting Illini and the Bank. This summary is qualified in its entirety by such statutes and regulations, which are subject to change based on pending and future legislation and action by regulatory agencies. Proposals to change the laws and regulations governing the operation of banks and companies which control banks and other financial institutions are frequently raised in Congress. The likelihood of any major legislation and the impact such legislation might have on Illini or the Bank are, however, impossible to predict.

-    THE BANK HOLDING COMPANY ACT

     As a bank holding company, Illini is subject to regulation by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The BHCA restricts the product range of a bank holding company by circumscribing the types of businesses it may own or acquire. The BHCA limits a bank holding company to owning and managing banks or companies engaged in activities determined by the FRB to be closely related to banking.
     Among the activities that the FRB has determined are closely related to banking are activities that are usual in connection with making, acquiring, brokering or servicing loans, leasing personal or real property, engaging in trust company functions, acting as investment or financial advisor, providing securities brokerage services, certain management consulting and counseling services, engaging in certain insurance agency activities and providing data processing services.
     The BHCA requires a bank holding company to obtain the prior approval of the FRB before acquiring substantially all of the assets or direct or indirect ownership or control of more than five percent of the voting shares of a bank or a bank holding company or merging or consolidating with any other bank holding company.
     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), since September 29, 1995, the FRB is permitted, under specified circumstances, to approve the acquisition by a bank holding company located in one state of a bank or a bank holding company located in another state, without regard to any prohibition contained in state law.
     The Riegle-Neal Act permits states to require that a target bank have been in operation for a minimum period, up to five years, and to impose non-discriminatory limits on the percentage of the total amount of deposits with insured depository institutions in the state which may be controlled by a single bank or bank holding company. In addition, the Riegle-Neal Act imposes federal deposit concentration limits (10% of nationwide total deposits, and 30% of total deposits in the host state on applications subsequent to the applicant's initial entry to the host state), and adds new statutory conditions to FRB approval, i.e., the applicant meets or exceeds all applicable federal regulatory capital standards and is "adequately managed."

     The Riegle-Neal Act also authorized, effective June 1, 1997, the responsible federal banking agency to approve applications for mergers of depository institutions across state lines without regard to whether such activity is contrary to state law. Any state could, however, by adoption of a non-discriminatory law after September 29, 1994 and before June 1, 1997, either elect to have this provision take effect before June 1, 1997 or opt-out of the provision. The effect of opting out is to prevent banks chartered by, or having their main office located in, such state from participating in any interstate branch merger. Each state is permitted to retain a minimum age requirement of up to five years, a non-discriminatory deposit cap, and non-discriminatory notice or filing requirements. The responsible federal agency will apply the same federal concentration limits and capital management adequacy requirements noted above with respect to BHCA applications. Only Texas opted-out of the interstate merger provision.
     While Illinois adopted legislation to opt-in to the interstate merger provision, unlike some states and as permitted by federal law, Illinois law does not authorize the establishment of de novo branches or the purchase by an out-of-state bank of one or more branches of a bank with its main office in Illinois. Since the laws of the various states which do authorize de novo branches or branch purchases normally have reciprocity provisions, Illinois state-chartered banks generally are not able to establish or acquire branches in other states except through the merger with a bank in another state.
     Branches acquired in a host state by both out-of-state state-chartered and national banks will be subject to community reinvestment, consumer protection, fair lending, and interstate branching laws of the host state to the same extent as branches of a national bank having its main office in the host state. Among other things, the Riegle-Neal Act also preserves state taxation authority, prohibits the operation by out-of-state banks of interstate branches as deposit production office, imposes additional notice requirements upon interstate banks proposing to close branch offices in a low or moderate-income area, and creates new Community Reinvestment Act evaluation requirements for interstate depository institutions.

-    DIVIDEND RESTRICTIONS

     Illini's principal source of income is the Bank's payment of dividends on the stock of the Bank owned by Illini. Illinois law restricts the Bank's ability to pay these dividends. Under the Illinois Banking Act, no dividend may be declared by an Illinois state-chartered bank (i) except out of the bank's net profits and (ii) unless the bank has transferred to surplus at least one-tenth of its net profits since the date of the declaration of the last preceding dividend, until the amount of its surplus is at least equal to its capital. Net profits under the Illinois Banking Act must be adjusted for losses and bad debts (i.e. debts owing to the bank on which interest is past due and unpaid for a period of six months or more unless such debts are secured and in the process of collection).
     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), no insured depository institution may declare any dividend if, following the payment of such dividend, the institution would be under capitalized.

-    TRANSACTIONS WILL AFFILIATES AND INSIDERS

     The Bank and Illini are affiliates of each other and, as such, are subject to certain federal restrictions on loans and extensions of credit to Illini, on investments in Illini's and its affiliates' securities, on acceptance of such securities as collateral for loans to any borrower and on leases and services and other contracts between the Bank and Illini. Additionally, regulations allow the Bank to extend credit to the Bank's and its affiliates' executive officers, directors, and principal shareholders or their related interests only if the loan is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-insiders. Moreover, loans to insiders must not involve more than the normal risk or repayment or present other unfavorable features and must, in certain circumstances, be approved in advance by a majority of the entire board of directors of the Bank. The aggregate amount that can be lent to all insiders is limited to the Bank's unimpaired capital surplus.

-    DEPOSIT INSURANCE

     Deposits held by the Bank are insured, to the extent permitted by law, by the Bank Insurance Fund ("BIF") administered by the FDIC. A minimum designated reserve ratio of 1.25 percent of insured deposits has been established for the BIF. However, the FDIC may set a higher designated reserve ratio if circumstances raise a significant risk of substantial future losses to the BIF. Assessment rates are established sufficient to maintain reserves at the designated reserve ratio or, if the ratio is less than the designated ratio, to increase the ratio to the designated ratio within a reasonable period of time.
     As required under FDICIA, the FDIC has established a system or risk-based deposit insurance premiums. Under this system each insured institution's assessment is based on the probability that the BIF will incur a loss related to that institution, the likely amount of the loss, and the revenue needs of the BIF.
     Under the risk-based assessment system, currently, a depository institution pays an assessment of between 0 cents and 27 cents per $100 of insured deposits based on its capital level and risk classification. To arrive at a risk-based assessment for an insured institution, the FDIC places it in one of nine risk categories using a two step analysis based first on capital ratios and then on relevant supervisory information. In addition, in 1996, pursuant to the Deposit Insurance Funds Act, enacted by Congress in September, the FDIC imposed a special assessment on bank deposits at a rate not tied to risk classification in order to service debt on the Financing Corporation (FICO) bonds issued in connection with the federal government's bail out of the thrift industry. Any further significant changes in the deposit insurance assessment rate imposed by the FDIC could have a material effect on the earnings of Illini.

-    CAPITAL REQUIREMENTS

     The FRB has imposed risk-based capital guidelines applicable to Illini. These guidelines require that bank holding companies maintain capital commensurate with both on and off balance sheet credit and other risks of their operations. Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets of 8 percent. In addition, a bank holding company must maintain a minimum ratio of Tier 1 capital equal to 4 percent of risk-weighted assets. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. As a supplement to risk-based capital requirements, the FRB has also imposed leverage capital ratio requirements. The leverage ratio requirements establish a minimum required ratio of Tier 1 capital to total assets less goodwill of 3 percent for the most highly rated bank holding companies. All other bank holding companies are required to maintain additional Tier 1 capital yielding a leverage ratio of 4 percent to 5 percent, depending on the particular circumstances and risk profile of the institution. Refer to the Capital Resources Section of Item 6 and Note 12 included under Item 7 for a summary of Illini's capital ratios as of December 31, 1997 and 1996.
     The Bank is also subject to risk-weighted capital standards and leverage measures which are similar, but in some cases not identical, to the requirements for bank holding companies which apply to Illini. At December 31, 1997, the Bank met all applicable capital requirements. Under FDICIA, the federal bank regulators must take various specified prompt corrective actions based on levels of an insured depository institution's capital that are below the adequately capitalized level. These prescribed actions increase restrictions on the institution as its capital declines.

-    SAFETY AND SOUNDNESS GUIDELINES

     As required by federal law, the federal banking regulators have adopted interagency guidelines (the "Guidelines") establishing standards for safety and soundness for depository institutions on matters such as internal controls, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth and quality, earnings, and compensation and other benefits. In general, the Guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve these goals. If an institution fails to comply with any of the standards set forth in the Guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the Guidelines states that an agency expects to require a compliance plan from an institution whose failure to meet one or more standards is of such severity that it would threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.
     FDIC regulations also require all depository institutions to be examined annually by the banking regulators and require insured depository institutions having $500 million or more in total assets to prepare annual financial statements which are audited by an independent public accountant, to have an audit committee comprised solely of outside directors, and to hire outside auditors to evaluate the institution's internal control structure and procedures and compliance with laws and regulations relating to safety and soundness. For institutions that are subsidiaries of bank holding companies, the financial statement requirement can be satisfied by audited financial statements of the consolidated bank holding company. Other audit related requirements for subsidiary institutions that have total assets of less than $5 billion or assets of $5 billion or more and a composite CAMEL rating of 1 or 2 also may be satisfied by the parent bank holding company. The FDIC, in adopting the regulations, reiterated its belief that every depository institution, regardless of size, should have an annual independent audit and an independent audit committee.

-    MONETARY POLICY AND ECONOMIC CONDITIONS

     The business of commercial banks, such as the Bank is affected by monetary and fiscal policies of various regulatory agencies, including the FRB. Among the regulatory techniques available to the FRB are open market operations in United States Government securities, changing the discount rate for member bank borrowings, and imposing and changing the reserve requirements applicable to member bank deposits and to certain borrowings by member banks and their affiliates (including parent companies). These policies influence to a significant extent the overall growth and distribution of bank loans, investments and deposits and the interest rates charged on loans, as well as the interest rates paid on savings and time deposits.
     The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of constantly changing conditions in the national economy and the money market, as well as the effect of acts by the monetary and fiscal authorities, including the FRB, no definitive predictions can be made by Illini or the Bank as to future changes in interest rates, credit availability, deposit levels, or the effect of any such changes on Illini's or the Bank's operations and financial condition.

-    EMPLOYEES

     As of December 31, 1997, Illini and the Bank had 132 total employees and 97 full-time employees.

-    STATISTICAL DISCLOSURE

                                                                       PAGE(S)
Consolidated Average Balances, Interest
     Income/Expense and Yields/Rates . . . . . . . . . . . . . . . . . 19 & 20
Rate/Volume Variance Analysis. . . . . . . . . . . . . . . . . . . . . . . .18
Investment Securities Available for Sale . . . . . . . . . . . . . . . . . . 9
Investment Securities Available for Sale Maturity Schedule . . . . . . . . .11
Loan Portfolio . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11
Selected Loan Maturity and Interest Rate Sensitivity . . . . . . . . . . . .12
Nonperforming Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .21
Summary of Loan Loss Experience. . . . . . . . . . . . . . . . . . . . . . .22
Allocation of Allowance for Loan Losses. . . . . . . . . . . . . . . . . . .22
Maturities of Time Deposits. . . . . . . . . . . . . . . . . . . . . . . . .13
Return on Equity and Assets. . . . . . . . . . . . . . . . . . . . . . . . .13
Interest Rate Sensitivity Analysis . . . . . . . . . . . . . . . . . . . . .14
Noninterest Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .25
Noninterest Expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . .26

ITEM 2. - PROPERTIES

     Illini's corporate offices are located at 3200 West Iles Avenue, Springfield, Illinois. The Bank owns 16 and leases two of the banking offices at which it operates. Operating leases are further discussed in Note
5 in Item 7. The Bank operates four banking offices in Springfield, Illinois and one each in the following Illinois communities: Auburn, Danvers, Dawson, Divernon, Elkhart, Greenview, Hudson, Lincoln, Mechanicsburg, Owaneco, Petersburg, Sherman, Stonington, and Tallula. The Bank leases space for the banking offices in Lincoln and Petersburg.
     The Bank owns one property in the Bloomington-Normal, Illinois market acquired for future expansion. In 1998, management will decide whether to go forward with expansion plans into this market. If expansion plans are halted, management will make efforts to aggressively dispose of the property. Management feels that disposal of this property will not have a material effect on the financial position of Illini.

ITEM 3. - LEGAL PROCEEDINGS

     Management believes that neither Illini nor the Bank is a party to any pending legal proceedings other than ordinary routine litigation incidental to its business. Routine litigation is not expected to materially affect Illini's stockholders' equity or financial position.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.


PART II.
-------------------------------------------------------------------------------


ITEM 5. - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Illini is traded on the Nasdaq over the counter market. The following table sets forth the high and low bid prices of the common stock of Illini as reported by Dean Witter Reynolds, Inc., Springfield, Illinois in 1996 and R.W. Baird, Peoria, Illinois in 1997. The prices shown do not reflect retail mark-ups, markdowns, or commissions and may not represent actual transactions.

-------------------------------------------------------------------------------

                                                                       CASH
                                                                  DIVIDENDS
                    1997                 HIGH            LOW       DECLARED
                    -------------------------------------------------------
                    1ST QUARTER       $ 25.50        $ 25.50           $.25
                    2ND QUARTER         27.00          25.50            .25
                    3RD QUARTER         27.00          27.00            .25
                    4TH QUARTER         28.00          27.00            .25
                                                                       Cash
                                                                  Dividends
                    1996                 High            Low       Declared
                    -------------------------------------------------------
                    1st Quarter       $25.50         $25.00        $.22 1/2
                    2nd Quarter        25.50          25.50         .22 1/2
                    3rd Quarter        25.50          25.50         .22 1/2
                    4th Quarter        25.50          25.50         .27 1/2

As of December 31, 1997, there were 1,538 shareholders of record of Illini common stock.

-------------------------------------------------------------------------------


ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-    INTRODUCTION

     The following discussion highlights the significant factors affecting the operations and financial condition of Illini for the two years ended December 31, 1997. The discussion should be read in conjunction with the consolidated financial statements, accompanying notes, and selected financial data appearing elsewhere within this report.
     Illini cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report, or made by management involve estimates and uncertainties and are subject to change based upon various important factors. Actual results for 1998 and beyond could differ materially from results expressed or implied by forward looking statements in this report.

-    SUMMARY

     Net income for 1997 was $650,000 or $1.45 per share. This represents 39.8% increase from 1996's net income of $465,000. In 1996, a high level of loan losses and resulting increased provision expense significantly impacted earnings.
     Credit quality improved throughout 1997. The level of nonperforming loans, net charge-offs, and other asset quality indicators all improved in 1997. Consequently, provision for loan losses expense declined 73.5% from $1,130,000 in 1996 to $300,000 in 1997. Management feels that improved credit quality is the result of several credit risk management initiatives instituted in 1995 and 1996 and maintained throughout 1997. These initiatives included a new credit policy, centralized commercial loan underwriting, new problem loan identification and grading processes, and a change in executive management responsibility for the loan portfolio in late 1996. Further discussion of credit quality is presented on page 21.
     Although the provision for loan losses declined $830,000, net income increased only $185,000 or 39.8% from 1996 to 1997. Improved earnings resulting from lower provision expense were offset by $581,000 increase in noninterest expense. The increase in operating expenses was primarily in four areas.

Increased occupancy and equipment expense relating to the opening of a new main banking facility in December 1997, increased loan collection expense resulting from more aggressive problem loan management efforts, increased data processing costs, and a large increase in fees paid to outside consultants and attorneys to assist management in strategic planning and shareholder related activities.
     Net interest income and noninterest income held steady in 1997. Net interest income totaled $6.29 million in 1997 and $6.35 million in 1996. Noninterest income was $1.62 million in 1997 and $1.59 million in 1996.
     Management will focus on maintaining improved credit quality, controlling operating costs, and increasing the Bank's revenues through improved sales efforts in 1998 and beyond. In late 1997, Illini concluded a strategic plan and decided to:

     -    Engage a consulting firm to reengineer the Bank's operations;
     -    Franchise its present banking offices;
     -    Redesign the Bank's retail facilities; and
     - Evaluate the appropriateness of selling commercial properties no longer needed in its operation.

     The following table details changes in Illini's net income per share over the last two fiscal years.
-------------------------------------------------------------------------------

                        CHANGE IN EARNINGS PER SHARE (EPS)
                                 FOR 1997 AND 1996

                                                     1997-96        1996-95
                                                     -------        -------
               PER SHARE
               Net income prior period               $ 1.04         $ 3.07
               Change in EPS attributable to:
                   Net interest income                (0.12)         (0.30)
                   Provision for loan losses           1.85          (1.39)
                   Noninterest income                  0.08          (1.70)
                   Noninterest expense                (1.30)         (0.02)
                   Income tax expense                 (0.10)          1.38
                                                      ------         ------
               Net increase (decrease)                 0.41          (2.03)
                                                      ------         ------
               Net income current period             $ 1.45         $ 1.04
                                                      ------         ------
                                                      ------         ------

-------------------------------------------------------------------------------


-    OVERVIEW-BALANCE SHEET REVIEW

     Average assets were $146.7 million in 1997, a decline of $2.8 million or 1.9% from 1996. Average loans were $87.5 million in 1997, a decline of $8.4 million or 8.7% from 1996. The decrease in average total loans was primarily the result of management's emphasis on evaluating and managing the credit risk within existing loan relationships. Efforts to aggressively pursue new loan relationships were put on hold until credit quality procedures and controls were fully implemented and tested. New business development efforts that were initiated in late 1997 have not yet resulted in increased loan or other financial product activity. Average deposits were $128.4 million in 1997, a decline of $2.6 million or 2% from 1996.

-    SECURITIES

     Total securities as of December 31, 1997 were $46.8 million, an increase of $6.4 million or 15.8% over the prior year-end. At December 31, 1997 and 1996, the total securities portfolio comprised 30.2% and 27.6%, respectively, of total assets. In December 1995, all securities classified as held to maturity were reclassified into the available for sale category. The transfer was in response to the Financial Accounting Standards Board's (FASB) decision to allow companies a one-time opportunity to reclassify their investment portfolios. This reclassification significantly improved Illini's ability to manage interest rate and liquidity risk. This may cause additional fluctuations in the unrealized gain or loss component of total stockholders' equity. However, federal banking regulations exclude this component from regulatory risk-based capital calculations.
     Illini's investment strategy is to maximize portfolio yields commensurate with credit risk and liquidity considerations. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment. Approximately $3.3 million or 7.1% of the securities portfolio matures or reprices within one year. Scheduled maturities and the prepayment of mortgage-backed securities represent a source of liquidity for the Bank as well as federal funds sold, federal funds purchased lines, and lines of credit established at other banks which are discussed further in the Liquidity section of this report.
     Mortgage-backed securities as of December 31, 1997 totaled $10.4 million and represent 22.2% of total securities. The distribution of mortgage-backed securities include $7.8 million of U.S. government agency mortgage-backed pass through securities and $2.6 million of private issue collateral mortgage obligations, all of which are rated AAA.
     At December 31, 1997, securities available for sale totaled $46.8 million. There were no securities classified as held to maturity or trading at the end of 1997 or 1996. The securities available for sale portfolio at the end of 1997 included gross unrealized gains of $339,000 and gross unrealized losses of $88,000, of which the combined effect, net of tax, is included as an unrealized gain in stockholders' equity. For comparative purposes, at December 31, 1996, gross unrealized gains of $208,000 and gross unrealized losses of $377,000 were included in the securities available for sale portfolio. For further analysis of the securities portfolio, see Note 3 in Item 7.

-    MATURITIES AND DURATION

     The maturities and weighted average yields of the investment portfolio at the end of 1997 are presented in the following table. Maturities of private mortgage-backed securities are based on their average expected lives and include the effects of anticipated prepayments. All other securities are listed at their actual maturity or contractual repricing interval. The amounts and yields disclosed reflect the net carrying value, which is the same as market value. Taxable equivalent adjustments, using a 34% tax rate, have been made in calculating yields on tax-exempt obligations.
     The securities portfolio at December 31, 1997 contained no securities of any issuer with an aggregate book or market value in excess of 10% of Illini's shareholders' equity, excluding those issued by the United States government, or its agencies or corporations.

-------------------------------------------------------------------------------

                         MATURITIES AND YIELD OF SECURITIES

                                                           WEIGHTED AVERAGE
                                                TOTAL     TAX EQUIVALENT YIELD
                                               --------  ---------------------
                                                    (dollars in thousands)
          U.S. Treasury securities:
               0 to 1 year                     $    751           5.77%
               1 to 5 years                       1,255           5.89
                                               --------
               Total                           $  2,006           5.84%
                                               --------         ------
                                               --------         ------
          U.S. government agencies:
               1 to 5 years                    $18,113            6.25%
               5 to 10 years                     5,998            6.62
               Over 10 years                       493            7.00
                                               --------
               Total                           $24,604            6.36%
                                               --------         ------
                                               --------         ------
          Mortgage-backed securities and
            Collateralized mortgage obligations:
               1 to 5 years                     $   624           6.65%
               5 to 10 years                      6,220           6.57
               Over 10 years                      3,565           6.81
                                               --------
               Total                            $10,409           6.66%
                                               --------         ------
                                               --------         ------
          States of the U.S. and political
            subdivisions:
               0 to 1 year                      $ 1,099           6.81%
               1 to 5 years                       2,381           6.84
               5 to 10 years                      1,744           7.17
               Over 10 years                      4,146           7.23
                                               --------
               Total                            $ 9,370           7.07%
                                               --------         ------
                                               --------         ------
          FHLB stock and other
            equity securities, no
            stated maturity                     $   445           ----

          Total securities:
               0 to 1 year                      $ 1,850           6.39%
               1 to 5 years                      22,373           6.31
               5 to 10 years                     13,962           6.67
               Over 10 years                      8,204           7.04
               No stated maturity                   445
                                               --------
               Total                            $46,834           6.55%
                                               --------         ------
                                               --------         ------

-------------------------------------------------------------------------------


-    LOANS

     Illini's loan portfolio consists of a diverse variety of loan types within the following major categories: commercial real estate, residential real estate, consumer, commercial, and agricultural loans.
     Average total loans declined $8.4 million from $95.9 million in 1996 to $87.5 million in 1997. Contraction in the loan portfolio resulted primarily from management's priority on evaluating and managing credit risk in existing loan relationships over new business development.
     The largest contraction was in consumer loans for which the average balance declined $3.4 million to

$14.4 million in 1997. Commercial business loans declined $2.5 million to $11.3 million and residential real estate loans declined $2.2 million to $24.7 million. Commercial real estate loans at $28.3 million, agricultural loans at $5.7 million, and agricultural real estate loans at $2.4 million, all remained relatively stable in 1997.
     All of Illini's loans are domestic. Illini does not currently engage in foreign loans, lease financing, or loans to financial institutions. Additionally, Illini does not have any concentration of loans exceeding 10% of total loans, which are not otherwise disclosed under "types of loans."
     Each major type of loan will normally have different risk elements associated with it. Real estate loans and installment loans to individuals can be affected by the general strength of the economy in a given geographical area. A wide range of economic and other factors can impact the businesses to which commercial loans are extended. Such things as drought, floods, U.S. and foreign market prices, and federal government subsidies and programs can affect agricultural loans. Illini's susceptibility to these risk elements has diminished as prior deficiencies in overall loan portfolio management and credit risk management systems and controls have been corrected.

-    TYPES OF LOANS

     A summary of loans by type as of December 31, 1997 and 1996 is set forth in
Note 4 in Item 7.

-    MATURITIES AND INTEREST RATE SENSITIVITY OF LOANS

     $22.9 million or 26.5% of the Bank's loan portfolio reprices within one year. $81.1 million or 93.9% of the portfolio reprices within five years. The relatively short duration of the loan portfolio requires diligence on the part of management to replace and/or renew maturing loans more frequently. However, it benefits the Bank by decreasing its susceptibility to rising interest rates and by allowing management more frequent opportunities to reassess and adjust loan agreements with borrowers and to exit deteriorating loan relationships. 54.8% of commercial and agricultural loans mature within one year.

LOANS

-----------------------------------------------------------------------------------------------------------
                                                                           MATURITY
                                                    -----------------------------------------------------
                                                    ONE YEAR       ONE TO         AFTER
                                                     OR LESS     FIVE YEARS     FIVE YEARS        TOTAL
                                                    --------     ----------     ----------      ----------
                                                                     (dollars in thousands)
Commercial, financial, and agricultural               $9,079         $6,420         $1,066        $16,565
Real estate construction                               3,321          2,603            613          6,537
                                                     -------        -------        -------        -------
                                                     $12,400         $9,023         $1,679        $23,102
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------
                                                           INTEREST SENSITIVITY
                                                    --------------------------------------
                                                      FIXED      FLOATING OR
                                                    INTEREST      ADJUSTABLE
                                                      RATES     INTEREST RATES     TOTAL
                                                    --------    --------------    -------
                                                                 (dollars in thousands)
Loans due after one but within five years             $5,667         $3,356         $9,023
Loans due after five years                               516          1,163          1,679
                                                     -------        -------        -------
                                                      $6,183         $4,519        $10,702
                                                     -------        -------        -------
                                                     -------        -------        -------
-----------------------------------------------------------------------------------------------------------

DEPOSITS

-----------------------------------------------------------------------------------------------------------
                                                          AVERAGE BALANCES OF DEPOSITS AND
                                                                     COST OF FUNDS
                                                    -------------------------------------------------------
                                                               1997                          1996
                                                              AVERAGE                       AVERAGE
                                                    -------------------------     -------------------------
                                                     BALANCE           RATE        BALANCE           RATE
                                                    --------         --------     ---------         -------
                                                                     (dollars in thousands)
Noninterest bearing demand deposits                  $20,246            ---        $18,965            ---
NOW and money market deposit accounts                 27,311           2.92%        27,678           2.65%
Savings deposits                                      18,287           2.47         19,802           2.49
Time deposits                                         62,533           5.46         64,547           5.55
                                                     -------                       -------
                                                    $128,377           3.63%      $130,992           3.67%
                                                     -------        -------        -------        -------
                                                     -------        -------        -------        -------

-----------------------------------------------------------------------------------------------------------

                                               MATURITY OF TIME DEPOSITS GREATER THAN $100,000
                                                           AT DECEMBER 31, 1997
                                               -----------------------------------------------
                                                    TIME          OTHER
                                                CERTIFICATES       TIME
                                                 OF DEPOSIT      DEPOSITS          TOTAL
                                               --------------   -----------      ---------
                                                        (dollars in thousands)
Three months or less                                 $6,129         $1,050        $ 7,179
Three to six months                                   6,037           ----          6,037
Six to twelve months                                  2,600            950          3,550
Over twelve months                                    1,893           ----          1,893
                                                     -------        ------        -------
                                                    $16,659         $2,000        $18,659
                                                     -------        ------        -------
                                                     -------        ------        -------
-----------------------------------------------------------------------------------------------------------


     Average deposits decreased $2.6 million or 2.0% to $128.4 million in 1997. Due to the reduction in deposits required to fund loan growth, management was able to hold deposit rates steady. The Bank's overall cost of funds fell four basis points to 3.63% in 1997.
     Even though average deposit balances were down, year-end total deposits reflected a healthy increase. Total deposits were up $11.8 million or 9.4% to $137.6 million in 1997. A newly priced money market deposit product and the Bank's Check Smart Check imaging products introduced in 1997 contributed to the increase.
     Noninterest bearing accounts increased $4.3 million to $25.1 million, NOW and Money Market accounts were up $5.5 million to $30.6 million, and Time Deposits increased $2.3 million to $64.1 million in 1997.
     Total deposits had declined $7.5 million or 6.0% to $125.8 million in 1996.

-    LIQUIDITY

     Liquidity represents the availability of funding to meet obligations to depositors, borrowers, and creditors at a reasonable cost without adverse consequences. Accordingly, the liquidity position is influenced by the funding base and asset mix.
     Illini requires adequate liquidity to pay its expenses and pay stockholder dividends. Liquidity is provided to Illini from the Bank in the form of dividends. In 1997, dividends from the Bank amounted to $0.9 million compared to $0.6 million in 1996. The Bank's liquidity is provided by bank cash balances, liquidation of short-term investments, loan payments, an overnight federal funds line of credit, and borrowings on a line of credit available with the Federal Home Loan Bank of Chicago. While the Bank is limited in the amount of dividends it pays, as of December 31, 1997, approximately $0.6 million was available for payment to Illini in the form of dividends without prior regulatory approval.
     Cash and cash equivalents which includes federal funds sold increased $6.7 million from December 31, 1996 to December 31, 1997. The $6.7 million increase resulted from net cash provided by financing activities of $7.4 million and $1.0 million from operations offset by $1.7 million used in investing activities.
The majority of the increase in cash and cash equivalents was in federal funds sold which ended 1997 at $6.8 million. This balance represents funds awaiting investment from sales of investment securities which occurred late in 1997 and, to a lesser extent, funds held in anticipation of first quarter 1998 loan activity.
     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities, and sales of investment securities available for sale.
     The liability portion of the balance sheet provides liquidity through federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. As of December 31, 1997, Illini has established an overnight federal funds line of credit with an unaffiliated financial institution in the amount of $3.5 million, with the entire amount available for borrowing. The Bank is also a member of the Federal Home Loan Bank of Chicago and has established a line of credit of approximately $4.0 million as of December 31, 1997, with the entire amount available for additional borrowings. The various sources of liquidity available to the Bank provide ample long-term as well as short-term funding alternatives.

-    INTEREST RATE SENSITIVITY

     In conjunction with maintaining a satisfactory level of liquidity, management monitors the degree of interest rate risk assumed on the balance sheet. Illini monitors its interest rate risk by the use of static and dynamic gap models at the one-year interval. The static gap model monitors the difference in interest rate sensitive assets and interest rate sensitive liabilities as a percentage of total assets that mature within the specified time frame. The dynamic gap model goes further in that it assumes that interest rate sensitive assets and liabilities will be reinvested. Illini uses the Profit Star system to monitor its interest rate risk. Illini desires an interest sensitivity gap of not more than 15% of total earning assets at the one-year interval.
     The Bank's static interest rate gap position as of December 31, 1997 is presented below.


--------------------------------------------------------------------------------------------------------------
                                                              INTEREST RATE SENSITIVITY ANALYSIS
                                          --------------------------------------------------------------------
                                           UP TO 3        4 TO           TOTAL           OVER
                                            MONTHS      12 MONTHS        1 YEAR         1 YEAR          TOTAL
                                          ---------    ------------     --------      ---------       ---------
                                                                 (dollars in thousands)
Interest-earning assets:
   Loans                                  $ 12,872       $  9,996       $ 22,868       $ 63,518       $ 86,386
   Debt and marketable equity securities       838          2,478          3,316         43,518         46,834
   Federal funds sold                        6,755            ---          6,755            ---          6,755
                                          --------       --------       --------       --------       --------
          Total interest-earning assets   $ 20,465         12,474         32,939        107,036        139,975
Interest-bearing liabilities:
   Savings, NOW, and money market         $ 24,208            ---         24,208         24,208         48,416
   Time deposits                            19,005         30,983         49,988         14,089         64,077
   Federal funds purchased and securities
      sold under agreements to repurchase      615            ---            615            100            715
                                          --------       --------       --------       --------       --------
          Total interest-bearing
           liabilities                    $ 43,828         30,983         74,811         38,397        113,208

Gap by period                             $(23,363)       (18,509)       (41,872)        68,639         26,767

Cumulative gap                            $(23,363)       (41,872)       (41,872)        26,767         26,767

Cumulative gap as a percent of earning
assets                                     -16.69%         -29.91%        -29.91%         19.12%         19.12%
--------------------------------------------------------------------------------------------------------------

     In late 1996 and early 1997, management extended the duration of the Bank's investment portfolio. Although this resulted in a 35 basis points increase in the investment portfolio yield for 1997, it also increased the Bank's interest rate sensitivity. Given the Bank's negative gap, a sharp rise in interest rates would decrease net income. Management has taken steps to shorten the duration of the investment portfolio and bring its interest sensitivity gap back down to within its stated guidelines. There can be no assurance, however, that such steps will have the desired result.

-    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative financial instruments include futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Bank currently does not enter into futures, forwards, swaps, or options. However, the Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and require collateral from the borrower if deemed necessary by the Bank. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party up to a stipulated amount and within specified terms and conditions.
     Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Bank until and unless the instrument is exercised.
     The Bank's exposure to market risk is reviewed by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent, such as the uncertainty of market interest rates, and that its goal is to identify and minimize the risks. The primary tool management uses to monitor and manage interest rate risk is a static gap report. The Bank has no market risk sensitive instruments held for trading purposes.

The condensed gap report summarizing the Bank's interest rate sensitivity is as follows:

------------------------------------------------------------------------------------------------------------------------

                                                                        MARKET RISK SENSITIVE INSTRUMENTS
                                                    --------------------------------------------------------------------
                                                                   OVER 1         OVER 3
                                                               YEAR THROUGH    YEARS THROUGH      OVER
                                                      1 YEAR      3 YEARS         5 YEARS        5 YEARS          TOTAL
                                                    --------- --------------  ---------------   ---------        -------
                                                                              (dollars in thousands)
Assets:
   Debt and marketable equity securities            $  3,316          9,114         13,259         21,145         46,834
   Loans                                              22,868         45,982         12,257          5,279         86,386
   Federal funds sold                                  6,755            ---            ---            ---          6,755
                                                    --------       --------       --------       --------       --------
Total assets                                        $ 32,939         55,096         25,516         26,424        139,975
                                                    --------       --------       --------       --------       --------
                                                    --------       --------       --------       --------       --------
Liabilities:
   Savings, NOW and money market (1)                $ 24,208         24,208            ---            ---         48,416
   Time deposits                                      49,988         13,717            370              2         64,077
   Federal funds purchased and securities
      sold under agreements to repurchase                615            100            ---            ---            715
                                                    --------       --------       --------       --------       --------
Total liabilities                                   $ 74,811         38,025            370              2        113,208
                                                    --------       --------       --------       --------       --------
                                                    --------       --------       --------       --------       --------

                                                                    AVERAGE        ESTIMATED
                                                      TOTAL       INTEREST RATE   FAIR VALUE
                                                     ------       -------------   ----------
Assets:
   Debt and marketable equity securities (2)        $ 46,834           6.85%       $46,384
   Loans (2)                                          86,386           9.42         86,024
   Federal funds sold                                  6,755           5.32          6,755

Liabilities:
   Savings, NOW and money market                    $ 48,416           2.74%       $48,416
   Time deposits                                      64,077           5.46         64,475
   Federal funds purchased and securities
      sold under agreements to repurchase                715           5.46            715


 (1) Management's experience with interest bearing checking accounts, money market and savings deposits has been that, although these deposits are subject to immediate withdrawal or repricing, a portion of the balances has remained relatively constant in periods of both rising and falling rates. Therefore, a portion of these deposits is included in the over 1 year through 3 years.
(2)  Interest rates are presented on a fully taxable equivalent basis.

-------------------------------------------------------------------------------


-    CAPITAL RESOURCES

     Total shareholders' equity increased from $14.5 million at December 31, 1996 to $15.0 million at December 31, 1997. The primary source of capital of Illini is retained earnings. Cash dividends per share were $1.00 for 1997 and $0.95 for 1996. Illini retained 31.0% of its earnings for 1997 and 8.4% for 1996. 1996's retained earnings as a percentage of net income was unusually low because loan losses depressed 1996's net income.
     Regulatory guidelines require bank holding companies, commercial banks, and thrifts to maintain certain minimum ratios and define companies as "well capitalized" that sufficiently exceed the minimum ratios. The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions. To be "well capitalized," banks must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%. The Bank's ratios as of December 31, 1997 were 9.59%, 14.11%, and 15.39%, respectively, which meet the criteria for "well capitalized." The Corporation's ratios as of December 31, 1997 were 9.78%, 14.40%, and 15.67%, respectively.

     As of December 31, 1997, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on the Corporation's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------

                                                                    KEY RATIOS
                                                           FOR THE YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------------------
                                         1997          1996           1995           1994           1993
                                         ----          ----           ----           ----           ----
Return on average assets                 0.44%          0.31%          0.89%          0.86%          0.76%
Return on average equity                 4.44           3.25          10.08          10.77          10.25
Dividend payout ratio                   69.00          91.17          29.29          26.23          24.91
Average equity to assets ratio           9.98           9.58           8.87           7.94           7.42

---------------------------------------------------------------------------------------------------------


-    NET INTEREST INCOME

     Net interest income is the principal component of Illini's net income stream and represents the difference between interest and fee income generated from earning assets and interest expense paid on deposits and borrowed funds. Fluctuations in interest rates as well as volume and mix changes in earning assets and interest bearing liabilities can materially impact net interest income. The discussion of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.
     Interest income and interest expense were both down $0.2 million from 1996 to 1997, which allowed net interest income to hold steady at $6.3 million. Illini's net interest margin has been consistent over the last three years increasing from 4.75% in 1995, to 4.88% in 1996, and 4.96% in 1997.
     The slight decline in interest income was primarily the result of a decline of $8.4 million in average loans from 1996 to 1997, which was offset by the average yield earned on loans that increased 15 basis points in 1997 to 9.42%.
     The $0.6 million decrease in interest and fees on loans in 1997 was offset by an increase of $0.4 million in interest income on investments. Average investment securities increased $2.0 million in 1997 to $43.5 million. The average yield on investment securities increased 35 basis points to 6.85% in 1997. The increase in the yield in 1997 was due primarily to extending the effective duration of the investment portfolio. In late 1997, in order to decrease the Bank's overall interest rate risk, management adjusted the investment portfolio to decrease this duration. This is expected to result in lower overall investment portfolio yields in 1998. The adjustments to the investment portfolio resulted in an increase in short term investments in 1997. Average short-term investments were $3.1 million in 1997 compared to $0.7 million in 1996.
     The slight decline in interest expense was primarily the result of a decline of $4.2 million in average interest bearing liabilities from $114.5 million in 1996 to $110.3 million in 1997. Most of this decline was in time deposits less than $100,000, which decreased $2.7 million to $46.2 million in 1997. The average rate paid on interest bearing liabilities held steady from 1996 to 1997.
     Net interest income declined $0.1 million to $6.3 million from 1995 to 1996. Interest income decreased 2% to $11.6 million and interest expense decreased 3% to $4.9 million from 1995 to 1996. The decline in interest income in 1996 was due primarily to a reduction in average loans of $7.8 million of which the 1995 sale of one of Illini's rural branches contributed $5.6 million. The decline in interest expense in 1996 was primarily due to a reduction of $4.6 million in average interest bearing liabilities. The branch that was sold in 1995 had contributed $10.7 million to 1995's average interest bearing liabilities.

------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME - RATE/VOLUME VARIANCE ANALYSIS


                                                             1997-96                                    1996-95
                                        ------------------------------------------   -----------------------------------------
                                          CHANGES IN         VOLUME          RATE       Changes in       Volume          Rate
                                        INCOME/EXPENSE       EFFECT         EFFECT    Income/Expense     Effect         Effect
                                       ----------------     --------        ------   ----------------    -------       -------
                                                                             (dollars in thousands)
Short-term investments                       $ 126          $ 127          $  (1)      $  (153)         $ (145)        $   (8)
Investment securities:
     Taxable                                   454            322            132           299              92            207
     Nontaxable                               (171)          (220)            49           276             267              9
Loans                                         (652)          (787)           135          (641)           (701)            60
                                             -----          -----          -----          -----          -----          -----
     Total interest income                    (243)          (558)           315          (219)           (487)           268
                                             -----          -----          -----          -----          -----          -----
Savings and NOW accounts                        22            (47)            69           (65)            (71)             6
Time deposits                                 (167)          (107)           (60)         (169)           (171)             2
Short-term borrowings                          (14)           (21)             7            68              72             (4)
Long-term borrowings                             0              0              0            (9)             (4)            (5)
                                             -----          -----          -----          -----          -----          -----
     Total interest expense                   (159)          (175)            16          (175)           (174)            (1)
                                             -----          -----          -----          -----          -----          -----
     Net interest income                     $ (84)         $(383)         $ 299        $  (44)         $ (313)         $ 269
                                             -----          -----          -----          -----          -----          -----
                                             -----          -----          -----          -----          -----          -----

------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES

                                                                         Year ended December 31,
                                    ---------------------------------------------------------------------------------------------
                                                            1997                                         1996
                                    -----------------------------------------------  --------------------------------------------
                                                   PERCENT     INTEREST    AVERAGE                Percent     Interest    Average
                                      AVERAGE     OF TOTAL      INCOME/     YIELD/     Average    of Total     Income/     Yield/
                                      BALANCE      ASSETS      EXPENSE       RATE      Balance     Assets      Expense      Rate
                                    ----------   ---------   -----------  ----------  ---------  ---------  ------------  -------
                                                                         (dollars in thousands)
ASSETS
Interest-earning assets:
   Short-term investments             $ 3,067         2.1%    $   163        5.32%    $    679         0.5%     $    37       5.52%
      Investment securities (3)
         Taxable                       32,161        21.9       2,138        6.65       27,217        18.2        1,684       6.19
         Tax-exempt (1)                11,357         7.8         843        7.43       14,282         9.6        1,014       7.10
                                     --------       -----     --------       -----     --------       -----     --------      -----
            Total securities           43,518        29.7       2,981        6.85       41,499        27.8        2,698       6.50
      Loans
         Commercial (1)                15,089        10.3       1,466        9.72       13,885         9.3        1,224       8.81
         Agriculture                    5,716         3.9         526        9.20        5,510         3.7          465       8.45
         Real estate
            Commercial                 24,554        16.7       2,251        9.17       28,586        19.2        2,650       9.27
            Agriculture                 2,370         1.6         217        9.14        2,567         1.7          235       9.14
            Residential                24,680        16.8       2,267        9.19       26,877        18.0        2,503       9.31
         Consumer, net                 14,439         9.9       1,404        9.73       17,792        11.9        1,717       9.65
         Credit card                      637         0.4         106       16.60          634         0.4           95      15.00
                                     --------                 --------                 --------                 --------
            Total loans                87,485        59.6       8,237        9.42       95,851        64.2        8,889       9.27
      Allowance for loan losses        (1,246)       (0.8)                              (1,162)      (0. 8)
                                     --------                 --------                 --------
      Net loans (1) (2)                86,239        58.8       8,237        9.55       94,689        63.4        8,889       9.39
                                     --------       -----     --------                 --------       -----     --------
            Total interest            132,824        90.6      11,381        8.57      136,867        91.7       11,624       8.49
             earning assets          --------                 --------                 --------                 --------
      Cash and due from banks           4,570         3.1                                4,856         3.2
      Premises and equipment            6,512         4.4                                4,983         3.3
      Other real estate owned             583         0.4                                  573         0.4
      Other assets (3)                  2,183         1.5                                2,151         1.4
                                     --------       -----                              --------       -----
            TOTAL ASSETS             $146,672       100.0%                            $149,430       100.0%
                                     --------       -----                              --------       -----
                                     --------       -----                              --------       -----
LIABILITIES
   Deposits:
      Non interest bearing deposits  $ 20,246        13.8                             $ 18,965        12.7%
      Interest bearing demand          27,311        18.6     $   798        2.92%      27,678        18.5      $   734       2.65%
      Savings                          18,287        12.5         451        2.47       19,802        13.3          493       2.49
      Time deposits less
        than $100,000                  46,206        31.5       2,479        5.36       48,919        32.7        2,700       5.52
                                    ---------                  -------                 --------                  -------
      Total core deposits             112,050        76.4       3,728        3.33      115,364        77.2        3,927       3.40
      Time deposits $100,000
        and over                       16,327        11.1         936        5.74       15,628        10.5          882       5.65
                                    ---------                  -------                 --------                  -------
         Total deposits               128,377        87.5       4,664        3.63      130,992        87.7        4,809       3.67
   Short-term borrowings                2,103         1.4         124        5.89        2,454         1.6          138       5.61
   Total interest bearing
     liabilities                      110,234        75.1       4,788        4.34      114,481        76.6        4,947       4.32
Other liabilities                       1,556         1.1                                1,664         1.1
                                     --------        ----                             ---------       -----
   Total liabilities                  132,036        90.0                              135,110        90.4
Shareholders' Equity                   14,636        10.0                               14,320         9.6
                                     --------        ----                             ---------       -----
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY             $146,672       100.0%                            $149,430       100.0%
                                     --------        ----                             ---------       -----
                                     --------        ----                             ---------       -----
NET INTEREST MARGIN                                           $ 6,593        4.96%                             $  6,677       4.88%
                                                               -------       -----                               -------      ----
                                                               -------       -----                               -------      ----

(1) Income amounts are presented on a fully taxable equivalent basis (FTE), which is defined as income on earning assets that is subject to either a reduced rate or zero rate of income tax, adjusted to give effect to the appropriate incremental federal income tax rate and adjusted for non-deductible carrying costs, where applicable. Where appropriate, yield calculations include these adjustments. The federal statutory rate was 34% for all years presented.
(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $242,000 in 1997 and $244,000 in 1996.
(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES

                                                                    Year ended December 31,
                                                    ----------------------------------------------------------
                                                                             1995
                                                    ----------------------------------------------------------
                                                                   Percent        Interest        Average
                                                    Average        of Total        Income/         Yield/
                                                    Balance         Assets         Expense           Rate
                                                    -------       ---------      ---------       --------
                                                                       (dollars in thousands)
ASSETS
Interest-earning assets:
   Short-term investments                          $  3,331           2.2%       $   190             5.72%
      Investment securities (3)
         Taxable                                     25,600          16.6          1,385             5.41
         Tax-exempt (1)                              10,514           6.8            738             7.02
                                                    --------        -----         ------          -------
            Total securities                         36,114          23.4          2,123             5.88
      Loans
         Commercial (1)                              15,823          10.3          1,424             9.00
         Agriculture                                  5,036           3.3            462             9.17
         Real estate
            Commercial                               29,921          19.4          2,751             9.20
            Agriculture                               3,415           2.2            296             8.67
            Residential                              30,790          20.0          2,830             9.19
         Consumer, net                               18,360          11.9          1,733             9.44
         Credit card                                    261           0.2             34            12.87
                                                    --------                     -------
            Total loans                             103,606          67.3          9,530             9.20
   Allowance for loan losses                         (1,450)         (0.9)
                                                    --------                     -------
   Net loans (1) (2)                                102,156          66.4          9,530             9.33
                                                    --------                     -------
         Total interest earning assets              141,601          92.0         11,843             8.36
   Cash and due from banks                            5,296           3.4
   Premises and equipment                             4,339           2.8
   Other real estate owned                              454           0.3
   Other assets (3)                                   2,262           1.5
                                                   ---------        -----
      TOTAL ASSETS                                 $153,952         100.0%
                                                   ---------        -----
                                                   ---------        -----
 LIABILITIES
   Deposits:
      Non interest bearing deposits                $ 19,449          12.6%       $                       %
      Interest bearing demand                        28,924          18.8            764             2.64
      Savings                                        21,308          13.9            528             2.48
      Time deposits less than $100,000               52,957          34.4          2,923             5.52
                                                    --------                      ------
      Total core deposits                           122,638          79.7          4,215             3.44
      Time deposits $100,000 and over                14,667           9.5            828             5.64
                                                    --------                      ------
         Total deposits                             137,305          89.2          5,043             3.67
   Borrowed funds:
      Short-term                                      1,186           0.7             70             5.90
      Long-term                                         100           0.1              9             9.00
                                                    --------        -----         ------
         Total borrowed funds                         1,286           0.8             79             6.14
   Total interest bearing liabilities               119,142          77.4          5,122             4.30
Other liabilities                                     1,701           1.1
                                                    --------        -----
      Total liabilities                             140,292          91.2
Shareholders' Equity                                 13,660           8.9
                                                    --------        -----
   TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                         $153,952         100.0%
                                                    --------        -----
                                                    --------        -----
 NET INTEREST MARGIN                                                               6,721             4.75%
                                                                                  ------           ------
                                                                                  ------           ------


(1) Income amounts are presented on a fully taxable equivalent basis (FTE), which is defined as income on earning assets that is subject to either a reduced rate or zero rate of income tax, adjusted to give effect to the appropriate incremental federal income tax rate and adjusted for non-deductible carrying costs, where applicable. Where appropriate, yield calculations include these adjustments. The federal statutory rate was 34% for all years presented.
(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $245,000 in 1995.
(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

-    PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses charged to earnings was $0.3 million for 1997, a decrease of $0.8 million or 72.7% from the $1.1 million in 1996. During 1996, the provision for loan losses increased $0.6 million from the $0.5 million
recorded in 1995.   Provision expense was reduced in 1997 as net loan losses and other asset quality indicators reflected continued improvement in the overall quality of the loan portfolio. The large provision expense in 1996 had a significant affect on Illini's net income. Management had detected deficiencies in asset quality and credit processes in late 1995 and took steps to improve asset quality. Initiatives including a new loan policy, centralization of commercial loan underwriting, and a more proactive approach to identifying and resolving problem loans were undertaken in late 1996 and have subsequently resulted in improved loan loss experience and lower provision expense.
     The management of Illini considers a number of factors in determining the amount of the allowance for loan losses. These factors include, but are not limited to, the following:

     - Historical data and trends relating to net charge-offs, average loans, and the level of the allowance for loan losses;
     - Other historical data and trends, including the allowance as a percentage of total loans outstanding and loan volume;
     - Borrowers identified on the Bank's watch list, borrowers with significant credit exposure, and loans that are past due or on nonaccrual status;
     - The capability of management's credit risk management processes to successfully underwrite credit and identify and resolve problem loans on an ongoing basis;
     - Results of continuing reviews of individual higher risk loans by management personnel; and
     - Consideration as to the impact of present economic conditions on the loan portfolio.

     As of December 31, 1997, the allowance for loan losses as a percent of total loans and nonperforming loans was 1.51% and 204.72%, respectively. Both ratios are improved when compared to the same ratios for the prior year of 1.35% and 144.60%. After full consideration of these factors, with particular emphasis on review of potential problem loans identified by management, Illini's management concluded the allowance for loan losses was adequate as of December 31, 1997.

SUMMARY OF LOAN LOSS EXPERIENCE

     The following summary presents the changes in the allowance for loan losses for the years ended December 31, 1997, 1996, and 1995:

------------------------------------------------------------------------------------------


                                                      1997           1996           1995
                                                      ----          -----          -----
                                                           (dollars in thousands)
Average loans outstanding                           $ 87,485       $ 95,851      $ 103,606
                                                    --------       --------     ----------
                                                    --------       --------     ----------
Allowance for loan losses:
   Balance at beginning of year                     $  1,258       $  1,247      $   1,547
                                                    --------       --------     ----------
   Loans charged-off:
      Commercial, financial, and agricultural           (48)          (736)          (484)
      Real estate                                      (136)          (163)          (104)
      Consumer                                         (180)          (290)          (285)
                                                    --------       --------     ----------
         Total                                         (364)        (1,189)          (873)
   Recoveries of loans
      previously charged-off:
         Commercial, financial, and agricultural          61             37            34
         Real estate                                       8             11             1
         Consumer                                         39             22            33
                                                    --------       --------     ----------
         Total                                           108             70            68
                                                    --------       --------     ----------
   Net charge-offs                                     (256)        (1,119)          (805)
                                                    --------       --------     ----------
   Provision charged to expense                          300          1,130            505
                                                    --------       --------     ----------
   Balance at end of year                           $  1,302       $  1,258     $    1,247
                                                    --------       --------     ----------
                                                    --------       --------     ----------
Ratio of net charge-offs to average loans
   outstanding during the period                        0.29%          1.17%          0.78%
                                                    --------       --------     ----------
                                                    --------       --------     ----------
------------------------------------------------------------------------------------------


     In 1997, as illustrated in the preceding chart, loan losses decreased significantly in all areas. Commercial, financial and agricultural loans ended the year with net recoveries. Net loan losses as a percent of average loans was 0.29% in 1997 compared to 1.17% in 1996. This decrease reflects improvement in the overall quality of the loan portfolio resulting from decisive action Illini's management has taken to improve credit quality over the last two years.
     Efforts continue to maintain this improved quality, and to enhance credit quality processes and controls in the Bank's retail lending functions. Although net losses in the consumer and real estate portfolios declined in 1997, management will intensify efforts to improve the quality and production of retail loans going forward.
     A single, large agricultural credit identified by management as a potential problem loan in December 1995 contributed to the elevated net charge-offs in 1996. This loan, now in bankruptcy proceedings, contributed $0.5 million to commercial, financial and agricultural charge-offs in 1996.

-    ALLOWANCE ALLOCATION

     Management views the allowance for loan losses as being available for all potential or presently unidentified loan losses which may occur in the future. The risk of future losses that is inherent in the loan portfolio is not precisely attributable to a particular loan or category of loans. However, based on its review for adequacy, management has estimated those portions of the allowance that could be attributable to major categories of loans as follows:

----------------------------------------------------------------------------------------------------

                                                       1997                          1996
                                                -------------------------- -------------------------
                                                            % OF TOTAL                    % of Total
                                                            LOANS, NET                    Loans, net
                                                 AMOUNT       OF UED         Amount         of UED
                                                --------   ---------------  ---------  -------------
                                                                 (dollars in thousands)
Commercial, financial, and agriculture          $  124          19.20%        $  626          19.20%
Real estate                                        323          65.94            223          61.94
Consumer                                           421          14.86            306          18.86
Unallocated                                        434           ----            103           ----
                                                -------        -------        -------        -------
   Total allowance for loan losses              $1,302         100.00%        $ 1,258        100.00%
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------
----------------------------------------------------------------------------------------------------


     These allocation estimates do not specifically represent that loan charge-offs of that magnitude will be incurred, nor do these allocations restrict future loan losses attributable to a particular category from being absorbed by the allowance attributable to other categories or the unallocated portion of the allowance. The risk factors considered when estimating the allocations for major loan categories are the same as the factors considered when determining the adequacy of the overall allowance as specified in the allowance summary.

-    NONPERFORMING ASSETS

     Nonperforming assets consist of nonaccrual loans, loans with restructured terms and other real estate owned. Loans are generally classified as nonaccrual when there are reasonable doubts as to the collectibility of principal and interest or when payment becomes 90 days past due, except loans which are well secured and in the process of collection. Interest collection on nonaccrual loans for which the ultimate collectibility of principal is uncertain is applied as principal reduction. Otherwise, such collections are applied to interest when received. The following table presents information concerning the aggregate amount of nonperforming assets and loans 90 days or more past due but still accruing interest.

-------------------------------------------------------------------------------

                                                           December 31,
                                                    ---------------------------
                                                     1997              1996
                                                   ----------      ------------
                                                      (dollars in thousands)
Nonaccrual                                          $   636           $   870
Renegotiated                                              0                 0
Other real estate owned                                 551               728
                                                     -------          --------
  Nonperforming assets                               $1,187           $ 1,598
                                                     -------          --------
                                                     -------          --------
Accruing loans past due 90 days                       $   0           $   151
                                                     -------          --------
                                                     -------          --------
Nonperforming loans to total loans                     0.74%             0.93%
                                                     -------          --------
                                                     -------          --------
Nonperforming assets to total assets                   0.77%             1.09%
                                                     -------          --------
                                                     -------          --------
Accruing loans past due 90 days to total loans         0.00%             0.16%
                                                     -------          --------
                                                     -------          --------

-------------------------------------------------------------------------------

     Nonperforming assets totaled $1,187,000 as of year-end 1997, a decline of $411,000 or 25.7% from the $1,598,000 at year-end 1996. Total nonperforming assets represent 0.77% of total assets at December 31, 1997, compared to 1.09% at December 31, 1996.
     Nonperforming loans declined $234,000 or 26.9% to a total of $636,000 at year-end 1997. As of

December 31, 1997, nonperforming loans to total loans were 0.74% compared to
0.93 % at year-end 1996. The Bank did not carry any loans past due more than 90 days and still accruing interest as of December 31, 1997. Individual nonaccrual loans are written down to management's estimate of the net realizable value of collateral and/or realistic estimates of other payments from the borrower. Additionally, specific allocations to the allowance for loan losses are made on loans where there may be uncertainties as to the collection of the estimated value of collateral. Because these loans have been written down and/or allocated for, the potential impact on future net income is minimized. Additional interest income of $35,000 in 1997 and $71,000 in 1996 would have been recognized had these nonaccrual loans remained current.
     Other real estate owned declined $177,000 or 24.3% to $551,000 at December 31, 1997, when compared to year-end 1996. One former bank premises property which the Bank has entered into an option agreement to sell in 1998 comprised $298,000 or 54.1% of the total Other Real Estate Owned. Another $140,000 or 25.4% represents one property which has been sold on contract but does not meet accounting requirements necessary to transfer it out of Other
Real Estate Owned. As of December 31, 1997, this contract was performing according to its original terms. The remaining $113,000 or 20.5% represents real estate acquired in satisfaction of debts. Other Real Estate Owned is carried on the Bank's books at the lower of cost or net realizable fair market value. Management is actively marketing these properties to minimize the potential affects of market fluctuations and so that proceeds can be deployed to earning assets as soon as possible.
     As previously discussed, management has taken steps to improve credit quality. In addition to the specific actions discussed in the PROVISION FOR
LOAN LOSSES section, in late 1996, executive management empowered the credit administration function (developed in 1995) to monitor and enforce loan policy compliance, to proactively identify and resolve problem loans, and to perform detailed credit analyses on all significant loan relationships.
These efforts have improved the Bank's ability to identify problem and potential problem loans, and has allowed management opportunities to resolve problem loans while minimizing the potential loss to the Bank.

-    POTENTIAL PROBLEM LOANS

     As of December 31, 1997, approximately $353,000 of loans not included in the above table were identified by management as having potential weaknesses which, if not corrected, could affect the borrower's ability to comply with the current loan repayment terms. Of the eleven loans that make up this total, one exceeds $100,000, one is greater than $50,000, and the rest are less than $50,000. These borrowers are currently meeting all of the terms of their loan agreements. However, if weaknesses are not promptly addressed, management believes that these loans may result in disclosure at some future time as nonaccrual, past due or restructured. All significant potential problem loans are analyzed on a periodic basis to ensure that adequate reserves have been allocated to the allowance for loan losses to cover management's estimate of the inherent loss.

-    NONINTEREST INCOME

     The following table depicts the amount of and annual changes in noninterest income categories:

-----------------------------------------------------------------------------------------------------------------

                                                     Year Ended December 31,              Percent Change
                                          ----------------------------------------  ------------------------------
                                              1997         1996            1995       1997/1996      1996/1995
                                              ----         -----           ----      -----------    -------------
                                                                  (dollars in thousands)

Service charges on deposit accounts       $ 1,054          $ 981          $ 979             7.4%          0.2%
Other fee income                              162            216            233           (25.0)         (7.3)
Mortgage loan servicing fees                  198            183            161             8.2          13.7
Gain on sale of mortgage loans                105             64            103            64.1         (37.9)
Gain on sale of branch office                 ---            ---            870             ---        (100.0)
Securities gains (losses), net                 50              1           (45)         4,900.0         102.2
Other income                                   54            144             49           (62.5)        193.9
                                          -------        -------        -------
                                          $ 1,623        $ 1,589        $ 2,350             2.1         (32.4)
                                          -------        -------        -------
                                          -------        -------        -------

-----------------------------------------------------------------------------------------------------------------

     Total noninterest income remained steady at $1.6 million from 1996 to 1997. Service charges on deposit accounts increased 7.4% to $1.1 million as the
Bank's volume of deposits increased in 1997. Other fee income declined 25.0% to $162,000 in 1997 primarily because the Bank discontinued account research fees as a part of promoting its new check imaging service. Mortgage loan servicing fees increased $15,000 or 8.2% in 1997 due to a $7.6 million increase in the total portfolio serviced to $71.2 million at year end 1997. Gains on the sale of mortgage loans also increased $41,000 or 64.1%, to $105,000 in 1997 primarily due to a $1.1 million increase in secondary market loan originations which totaled $18.7 million in 1997.
     Net security gains of $50,000 were reported in 1997 compared to net security gains of $1,000 in 1996. The security gains in 1997 resulted from the adjustments in the investment securities portfolio previously discussed.
     The decrease in other noninterest income for 1997 was primarily due to a $105,000 gain on the disposal of property held for future expansion which occurred in 1996.
     Total noninterest income declined $0.8 million from $2.4 million at year end 1995 to $1.6 million at year end 1996. A nonrecurring gain on the sale of the branch in Coffeen, Illinois of $0.9 million recorded in 1995 was primarily responsible for the decline in noninterest income in 1996.

-    NONINTEREST EXPENSE

     The following table depicts the amount of and annual changes in noninterest expense categories:

-----------------------------------------------------------------------------------------------------------------

                                                     Year Ended December 31,              Percent Change
                                          ----------------------------------------  ------------------------------
                                              1997           1996           1995      1997/1996      1996/1995
                                              ----         -----           ----      -----------    -------------
                                                                  (dollars in thousands)

Salaries and employee benefits            $ 3,246        $ 3,281        $ 3,111            (1.1) %       5.5 %
Net occupancy expense                         666            540            504            23.3          7.1
Equipment expense                             300            306            307            (2.0)        (0.3)
Data processing                               614            559            550             9.8          1.6
Supplies                                      131            143            185            (8.4)       (22.7)
Communication and transportation              347            298            324            16.4         (8.0)
Marketing and advertising                     253            238            193             6.3         23.3
Correspondent and processing fees             132            127             91             3.9         39.6
Loan and other real estate owned expenses     163             51            (12)          219.6        525.0
Professional fees                             573            348            307            64.7         13.4
Directors and regulatory fees                 163            156            346             4.5        (54.9)
Other operating expenses                      341            301            432            13.3        (30.3)
                                          -------        -------        -------
     Total noninterest expense            $ 6,929        $ 6,348        $ 6,338             9.2          0.2
                                          -------        -------        -------          -----         -----
                                          --------       --------       --------          -----         -----
-----------------------------------------------------------------------------------------------------------------

     Total noninterest expense increased $0.6 million or 9.5% to $6.9 million in 1997 as compared to $6.3 million in 1996. The increase in noninterest expense was primarily the result of increases in four areas. Occupancy expense increased $126,000 or 23.3% to $666,000 in 1997 primarily due to expense relating to the opening of a new main bank facility and the relocation of the Bank's Lincoln, Illinois banking facility. Data Processing, communication, and transportation expense increased $104,000 or 12.1% as the Bank converted to an in-house data processing center in 1997. Loan collection and other real estate expenses increased $112,000 or 219.6% to $163,000 in 1997 as management aggressively collected and liquidated problem loans and improved the Bank's overall asset quality. Lastly, professional fees increased $225,000 or 64.7% to $573,000 in 1997. This increase resulted from a large increase in fees paid to outside consultants and attorneys to assist management in strategic planning and shareholder related activities.
     Total noninterest expense for 1996 was $6.3 million which was unchanged from 1995.

-    YEAR 2000 ISSUES

     In 1998, Illini will complete a comprehensive review of its computer systems to identify those systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve any potential problems revealed. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of Illini's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Management presently believes that, with modifications to existing software and by converting to new software, the Year 2000 problem will not pose significant operational problems for the Bank's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of Illini.

-    NEW ACCOUNTING PRONOUNCEMENTS

     Statement of financial accounting standards (SFAS) 130, REPORTING COMPREHENSIVE INCOME, was issued in June 1997. Comprehensive income is defined as net income plus certain items that are recorded directly to shareholders' equity, such as unrealized gains and losses on available-for-sale securities. Components of Illini's comprehensive income will be included in a financial statement that has the same prominence as other financial statements starting in the first quarter of 1998. SFAS 130's disclosure requirements will have no impact on Illini's financial condition or results of operations.
     SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, is effective for financial statements for periods beginning after December 15, 1997, but interim period reporting is not required in 1998. An operating segment is defined under SFAS 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. Illini is currently evaluating the impact of SFAS 131 on future financial statement disclosures.

-    EFFECTS OF INFLATION

     The effects of inflation on financial institutions are different from the effects on other commercial enterprises since financial institutions make few significant capital or inventory expenditures which are directly affected by changing prices. Because bank assets and liabilities are virtually all monetary in nature, inflation does not affect a financial institution as much as do changes in interest rates. The general level of inflation does, in fact, underlie the general level of most interest rates; however, interest rates do not increase at the rate of inflation as do the prices of goods and services. Rather, interest rates react more to the changes in the expected rate of inflation and to changes in monetary and fiscal policy.
          Inflation, however, does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital-to-asset ratio.

ITEM 7. - FINANCIAL STATEMENTS

Index to Illini's Consolidated Financial Statements.

                                                                         Page(s)
                                                                         -------
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . 29
Consolidated Balance Sheets as of December 31, 1997 and 1996 . . . . . . . . . . . 30
Consolidated Statements of Income for the three years ended
  December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . 31
Consolidated Statements of Changes in Shareholders' Equity for the
  three years ended December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . 32
Consolidated Statements of Cash Flows for the three years ended
  December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . 33
Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .34-48

[Letterhead]


                             INDEPENDENT AUDITORS' REPORT





The Board of Directors
Illini Corporation:

     We have audited the consolidated balance sheets of Illini Corporation and subsidiary (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Illini Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                           KPMG Peat Marwick LLP


St. Louis, Missouri
March 4, 1998

                         ILLINI CORPORATION AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                            DECEMBER 31, 1997 AND 1996

-------------------------------------------------------------------------------




                                                                1997         1996
                                                                ----         ----
                                                              (dollars in thousands)

ASSETS:
  Cash and due from banks                                   $    5,361     $    5,473
  Interest bearing deposits in other banks                          77             40
  Federal funds sold                                             6,755            ---
  Debt and marketable equity securities
     available for sale, at estimated market value              46,834         40,386
  Loans, net of allowance for loan losses and
     unearned income                                            84,987         92,133
  Premises and equipment                                         8,077          5,369
  Accrued interest receivable                                    1,500          1,494
  Other real estate owned                                          551            728
  Other assets                                                     772            860
                                                            ----------     ----------
                                                            $  154,914     $  146,483
                                                            ----------     ----------
                                                            ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Non-interest bearing demand deposits                      $   25,083     $   20,752
  Interest bearing deposits:
     NOW and money market accounts                              30,596         25,115
     Savings deposits                                           17,820         18,160
     Time deposits, $100,000 and over                           18,659         14,921
     Other time deposits                                        45,418         46,822
                                                            ----------     ----------
       Total deposits                                          137,576        125,770

  Federal funds purchased                                          ---          1,130
  Securities sold under agreements to repurchase                   715            500
  Other short-term borrowings                                      ---          3,000
  Accrued interest payable                                         784            693
  Other liabilities                                                861            877
                                                            ----------     ----------
     Total liabilities                                         139,936        131,970
                                                            ----------     ----------
  Shareholders' equity:
     Common stock-authorized 800,000 shares of $10
       par value; 448,456 shares issued and outstanding          4,485          4,485
  Capital surplus                                                1,886          1,886
  Retained earnings                                              8,450          8,248
  Net unrealized gains (losses) on securities
     available for sale, net                                       157           (106)
                                                            ----------     ----------
     Total shareholders' equity                                 14,978         14,513
                                                            ----------     ----------
                                                            $  154,914     $  146,483
                                                            ----------     ----------
                                                            ----------     ----------




See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------

                         ILLINI CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF INCOME
                   YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


--------------------------------------------------------------------------------



                                                                1997           1996           1995
                                                                ----           ----           ----
                                                                        (dollars in thousands)

Interest income:
  Interest and fees on loans                                $    8,200     $    8,871     $    9,516
  Interest on debt and marketable equity securities:
     Taxable                                                     2,137          1,685          1,385
     Exempt from federal income taxes                              582            700            509
  Interest on short term investments                               163             36            191
                                                            ----------     ----------     ----------
     Total interest income                                      11,082         11,292         11,601
                                                            ----------     ----------     ----------
Interest expense:
  Interest on deposits:
     NOW and money market accounts                                 798            734            764
     Savings deposits                                              451            493            528
     Time deposits, $100,000 and over                              936            882            828
     Other time deposits                                         2,479          2,700          2,923
  Interest on borrowings                                           124            138             79
                                                            ----------     ----------     ----------
     Total interest expense                                      4,788          4,947          5,122
                                                            ----------     ----------     ----------

     Net interest income                                         6,294          6,345          6,479
Provision for loan losses                                          300          1,130            505
                                                            ----------     ----------     ----------
     Net interest income after provision for loan losses         5,994          5,215          5,974

Noninterest income:
  Service charge on deposit accounts                             1,054            981            979
  Other fee income                                                 162            216            233
  Mortgage loan servicing fees                                     198            183            161
  Gain on sale of mortgage loans                                   105             64            103
  Gain on sale of branch office                                    ---            ---            870
  Securities gains (losses)                                         50              1            (45)
  Other                                                             54            144             49
                                                            ----------     ----------     ----------
     Total noninterest income                                    1,623          1,589          2,350
                                                            ----------     ----------     ----------
Noninterest expense:
  Salaries and employee benefits                                 3,246          3,281          3,111
  Net occupancy expense                                            666            540            504
  Equipment expense                                                300            306            307
  Data processing                                                  614            559            550
  Supplies                                                         131            143            185
  Communication and transportation                                 347            298            324
  Marketing and advertising                                        253            238            193
  Correspondent and processing fees                                132            127             91
  Loan and other real estate owned expenses                        163             51            (12)
  Professional fees                                                573            348            307
  Directors' and regulatory fees                                   163            156            346
  Other operating expenses                                         341            301            432
                                                            ----------     ----------     ----------
     Total noninterest expense                                   6,929          6,348          6,338


     Income before income tax expense (benefit)                    688            456          1,986
Income tax expense (benefit)                                        38             (9)           608
                                                            ----------     ----------     ----------
     Net income                                             $      650      $     465      $   1,378
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------
Basic earnings per share
  (based on weighted average common
  shares outstanding of 448,456 in 1997, 1996, and 1995)    $     1.45      $    1.04      $    3.07
                                                            ----------     ----------     ----------
                                                            ----------     ----------     ----------


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                        ILLINI CORPORATION AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


--------------------------------------------------------------------------------



                                                                                                         UNREALIZED
                                                                                                      HOLDING GAINS
                                                                                                        (LOSSES) ON
                                                                                                         SECURITIES
                                                                COMMON        CAPITAL       RETAINED      AVAILABLE
                                                                 STOCK        SURPLUS       EARNINGS       FOR SALE          TOTAL
                                                            ----------     ----------     ----------     ----------    -----------
                                                                                      (dollars in thousands)

Balance at January 1, 1995                                  $    4,485     $    1,886     $    7,235    $  (1,073)    $  12,533

Net income                                                        ----           ----          1,378         ----         1,378
Cash dividends paid $.90 per share                                ----           ----           (404)        ----          (404)
Unrealized gains (losses) on investment
  securities transferred from held to
  maturity to available for sale, net                             ----           ----           ----          105           105
Change in unrealized gains (losses)
  on securities available for sale, net                           ----           ----           ----          994           994
                                                            ----------     ----------     ----------   ----------   -----------

Balance at December 31, 1995                                $    4,485     $    1,886     $    8,209    $      26     $  14,606

Net income                                                        ----           ----            465         ----           465
Cash dividends paid $.95 per share                                ----           ----           (426)        ----          (426)
Change in unrealized gains (losses)
   on securities available for sale, net                          ----           ----           ----         (132)         (132)
                                                            ----------     ----------     ----------   ----------   -----------

Balance at December 31, 1996                                     4,485          1,886          8,248         (106)       14,513

Net income                                                        ----           ----            650         ----           650
Cash dividends paid $1.00 per share                               ----           ----           (448)        ----          (448)
Change in unrealized gains (losses)
   on securities available for sale, net                          ----           ----           ----          263           263
                                                            ----------     ----------     ----------   ----------   -----------

Balance at December 31, 1997                                $    4,485     $    1,886     $    8,450    $     157     $  14,978
                                                            ----------     ----------     ----------   ----------   -----------
                                                            ----------     ----------     ----------   ----------   -----------




See accompanying notes to consolidated financial statements.


--------------------------------------------------------------------------------

                         ILLINI CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


--------------------------------------------------------------------------------


                                                                                      1997           1996           1995
                                                                                ----------------------------------------
                                                                                              (dollars in thousands)

Cash flows from operating activities:
  Net income                                                                    $      650     $      465     $    1,378
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                   738            543            585
       Provision for loan losses                                                       300          1,130            505
       Securities (gains) losses, net                                                  (50)            (1)            45
       Gain on sale of branch office                                                  ----           ----           (870)
       Gain on sale of premises and equipment                                         ----           (108)          ----
       Deferred tax expense (benefit)                                                  (78)            (1)           130
       (Increase) decrease in accrued interest receivable                               (6)            48            (79)
       Increase (decrease) in accrued interest payable                                  91           (187)           253
       Origination of secondary market mortgage loans                              (18,740)       (17,629)       (10,593)
       Proceeds from the sale of secondary market mortgage loans                    18,446         17,255         10,528
       Other, net                                                                     (369)          (585)          (385)
                                                                                ----------     ----------     ----------
          Net cash provided by operating activities                                    982            930          1,497
                                                                                ----------     ----------     ----------
Cash flows from investing activities:
  Proceeds from sales of debt and marketable equity securities
     available for sale                                                             20,530         13,064         17,249
  Proceeds from maturities and paydowns of debt securities
     available for sale                                                             12,764         10,037          4,325
  Proceeds from maturities and paydowns of debt securities held to maturity           ----           ----            588
  Purchases of debt and marketable equity securities available for sale            (39,318)       (28,814)       (10,443)
  Purchases of debt and marketable equity securities held to maturity                 ----           ----         (1,345)
  Net decrease (increase) in loans                                                   7,295          6,995         (9,075)
  Purchases of premises and equipment                                               (3,346)        (1,287)        (1,186)
  Proceeds from sale of premises and equipment                                        ----            491           ----
  Proceeds from sales of other real estate                                             331              5            362
  Cash paid upon sale of branch                                                       ----           ----         (5,311)
                                                                                ----------     ----------     ----------
          Net cash (used in) provided by investing activities                       (1,744)           491         (4,836)
                                                                                ----------     ----------     ----------
Cash flows from financing activities:
  Net increase in non-interest bearing deposit accounts                              4,330            239            183
  Net increase (decrease) in savings, NOW and money market accounts                  5,141         (4,267)        (2,624)
  Net increase in time deposits $100,000 and over                                    3,738            171            666
  Net (decrease) increase in other time deposits                                    (1,404)        (3,659)        10,466
  Net (decrease) increase in federal funds purchased                                (1,130)         1,130         (4,165)
  Net increase (decrease) in securities sold under agreements to repurchase            215           (175)            34
  Net (decrease) increase in other short-term borrowings                            (3,000)         3,000           ----
  Principal payments on note payable                                                  ----           ----           (500)
  Cash dividends paid                                                                 (448)          (426)          (404)
                                                                                ----------     ----------     ----------
          Net cash provided by (used in) financing activities                        7,442         (3,987)         3,656
                                                                                ----------     ----------     ----------

Net increase (decrease) in cash and cash equivalents                                 6,680         (2,566)           317

Cash and cash equivalents at beginning of period                                     5,513          8,079          7,762
                                                                                ----------     ----------     ----------

Cash and cash equivalents at end of period                                      $   12,193     $    5,513     $    8,079
                                                                                ----------     ----------     ----------
                                                                                ----------     ----------     ----------
Supplemental Information:
  Interest paid                                                                 $    4,697     $    5,134     $    4,958
  Income taxes paid                                                             $      112     $      145     $      246
                                                                                ----------     ----------     ----------
                                                                                ----------     ----------     ----------
Other non-cash investing activities:
  Transfer of debt securities held to
     maturity to debt securities available for sale                                   ----           ----         11,440
  Transfer of loans to other real estate                                        $      154     $      260     $       43
                                                                                ----------     ----------     ----------
                                                                                ----------     ----------     ----------





See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

ILLINI CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1997, 1996, and 1995

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Illini Corporation ("Illini") provides a full range of banking services to individual, corporate, and institutional customers through its 18 locations throughout central Illinois. Illini and its banking subsidiary, Illini Bank, are subject to competition from other financial and nonfinancial institutions providing financial products in central Illinois. Additionally, Illini and Illini Bank are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.
     The accounting and reporting policies of Illini conform to generally accepted accounting principles within the banking industry. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, including the determination of the allowance for loan losses, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Following is a description of the more significant of these policies:

(a)  PRINCIPLES OF CONSOLIDATION
          The consolidated financial statements include the accounts of Illini and Illini Bank after elimination of all significant intercompany accounts and transactions.

(b)  CONSOLIDATED STATEMENTS OF CASH FLOWS
          For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in financial institutions, and federal funds sold, all of which are considered to be highly liquid assets.

(c)  DEBT AND MARKETABLE EQUITY SECURITIES
          At the time of purchase, debt and equity securities are classified into one of three categories: held to maturity, available for sale, or trading.
          Investments in debt securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, using the interest method, over the period to maturity of the respective securities.
          Investment securities designated as available for sale, which include any security which Illini has no immediate plan to sell but which may be sold in the near future under different circumstances, are stated at fair value. Amortization of premiums and accretion of discounts on securities available for sale are recorded using the interest method over the period to maturity of the respective security. Unrealized holding gains and losses for available-for-sale securities are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized.
          Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are
     stated at fair value.   Unrealized holding gains and losses are included in
     earnings.   Illini did not engage in the trading of investment securities during the years ended December 31, 1997, 1996, and 1995.
          Mortgage-backed securities represent a significant portion of the debt security portfolio. Amortization of premiums and accretion of discounts on mortgage-backed securities are analyzed in relation to the corresponding prepayment rates, both historical and estimated, using a method which approximates the interest method.
          Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized gains and losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of shareholders' equity. The unrealized gains or losses included in the separate component of shareholders' equity for securities transferred from available for sale to held for maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

(d)  LOAN INCOME
          Interest income on certain installment loans is recognized using the sum-of-the-years' digits method.
          Interest on commercial, financial, agricultural, real estate, and all other installment loans is recognized based on the principal amounts outstanding using the simple-interest method. It is the policy of Illini to discontinue the accrual of interest when full collectibility of principal or interest on any loan is in doubt. Subsequent interest payments received on such loans are applied to principal if there is any doubt as to the collectibility of such principal. Otherwise, these receipts are recorded as interest income. Accrual of interest may be resumed on a loan when performance is in accordance with the contract and the borrower demonstrates the ability to pay and remain current.
          Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the loan yield using a method approximating the interest method on a loan-by-loan basis.

(e)  ACCOUNTING FOR IMPAIRED LOANS
          A loan is considered impaired when it is probable Illini will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the measurement method used historically, Illini measures impairment based on the fair value of the collateral when foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flow at the loan's effective rate of interest as stated in the original loan agreement.
          Illini uses its existing nonaccrual methods for recognizing interest on impaired loans.

(f)  ALLOWANCE FOR LOAN LOSSES
          The allowance for loan losses is increased by provisions charged to operations and is available to absorb loan losses. Illini utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management's approach, which provides for general and specific allowances, is based on current economic conditions, past loan losses, collection experience, risk characteristics of the portfolio, assessing collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgment, deserve recognition in estimating loan losses.
          Management believes the allowance for loan losses is adequate to absorb losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review Illini's allowance for loan losses. Such agencies may require Illini to increase the allowance for loan losses based on their judgment about and interpretation of information available to them at the time of their examinations.

(g)  SECONDARY MORTGAGE MARKET OPERATIONS
          Illini originates Federal National Mortgage Association (FNMA) mortgage loans for sale in the secondary market to FNMA. Any such mortgage loans held for sale are maintained on Illini's consolidated balance sheets at the market value as determined by outstanding commitments from FNMA to purchase such loans. Gains and losses on the sale of these loans and loan origination fees are recognized upon sale of the related loans and included in the consolidated statements of income as noninterest income. Additionally, loan administration fees, representing income earned from servicing these loans sold in the secondary market to FNMA, are calculated on the outstanding principal balances of the loans serviced and recorded as noninterest income as earned.
          Statement of financial accounting standards (SFAS) No. 122, ACCOUNTING FOR MORTGAGE SERVICING RIGHTS, requires a mortgage banking enterprise to recognize as separate assets rights to service mortgage loans for others at the origination or purchase date of the loans when the enterprise has definitive plans to sell or securitize the loans and retain the mortgage servicing rights, assuming the fair value of the loans and servicing rights may be practically estimated. SFAS No. 122, which was required to be applied prospectively in fiscal years beginning after December 31, 1995, did not have a material impact on Illini's financial position, results of operations, or liquidity.

(h)  PREMISES AND EQUIPMENT
          Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using primarily the straight-line method. The estimated useful lives are 40 years for premises and 5 to 7 years for furniture and equipment. Costs for maintenance and repairs are expensed as incurred.

(i)  INCOME TAXES
          Illini and Illini Bank file a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j)  INTANGIBLE ASSETS
          The fair value of the individual assets acquired and liabilities assumed through acquisitions accounted for under the purchase method of accounting is recorded as an investment by Illini. The excess of cash or market value of Illini's common stock over the fair value of the net assets acquired is recorded as the excess of cost over fair value of net assets acquired and is included in other assets on the consolidated balance sheets. This amount is amortized on a straight-line basis over various periods not exceeding 25 years. The premiums paid to acquire the deposits of certain subsidiaries are being amortized over a 15-year period.
          Illini assesses the recoverability of intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operation cash flows of the acquired operation or deposits. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Illini's average cost of funds. The assessment of the recoverability of intangibles will be impacted if estimated future operating cash flows are not achieved.

(k)  OTHER REAL ESTATE OWNED
          Other real estate owned (OREO) represents property acquired through foreclosure or deeded to the Bank in lieu of foreclosure on loans on which the borrowers have defaulted. OREO also includes former bank premises that management no longer intends to use as banking facilities. OREO is recorded on an individual asset basis at the lower of fair market value less estimated disposal costs or the Bank's recorded investment in the loan. If the fair value minus disposal costs is less than the investment in the loan, the deficiency is recorded by a direct write down of the individual OREO asset. Any subsequent write downs to reflect current fair market value are charged to noninterest expense.

(l)  EARNINGS PER SHARE
          SFAS 128, EARNINGS PER SHARE, was issued February 1997 and became effective in the fourth quarter of 1997. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and replaces fully diluted earnings per share with diluted earnings per share.
          Diluted earnings per share gives effect to dilutive common share equivalents such as stock options or convertible notes. Illini has no instruments which are dilutive. Therefore, Illini is subject to SFAS

     128's requirement for computing basic earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.

(m)  FINANCIAL INSTRUMENTS
          Financial instruments are defined as cash, evidence of an ownership interest in an entity, or a contract that both imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity or to exchange other financial instruments on potentially unfavorable terms with the second entity, and conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity or to exchange other financial instruments on potentially favorable terms with the first entity.

(n)  RECLASSIFICATIONS
          Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform to the 1997 presentation. Such reclassifications have no effect on previously reported consolidated net income or shareholders' equity.

(2)  SALE OF THE COFFEEN BRANCH
     On November 16, 1995, Illini completed the sale of its Coffeen, Illinois branch (Coffeen) to an independent third party. In connection with the sale, Illini sold assets totaling $6.5 million, and the buyer assumed liabilities totaling $12.7 million. A gain of $0.9 million was realized on the sale of the loans, deposits, and premises and equipment of the Coffeen branch.

(3)  DEBT AND MARKETABLE EQUITY SECURITIES
     The amortized cost and estimated market values of debt and marketable equity securities classified as available for sale at December 31, 1997 and 1996 are presented below.

--------------------------------------------------------------------------------




                                                                                DECEMBER 31, 1997
                                                            --------------------------------------------------------
                                                                                GROSS           GROSS      ESTIMATED
                                                             AMORTIZED        UNREALIZED     UNREALIZED     MARKET
                                                                COST            GAINS          LOSSES        VALUE
                                                            -----------       ----------     ----------   ----------
                                                                                (dollars in thousands)

United States Treasury and
  United States agencies                                     $  26,516         $  121        $    27      $  26,610
Mortgage-backed securities                                       7,829             38             24          7,843
Collateralized mortgage obligations                              2,565              3              2          2,566
Obligations of state and
  political subdivisions                                         9,231            174             35          9,370
FHLB stock and other
  equity securities                                                442              3           ----            445
                                                             ---------         ------        -------      ---------
                                                             $  46,583         $  339        $    88      $  46,834
                                                             ---------         ------        -------      ---------
                                                             ---------         ------        -------      ---------

                                                                               December 31, 1996
                                                             ------------------------------------------------------
                                                                              Gross          Gross        Estimated
                                                             Amortized     unrealized     unrealized       market
                                                                cost          gains         losses          value
                                                             ---------     ----------     ----------      ---------
                                                                               (dollars in thousands)
United States Treasury and
  United States agencies                                     $  17,088         $   20        $    89      $  17,019
Mortgage-backed securities                                       9,501             84             64          9,521
Collateralized mortgage obligations                                222           ----              2            220
Obligations of state and
  political subdivisions                                        13,283            102            222         13,163
FHLB stock and other
  equity securities                                                461              2           ----            463
                                                             ---------         ------        -------      ---------
                                                             $  40,555         $  208        $  377       $  40,386
                                                             ---------         ------        -------      ---------
                                                             ---------         ------        -------      ---------

--------------------------------------------------------------------------------

     As a member of the Federal Home Loan Bank System administered by the Federal Housing Finance Board, Illini Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank of Chicago (FHLB) in an amount equal to the greater of 1% of the aggregate outstanding balance of loans secured by dwelling units at the beginning of each year or 0.3% of the total assets of Illini Bank. The stock is recorded at cost which represents redemption value. Illini Bank's portfolio of residential real estate loans, subject to minor adjustments, is available to secure advances from the FHLB. As of December 31, 1997, the Bank did not have any borrowings outstanding from the FHLB.
     The amortized cost and estimated market value of debt and marketable equity securities classified as available for sale at December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------


                                                        ESTIMATED
                                         AMORTIZED       MARKET
                                             COST         VALUE
                                         ---------     -----------
                                          (dollars in thousands)

Due in one year or less                  $  1,844       $  1,850
Due after one year through five years      21,631         21,749
Due after five years through ten years      7,714          7,742
Due after ten years                         4,558          4,639
                                         ---------      ---------
                                           35,747         35,980
Mortgage-backed securities                  7,829          7,843
Collateralized mortgage obligations         2,565          2,566
FHLB stock and other equity
   securities, no stated maturity             442            445
                                         ---------      ---------
                                         $ 46,583       $ 46,834
                                         ---------      ---------
                                         ---------      ---------

--------------------------------------------------------------------------------

     Proceeds from sales of debt and marketable equity securities during 1997, 1996 and 1995 were $20.5 million, $13.0 million, and $17.2 million, respectively. Gross gains of $109,000, $51,000, and $37,000 and gross losses of $59,000, $50,000, and $82,000 for 1997, 1996 and 1995, respectively, were realized on those sales. All sales during 1997, 1996 and 1995 were from the available-for-sale category.
     The market value of debt securities pledged to secure United States government and other public deposits, securities sold under agreements to repurchase, and for other purposes as required by law was approximately $19.0 million and $14.9 million at december 31, 1997 and 1996, respectively.

(4)  LOANS
     The loan portfolio at December 31, 1997 and 1996 is composed of the following loan types:

--------------------------------------------------------------------------------


                                             1997           1996
                                         ---------      ---------
                                           (dollars in thousands)

Commercial, financial, and
  agricultural                           $  16,565      $  17,931
Real estate:
   Construction                              6,537          6,271
   Mortgage held for investment             50,069         51,207
   Mortgage available for sale                 295            373
Consumer, net of unearned income            12,823         17,609
                                         ---------      ---------
        Total loans                         86,289         93,391
                                         ---------      ---------
   Allowance for loan losses                (1,302)        (1,258)
                                         ---------      ---------
        Net loans                        $  84,987      $  92,133
                                         ---------      ---------
                                         ---------      ---------

--------------------------------------------------------------------------------

     Loans serviced for others totaled approximately $71.7 million and $64.3 million at December 31, 1997 and 1996, respectively.
     Illini grants commercial, industrial, residential, and consumer loans to customers in central Illinois through its network of banking offices. Illini does not have any particular concentration of credit in any one economic sector; however, a majority of Illini's lending occurs in and around Springfield, Illinois, with a substantial portion of such loans secured by real estate. As such, Illini is susceptible to changes in the economic environment in the Springfield, Illinois area.

     A summary of impaired loans, which includes nonaccrual loans, at December 31, 1997 and 1996 follows:

--------------------------------------------------------------------------------


                                                       1997           1996           1995
                                                       ----           ----           ----
                                                            (dollars in thousands)

Nonaccrual loans                                     $   636         $  869        $   708
Impaired loans continuing to accrue interest              50            309            901
                                                     -------         ------        -------
Total impaired loans                                 $   686         $1,178        $ 1,609
                                                     -------         ------        -------
                                                     -------         ------        -------

Allowance for losses on specific impaired loans      $    26         $  435           $398
                                                     -------         ------        -------
Impaired loans with no specific related allowance
   for loan losses                                       595             69            906
Average balance of impaired loans during the year        977          1,665          1,137
                                                     -------         ------        -------
                                                     -------         ------        -------


--------------------------------------------------------------------------------

     Additional interest income of $35,000 in 1997, $71,000 in 1996, and $88,000 in 1995 would have been recognized had nonaccrual loans remained current. The amount recognized as interest income on other impaired loans continuing to accrue interest was $5,000 in 1997, $29,000 in 1996, and $66,000 in 1995. The
amount recognized as interest income on nonaccrual loans was $13,300, $19,491, and $31,911 for the years ended December 31, 1997, 1996 and 1995, respectively.
     A summary of changes in the allowance for loan losses for the years ended December 31, 1997, 1996, and 1995 is as follows:

--------------------------------------------------------------------------------


                                                       1997           1996           1995
                                                       ----           ----           ----
                                                            (dollars in thousands)
Balance at beginning of year                        $  1,258       $  1,247       $  1,547
Provision charged to expense                             300          1,130            505

Loans charged off                                       (364)        (1,189)          (873)
Recoveries of loans previously charged off               108             70             68
                                                    --------       --------       --------
   Net loan charge-offs                                 (256)        (1,119)          (805)
                                                    --------       --------       --------
Balance at end of year                              $  1,302       $  1,258       $  1,247
                                                    --------       --------       --------
                                                    --------       --------       --------

--------------------------------------------------------------------------------

     The following table recaps the 1997 activity for loans made by Illini Bank to executive officers, directors, and principal shareholders (insiders) of Illini and Illini Bank and/or their related interests. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal credit risk or present other unfavorable features.

--------------------------------------------------------------------------------


                                        INSIDER LOANS:
                                        -------------
                                   (dollars in thousands)

Balance at December 31, 1996            $   587
New loans                                   221
Advances on existing loans                   62
Payments received                          (364)
Changes in insiders' status                (215)
                                        --------
Balance at December 31, 1997               $291
                                        --------
                                        --------

--------------------------------------------------------------------------------

(5)  PREMISES AND EQUIPMENT
     A summary of premises and equipment at December 31, 1997 and 1996 by major category follows:

--------------------------------------------------------------------------------


                                                      1997            1996
                                                    --------       ---------
                                                       (dollars in thousands)

Land                                                $  1,812       $  1,817
Bank premises                                          7,417          4,641
Furniture and equipment                                3,695          3,198
                                                    --------       --------
                                                      12,924          9,656
Less accumulated depreciation                         (4,847)        (4,287)
                                                    --------       --------
                                                    $  8,077       $  5,369
                                                    --------       --------
                                                    --------       --------

--------------------------------------------------------------------------------

     Depreciation charged to noninterest expense amounted to $638,000, $406,000, and $394,000 in 1997, 1996, and 1995, respectively.
     Illini leases certain premises and equipment under noncancellable operating leases which expire at various dates through December 2001. Such noncancellable operating leases also include options to renew on an annual basis. Minimum rental commitments under all noncancellable operating leases at December 31, 1997 are as follows:


                         Year          Amount
                         ----          ------
                        (dollars in thousands)
                         1998          $   104
                         1999               54
                         2000               49
                         2001               45
                                       -------
                                       $   252
                                       -------
                                       -------

     Illini leases certain premises to unaffiliated third parties which expire at various dates through June 30, 1998. These noncancellable operating leases also include options to renew. Minimum rental income commitments under these noncancellable operating leases at December 31, 1997 total $70,000 for 1998.
     Total rental income received in 1997, 1996, and 1995 was $177,000, $182,000, and $190,000, respectively. Illini also leases certain equipment under agreements which are cancellable with 30-to-90 days' notice to the lessor. Total rent expense charged to noninterest expense in 1997, 1996, and 1995 was $213,000, $222,000, and $203,000, respectively.

(6)  DEPOSITS
     At December 31,1997, the scheduled maturities of time deposits are as follows:


                         Year                 Amount
                         ----                -------
                           (dollars in thousands)
                         1998                $ 49,553
                         1999                  11,275
                         2000                   2,893
                         2001                     278
                         2002 and thereafter       78
                                             --------
                                             $ 64,077
                                             --------
                                              -------


(7)  INCOME TAXES
     The components of income tax expense (benefit) for the years ended December 31, 1997, 1996, and 1995 are as follows:

--------------------------------------------------------------------------------


                                             1997          1996        1995
                                          --------       --------    --------
                                                  (dollars in thousands)

Current income taxes:
   Federal                                 $   167        $    25     $   378
   State                                       (51)           (33)        100
Deferred income taxes                          (78)            (1)        130
                                           -------        -------     -------
                                           $    38        $    (9)    $   608
                                           -------        -------     -------
                                           -------        -------     -------

--------------------------------------------------------------------------------

     A reconciliation of expected income tax expense to federal income tax expense, computed by applying the federal statutory rate of 34% to income before income tax expense for the years ended December 31, 1997, 1996, and 1995 to reported income tax expense, is as follows:

--------------------------------------------------------------------------------


                                             1997           1996        1995
                                            -------        -------     -------
                                                  (dollars in thousands)

Income tax expense at statutory rate        $  234        $   155     $   675
Increase (decrease) in income taxes
   resulting from:
   Tax-exempt income                          (195)          (215)       (153)
   Goodwill amortization                         4              4           1
   State income taxes, net of federal
      income tax benefit                       (34)           (22)         66
   Alternative minimum tax                    ----             60        ----
   Other, net                                   29              9          19
                                            ------        -------     -------
Income tax expense                          $   38        $    (9)    $   608
                                            ------        -------     -------
                                            ------        -------     -------


--------------------------------------------------------------------------------

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are presented below:

--------------------------------------------------------------------------------



                                                           1997        1996
                                                         --------    ---------
Deferred tax assets:                                     (dollars in thousands)
   Available-for-sale securities market valuation        $   ----    $     63
   Loans, principally due to allowance for loan losses        224         207
   Deferred expenses                                         ----          25
   Alternative minimum tax carryforward                       140          60
   Other                                                       35          32
                                                         --------    --------
      Gross deferred tax assets                               399         387
      Less valuation allowance                                (60)        (60)
                                                         --------    --------
         Deferred tax assets, net                             339         327
Deferred tax liabilities:
   Available-for-sale securities market valuation              94        ----
   Premises and equipment, basis differences                   31          32
   Intangible assets                                            1          3
                                                         --------    --------
      Total gross deferred tax liabilities                    126          35
                                                         --------    --------
      Net deferred tax asset                             $    213    $    292
                                                         --------    --------
                                                         --------    --------

--------------------------------------------------------------------------------

     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. Illini has established a valuation allowance in the amount of $60,114 for deferred tax assets at December 31, 1997 and 1996.

(8)  EMPLOYEE BENEFITS
     Illini has a defined contribution 401(k) plan that covers substantially all employees. Both Illini and the employee may contribute to the plan. Illini's contributions are voluntary and at the discretion of the Board of Directors. All contributions are subject to statutory restrictions. Illini made contributions of $48,000, $40,000, and $41,000 to the plan in 1997, 1996, and 1995, respectively.

(9)  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
     Following are condensed balance sheets as of December 31, 1997 and 1996 and the related condensed schedules of income and cash flows for each of the years in the three-year period ended December 31, 1997 of Illini (parent company only):

--------------------------------------------------------------------------------

                               CONDENSED BALANCE SHEETS
                              DECEMBER 31, 1997 AND 1996



                                            1997          1996
                                         ---------      ---------
                                          (dollars in thousands)

ASSETS:
   Cash                                  $     186      $      69
   Investment in Illini Bank                14,535         14,223
   Other investments                             4              2
   Premises and equipment, net                 ---             21
   Excess of cost over fair value
      of net assets acquired                   160            214
   Other assets                                133             83
                                         ---------      ---------
                                         $  15,018      $  14,612
                                         ---------      ---------
                                         ---------      ---------

LIABILITIES AND
SHAREHOLDERS' EQUITY
   Other liabilities                     $      40      $      99
   Shareholders' equity                     14,978         14,513
                                         ---------      ---------
                                         $  15,018      $  14,612
                                         ---------      ---------
                                         ---------      ---------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                            CONDENSED SCHEDULES OF INCOME
                    YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


                                             1997          1996        1995
                                           -------        -------     -------
                                                   (dollars in thousands)
REVENUE:
   Dividends received from Illini Bank     $   900        $   601     $   968

EXPENSES:
   Interest expense                            ---            ---           9
   Other                                       454            223         278
                                           -------        -------     -------
      Total expenses                           454            223         287
                                           -------        -------     -------
         Income before applicable
           income tax benefit and
           equity in undistributed
           income of Illini Bank               446            378         681
   Income tax benefit                          154             92         100
   Equity in undistributed (distributed)
      income of Illini Bank                     50             (5)        597
                                           -------        -------     -------
   Net income                              $   650        $   465     $ 1,378
                                           -------        -------     -------
                                           -------        -------     -------


--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

                         CONDENSED SCHEDULES OF CASH FLOWS
                   YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995

                                             1997          1996        1995
                                            ------        -------    --------
                                                   (dollars in thousands)

Cash flows from operating activities:
   Net income                              $   650        $   465     $ 1,378
      Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
            Depreciation and amortization       75             67         229
            Equity in (undistributed)
              distributed income of
              Illini Bank                      (50)             5        (597)
            Other, net                        (110)          (114)        (66)
                                           -------        -------     -------
            Net cash provided by
              operating activities             565            423         944
Cash flows from financing activities:
   Principal payments on note payable         ----           ----        (500)
   Dividends paid                             (448)          (426)       (404)
                                           -------        -------     -------
      Net cash used in financing
         activities                           (448)          (426)       (904)
      Net increase (decrease) in cash          117             (3)         40

Cash at beginning of year                       69             72          32
                                           -------        -------     -------
Cash at end of year                        $   186        $    69     $    72
                                           -------        -------     -------
                                           -------        -------     -------

Supplemental information:
   Income taxes paid                       $   112        $   145     $   246
   Interest paid                              ----           ----           9
                                           -------        -------     -------
                                           -------        -------     -------

------------------------------------------------------------------------------

(10) DISCLOSURES ABOUT FINANCIAL INSTRUMENTS
     Illini is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments may involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets.
The contractual amounts of these instruments reflect the extent of involvement Illini has in particular classes of financial instruments.
     Illini's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. Illini uses the same credit policies in making commitments and conditional obligations as it does for financial instruments recorded in the consolidated balance sheets. The off-balance-sheet financial instruments of Illini at December 31, 1997 and 1996 are presented below.

--------------------------------------------------------------------------------


                                             1997         1996
                                          ---------    -----------
Financial instruments whose contractual     (dollars in thousands)
   amounts represent credit risk:
      Commitments to extend credit        $  11,588    $    10,664
      Standby letters of credit               1,223          1,877
                                          ---------    -----------
                                          $  12,811    $    12,541
                                          ---------    -----------
                                          ---------    -----------

--------------------------------------------------------------------------------

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at December 31, 1997 and 1996, approximately $6.5 million and $5.7 million, respectively, represent fixed-rate loan commitments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Illini evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but generally includes residential or income-producing commercial property, inventory, accounts receivable, and/or equipment.
     Standby letters of credit are conditional commitments issued by Illini to guarantee the performance of a customer to a third party. The credit risk involved in issuing such letters of credit is essentially the same as that involved in extending other financing arrangements with customers. Illini holds collateral to support such commitments for which collateral is deemed necessary.
     Illini has established overnight federal funds lines of credit of $3.5 million with an unaffiliated bank. As a member of the FHLB, Illini has a line of credit of approximately $4.0 million.

     Following is a summary of the carrying amounts and fair values of Illini's financial instruments at December 31, 1997 and 1996.





--------------------------------------------------------------------------------

DECEMBER 31, 1997                                       CARRYING         FAIR
                                                         AMOUNT         VALUE
                                                       ----------     ----------
                                                        (dollars in thousands)

Balance sheet assets:
   Cash and due from banks                             $    5,361     $    5,361
   Interest bearing deposits in other banks                    77             77
   Federal funds sold                                       6,755          6,755
   Debt and marketable equity securities                   46,834         46,834
   Loans                                                   84,987         86,024
   Accrued interest receivable                              1,500          1,500
                                                       ----------     ----------
                                                       $  145,514     $  146,551
                                                       ----------     ----------
                                                       ----------     ----------

Balance sheet liabilities:
   Deposits                                            $  137,576     $  137,974
   Securities sold under agreements to repurchase             715            715
   Accrued interest payable                                   784            784
                                                       ----------     ----------
                                                        $ 139,075     $  139,473
                                                       ----------     ----------
                                                       ----------     ----------

DECEMBER 31, 1996                                        Carrying           Fair
                                                           Amount          Value
                                                       ----------     ----------
Balance sheet assets:
   Cash and due from banks                             $    5,473     $    5,473
   Interest bearing deposits in other banks                    40             40
   Debt and marketable equity securities                   40,386         40,386
   Loans, net                                              92,133         92,910
   Accrued interest receivable                              1,494          1,494
                                                       ----------     ----------
                                                        $ 139,526     $  140,303
                                                       ----------     ----------
                                                       ----------     ----------
Balance sheet liabilities:
   Deposits                                            $  125,770     $  125,882
   Federal funds purchased                                  1,130          1,130
   Securities sold under agreements to repurchase             500            500
   Other short-term borrowings                              3,000          3,000
   Accrued interest payable                                   693            693
                                                       ----------     ----------
                                                       $  131,093     $  131,205
                                                       ----------     ----------
                                                       ----------     ----------

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

(12) REGULATORY RESTRICTIONS
     Illini and Illini Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on Illini's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Illini and Illini Bank must meet specific capital guidelines that involve quantitative measures of Illini and Illini Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting principals. Illini and Illini Bank capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.
     Quantitative measures established by regulations to ensure capital adequacy require Illini and Illini Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1997, Illini and Illini Bank meet all capital adequacy requirements to which they are subject.
     As of September 30, 1997, the most recent notification from regulatory agencies categorized Illini Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Illini Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed Illini Bank's category.
          Illini and Illini Bank actual and required capital amounts and ratios as of December 31, 1997 and 1996 are as follows:

--------------------------------------------------------------------------------

                                                                       DECEMBER 31, 1997
                                    -------------------------------------------------------------------------------------
                                                                                                   TO BE WELL CAPITALIZED
                                                                                                  UNDER PROMPT CORRECTIVE
                                                ACTUAL                CAPITAL REQUIREMENTS           ACTION PROVISIONS
                                                ------                --------------------          ------------------
                                     AMOUNT            RATIO          AMOUNT         RATIO         AMOUNT          RATIO
                                     ------            -----          ------         -----         ------          -----
Total capital (to risk-                                               (dollars in thousands)
   weighted assets):
      Illini                        $  15,985          15.67%      $  8,159           8.00%          ----           ----
      Illini Bank                      15,681          15.39          8,151           8.00      $  10,188          10.00%
Tier I capital (to risk-
   weighted assets):
      Illini                           14,683          14.40%         4,080           4.00%          ----           ----
      Illini Bank                      14,379          14.11          4,075           4.00          6,113           6.00%
Tier I capital (to quarterly
   average assets):
      Illini                           14,683           9.78%         4,506           3.00%          ----           ----
      Illini Bank                      14,379           9.59          4,498           3.00          7,497           5.00%


                                                                       December 31, 1996
                                     --------------------------------------------------------------------------------------
                                                                                                  To be well capitalized
                                                                                                  under prompt corrective
                                               Actual                 Capital Requirements           action provisions
                                               ------                 --------------------        -----------------------
                                      Amount           Ratio         Amount         Ratio          Amount          Ratio
                                      ------           -----         ------         -----          ------          ------
Total capital (to risk-                                             (dollars in thousands)
   weighted assets):
      Illini                        $  15,854          15.91%      $  7,970           8.00%          ----           ----
      Illini Bank                      15,564          15.69          7,936           8.00      $   9,920          10.00%
Tier I capital (to risk-
   weighted assets):
      Illini                           14,596          14.65%         3,985           4.00%          ----           ----
      Illini Bank                      14,329          14.45          3,967           4.00          5,951           6.00%
Tier I capital (to quarterly
   average assets):
      Illini                           14,596           9.88%         4,431           3.00%          ----           ----
      Illini Bank                      14,329           9.71          4,428           3.00          7,381           5.00%

--------------------------------------------------------------------------------

     Dividends from Illini Bank are the principal source of funds for payment of dividends by Illini to its shareholders.
     Illini Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1997, approximately $642,000 of retained earnings were available for dividends without prior regulatory approval.
     At December 31, 1997 and 1996, approximately $1,053,000 and 1,065,000, respectively, of cash and due from banks represented required reserves on deposits maintained by Illini in accordance with Federal Reserve Bank requirements.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III.

--------------------------------------------------------------------------------

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Information required by this item is incorporated by reference from the sections entitled "Election of Directors" and "Executive Officers" in the proxy statement for the Annual Meeting of Shareholders to be held on April 16, 1998 (the "Proxy Statement").

ITEM 10. - EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference from the section titled "Certain Relationships and Related Transactions" in the Proxy Statement.

ITEM 13. - EXHIBITS LIST AND REPORTS ON FORM 8-K

(a) The following exhibits have been filed with the Securities and Exchange Commission as required:

      (2)      Not applicable.
      (3) Articles of Incorporation. Incorporated by reference to Illini's Form 10-KSB for the year ended December 31, 1984, Commission File No. 0-13343. Amended and Restated Bylaws of Illini Corporation, effective June 20, 1997 (Incorporated by reference to Exhibit 3 to Registrant's Report on Form 8-K dated June 20, 1997).
      (4) Rights Agreement by and between Illini Corporation and Illinois Stock Transfer Company, as rights agent. Incorporated by reference to Illini's Form 8-K filed on June 25, 1997, Commission File No. 0-13343.
      (9)      Not applicable.
     (10) Form of data processing agreement. Incorporated by reference to Illini's Form 10-KSB for the year ended December 31, 1996, Commission File No. 0-13343.
               Employment agreement by and between Illini Corporation and Burnard K. McHone dated October 30, 1996.
               Employment agreement by and between Illini Corporation and Gary
               W. Boblett dated October 30, 1996.
     (11) Statement regarding computation of earnings per share is included in note 1(L) to the financial statements which is part of this Form 10-KSB.
     (13)      Not applicable.
     (16)      Not applicable.
     (18)      Not applicable.
     (21) Subsidiaries of the Registrant: Illini Bank, an Illinois state chartered bank.
     (22)      Not applicable.
     (23)      Not applicable.
     (24)      Not applicable.
     (27)      Financial data schedule.
     (99)      Not applicable.

(b) There were no reports on Form 8-K filed for the quarter ended December 31, 1997.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:    March 20, 1998
          ---------------------------

Illini Corporation, Registrant, by

/s/ Burnard K. McHone
--------------------------------------------------------------------------------
Burnard K. McHone, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ THOMAS A. BLACK           MARCH 20, 1998
--------------------------------------------
Thomas A. Black, Chairman     Date

/s/ ROBERT F. OLSON           MARCH 20, 1998
--------------------------------------------
Robert F. Olson, Director     Date

/s/ RONALD E. CRAMER          MARCH 20, 1998
--------------------------------------------
Ronald E. Cramer, Director    Date

/s/ JOHN H. PICKRELL          MARCH 20, 1998
--------------------------------------------
John H. Pickrell, Director    Date

/s/ LAWRENCE B. CURTIN        MARCH 20, 1998
--------------------------------------------
Lawrence B. Curtin, Director  Date

/s/ N. RONALD THUNMAN         MARCH 20, 1998
--------------------------------------------
N. Ronald Thunman, Director   Date

/s/ KENNETH G. DEVERMAN       MARCH 20, 1998
--------------------------------------------
Kenneth G. Deverman, Director Date

/s/ WILLIAM G. WALSCHLEGER    MARCH 20, 1998
---------------------------------------------
William G. Walschleger, Director       Date

/s/ WILLIAM N. ETHERTON       MARCH 20, 1998
--------------------------------------------
William N. Etherton, Director Date

/s/ PERRY WILLIAMS            MARCH 20, 1998
--------------------------------------------
Perry Williams, Director      Date

/s/ WILLIAM B. MCCUBBIN       MARCH 20, 1998
--------------------------------------------
William B. Mccubbin, Director Date

/s/ C. DEANN HAGER            MARCH 20, 1998
--------------------------------------------
C. Deann Hager, Controller    Date
(Principal Financial and Accounting Officer)

/s/ BURNARD K. MCHONE         MARCH 20, 1998
--------------------------------------------
Burnard K. Mchone, Director &          Date
Pres.(Principal Executive Officer)

EXHIBIT INDEX

     (27) Financial data schedules.


ILLINI CORPORATION AND ILLINI BANK OFFICERS           ILLINI BANK LOCATIONS
-------------------------------------------           ------------------------------------------------------------




ILLINI CORPORATION                                     3200 West Iles Avenue         2201 Woodlawn, Ste. 100
                                                       Springfield                   Lincoln
Burnard K. McHone                                      DOUG FINN, BANK MANAGER       HAROLD BOYER, BANK MANAGER
President
                                                       120 South Chatham Road        120 Governor Oglesby
Gary W. Boblett                                        Springfield                   Elkhart
Chief Operating Officer                                PAT EDWARDS, BANK MANAGER     HAROLD BOYER, BANK MANAGER

Tony W. McLain                                         615 West Jefferson St.        116 East Exchange
Vice President / Sales                                 Springfield                   Danvers
                                                       NANCY MANNING, BANK MANAGER   GREG BIRKY, BANK MANAGER
David J. Schwemmer
Vice President / Operations                            2120 Peoria Road              103 Franklin
                                                       Springfield                   Hudson
C. Deann Hager                                         PAT DUNN, BANK MANAGER        GREG BIRKY, BANK MANAGER
Controller
                                                       375 West Andrew Road          100 East Third St.
ILLINI BANK                                            Sherman                       Stonington
                                                       PAT DUNN, BANK MANAGER        SCOTT EMMETT, BANK MANAGER
Burnard K. McHone
President                                              133 Dodds Street              130 Main St.
                                                       Divernon                      Dawson
Gary W. Boblett                                        VICKIE BLY, BANK MANAGER      ROBIN RUSHING, BANK MANAGER
Chief Operating Officer
                                                       Route 4 and Jefferson         101 Main St.
Tony W. McLain                                         Auburn                        Tallula
Vice President / Sales                                 BRUCE BRAUER, BANK MANAGER    PAT RATLIFF, BANK MANAGER

David J. Schwemmer                                     West Main St.                 Lincoln & Douglas
Vice President / Operations                            Mechanicsburg                 Owaneco
                                                       ROBIN RUSHING, BANK MANAGER   SCOTT EMMETT, BANK MANAGER
Ronald Wenger
Vice President / Commercial Banking Services           420 East Sangamon
                                                       Petersburg
Nancy Richards                                         DIANE HOPP, BANK MANAGER
Vice President / Credit Administration
                                                       106 East Washington
C. Deann Hager                                         Greenview
Controller                                             PAT RATLIFF, BANK MANAGER

Alan D. Fulk
Senior Farm Lender

Nancy A. Sutzer
Mortgage Sales Manager




STOCK TRANSFER AGENT
-----------------------------------

Illinois Stock Transfer
223 West Jackson Blvd.
Suite 1210
Chicago, IL 60606
1-800-757-5755