Form 10QSB
period 1998-03-31
ILLINI CORP
filed 1998-05-13
CIK 730037

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                     FORM 10-QSB


          /X/    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended  March 31, 1998

         / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
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


                 3200 West Iles Avenue, Springfield, Illinois 62707
                      (Address of principal executive offices)

                                    (217) 787-5111
                             (Issuer's telephone number)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 448,456 shares of $10 par value common stock as of March 31, 1998

Transitional Small Business Disclosure Format:                Yes       No   X
                                                                  -----    -----

                               ILLINI CORPORATION
                              INDEX TO FORM 10-QSB
                                 March 31, 1998

                                                                      PAGE
                                                                      ----
PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets
                  March 31, 1998 and December 31, 1997                  3

               Consolidated Statements of Income
                  Three Months Ended March 31, 1998 and 1997            4

               Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1998 and 1997            5

               Notes to Interim Consolidated Financial Statements       6

     Item 2.   Management's Discussion and Analysis                     8

     Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                          18

PART II.   OTHER INFORMATION                                           19

SIGNATURE PAGE                                                         20

EXHIBIT INDEX                                                          21


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         ILLINI CORPORATION AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1998 AND DECEMBER 31, 1997
                                    (UNAUDITED)


                                                    March 31,     December 31,
                                                      1998            1997

                                                  ------------    ------------
                                                     (dollars in thousands)
ASSETS
  Cash and due from banks                           $  4,527        $  5,361
  Interest bearing deposits in other banks                13              77
  Federal funds sold                                   8,195           6,755
  Debt and marketable equity securities
   available for sale, at estimated market value      48,603          46,834
  Loans, net of the allowance for loan losses
   and unearned income                                83,783          84,987
  Premises and equipment                               7,646           8,077
  Accrued interest receivable                          1,573           1,500
  Other real estate owned                              1,004             551
  Other assets                                           598             772
                                                    --------        --------
                                                    $155,942        $154,914
                                                    --------        --------
                                                    --------        --------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Non-interest bearing demand deposits                21,922          25,083
  Interest bearing deposits:
    NOW and money market accounts                     32,623          30,596
    Savings deposits                                  18,172          17,820
    Time deposits, $100,000 and over                  18,099          18,659
    Other time deposits                               47,911          45,418
                                                    --------        --------
      Total deposits                                 138,727         137,576

  Securities sold under agreements to repurchase         290             715
  Accrued interest payable                               814             784
  Other liabilities                                    1,149             861
                                                    --------        --------
      Total liabilities                              140,980         139,936
                                                    --------        --------
  Shareholders' equity:
    Common stock-authorized 800,000 shares of $10
     par value; 448,456 shares issued and
     outstanding                                       4,485           4,485
    Capital surplus                                    1,886           1,886
    Retained earnings                                  8,369           8,450
    Accumulated other comprehensive income               222             157
                                                    --------        --------
      Total shareholders' equity                      14,962          14,978
                                                    --------        --------
                                                    $155,942        $154,914
                                                    --------        --------
                                                    --------        --------


See accompanying notes to interim consolidated financial statements.

                         ILLINI CORPORATION AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF INCOME
                     THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                    (UNAUDITED)


                                                            1998           1997
                                                        ------------   ------------
                                                           (dollars in thousands)
Interest income:
  Interest and fees on loans                                $1,955         $2,048
  Interest on debt and marketable equity securities:
     Taxable                                                   633            489
     Tax-exempt                                                104            166
  Interest on short term investments                            77              9
                                                           -------        -------
       Total interest income                                 2,769          2,712
                                                           -------        -------
Interest expense:
  Interest on deposits:
     NOW and money market accounts                             279            175
     Savings deposits                                          108            114
     Time deposits, $100,000 and over                          258            220
     Other time deposits                                       643            610
  Interest on borrowings                                         4             24
                                                           -------        -------
       Total interest expense                                1,292          1,143
                                                           -------        -------
       Net interest income
                                                             1,477          1,569
Provision for loan losses                                       51             75
                                                           -------        -------
       Net interest income after provision for loan losses   1,426          1,494

Noninterest income:
  Service charges on deposit accounts                          245            249
  Other fee income                                              38             36
  Mortgage loan servicing fees                                  59             45
  Gain on sale of mortgage loans                                78             11
  Securities gains                                               7              4
  Other                                                         23             14
                                                           -------        -------
      Total noninterest income                                 450            359
                                                           -------        -------
Noninterest expense:
  Salaries and employee benefits                               867            847
  Net occupancy expense                                        172            178
  Equipment expense                                             86             79
  Data processing                                              164            177
  Supplies                                                      54             32
  Communication and transportation                              98             98
  Marketing and advertising                                     56             61
  Correspondent and processing fees                             32             34
  Loan and other real estate owned expenses                     44             24
  Professional fees                                            213            179
  Directors' and regulatory fees                                48             44
  Other operating expenses                                      78             66
                                                           -------        -------
       Total noninterest expense                             1,912          1,819

       Income (loss) before income tax benefit                 (36)            34
Income tax benefit                                             (67)           (82)
                                                           -------        -------
       Net income                                           $   31         $  116
                                                           -------        -------
                                                           -------        -------
Basic earnings per share
 (based on weighted average common shares outstanding
   of 448,456 in 1998 and 1997)                             $ 0.07         $ 0.26
                                                           -------        -------
                                                           -------        -------

See accompanying notes to interim consolidated financial statements.

                         ILLINI CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                     THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                    (UNAUDITED)

                                                                 1998           1997
                                                             ------------   ------------
                                                                (dollars in thousands)
Cash flows from operating activities:
  Net income                                                   $     31         $   116
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization                                  238             161
     Provision for loan losses                                       51              75
     Securities gains, net                                           (7)             (4)
     Gain on sale of premises and equipment                          (1)             --
     Gain on sale of other real estate owned                        (11)             --
     Increase in accrued interest receivable                        (73)             (2)
      (Increase) decrease in accrued interest payable                30             (70)
     Origination of mortgage loans for sale                     (18,270)         (4,005)
     Proceeds from the sale of mortgage loans                    17,655           3,811
     Other, net                                                     433            (275)
                                                               --------         --------
       Net cash provided by operating activities                     76            (193)
                                                               --------         --------
Cash flows from investing activities:
  Proceeds from sales of debt and marketable equity
   securities available for sale                                  1,502             260
  Proceeds from maturities and paydowns of debt and
   marketable equity securities available for sale                2,389           2,551
  Purchases of in debt and marketable equity securities
   available for sale                                            (5,582)         (9,141)
  Net decrease in loans                                           1,768           4,681
  Purchases of premises and equipment                              (295)           (730)
  Proceeds from sale of premises and equipment                        1              --
  Proceeds from sales of other real estate owned                     68             106
                                                               --------         --------
       Net cash used in investing activities                       (149)         (2,273)
                                                               --------         --------
Cash flows from financing activities:
  Net decrease in non-interest bearing deposit accounts          (3,161)           (633)
  Net increase in NOW, money market accounts and savings          2,380             924
  Net increase (decrease) in time deposits $100,000 and over       (561)            565
  Net increase (decrease) in other time deposits                  2,494            (812)
  Net increase in federal funds purchased                            --           1,355
  Net decrease in securities sold under agreements to
   repurchase                                                      (425)           (400)
  Netincrease in other short-term borrowings                         --             900
  Cash dividends paid                                              (112)           (112)
                                                               --------         --------
       Net cash provided by financing activities                    615           1,787
                                                               --------         --------

Net increase (decrease) in cash and cash equivalents                542            (679)

Cash and cash equivalents at beginning of period                 12,193           5,513
                                                               --------         --------
Cash and cash equivalents at end of period                     $ 12,735         $ 4,834
                                                               --------         --------
                                                               --------         --------
Supplemental Information:
  Income taxes paid                                            $      7         $     --
  Interest paid                                                $  1,263         $  1,213
                                                               --------         --------
                                                               --------         --------
Other non-cash investing activities:
  Transfer of premises and equipment to other real estate      $    533         $     --
                                                               --------         --------
                                                               --------         --------

See accompanying notes to interim consolidated financial statements.

                         ILLINI CORPORATION AND SUBSIDIARY
           NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                   MARCH 31, 1998

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Illini Corporation Annual Report on Form 10-KSB for the year ended December 31, 1997.

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Illini has no instruments which are dilutive.

     Results for the three months ended March 31, 1998 may not be indicative of the annual performance of Illini Corporation (Illini or the Corporation).

(2)  ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

     The allowance for loan losses is increased by provisions charged to operations and is available to absorb loan losses. Illini Bank (the Bank), the Corporation's wholly owned subsidiary, utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management's approach, which provides for general and specific allowances, is based on current economic conditions, past loan losses, collection experience, risk characteristics of the portfolio, assessing collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgment, deserve current recognition in estimating potential loan losses. The determination of the allowance for loan losses is one of the significant estimates made by management in the preparation of the consolidated financial statements.

     Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest according to the contractual terms of the loan agreement is not probable, are evaluated for impairment. Information regarding impaired loans at March 31, 1998 and December 31, 1997 is as follows:

                                                            March 31,    December 31,
                                                              1998           1997
                                                           ----------    ------------
                                                             (dollars in thousands)

     Nonaccrual loans                                          $594          $636
     Impaired loans continuing to accrue interest               123            50
                                                              -----         -----
     Total impaired loans                                      $717          $686
                                                              -----         -----
                                                              -----         -----

     Allowance for losses on specific impaired loans           $ 44          $ 26
     Impaired loans with no specific related allowance
        for loan losses                                         619           595
     Average balance of impaired loans during the period        702           977
                                                              -----         -----
                                                              -----         -----

(3)  NEW ACCOUNTING PRONOUNCEMENT

     During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997, however interim period reporting is not required in 1998. An operating segment is defined under SFAS 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. Illini is currently evaluating the impact of SFAS 131 on future financial statement disclosures.

(4)  OTHER COMPREHENSIVE INCOME

     In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Under SFAS 130, comprehensive income is divided into net income and other comprehensive income. For the three-month periods ended March 31, 1998 and 1997, unrealized holding gains/losses on debt and equity securities available for sale is the Company's only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 1998 and 1998 is summarized as follows:

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                       1998        1997
                                                    ----------------------
                                                    (dollars in thousands)
     Net income                                         $ 31      $ 116

     Other comprehensive income - unrealized
        holding gain (loss) on debt and equity
        securities available-for-sale, net of tax         65       (257)
                                                       -----     ------
     Total comprehensive income                         $ 96      $(141)
                                                       -----     ------
                                                       -----     ------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS


This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the 1997 Illini Corporation Annual Report on Form 10-KSB (1997 Form 10-KSB). Illini cautions that any forward looking statements contained in this report, or in any report incorporated by reference to this report or made by management of Illini involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied.


SUMMARY


                                                Quarter ended
                                                   March 31,
                                              --------------------             Percent
EARNINGS                                      1998            1997             Change
---------                                 ------------------------------------------------
                                            (dollars in thousands, except per share data)

Total revenue........................         $3,219           $3,071            4.82%
Net income...........................             31              116          (73.20%)
Basic earnings per share.............         $ 0.07           $ 0.26          (73.20%)

KEY RATIOS
-----------
Return on average assets.............           0.08%            0.32%          (0.24%)
Return on average equity.............           0.84%            3.22%          (2.38%)
Average equity to assets.............           9.76%           10.06%          (0.31%)
Tier 1 leverage ratio................           9.50%            9.98%          (0.48%)
Tier 1 risk-based capital ratio......          14.53%           14.49%           0.04%
Total risk-based capital ratio.......          15.84%           15.70%           0.14%
Dividend payout ratio................         361.42%           96.85%         264.58%
Net interest margin..................           4.51%            5.09%          (0.58%)
Efficiency ratio.....................          96.49%           90.57%           5.92%


RESULTS OF OPERATION

EARNING ASSETS

Average earning assets of the Corporation for the first three months of 1998 increased 4.43% or $5.84 million to $137.7 million from $131.9 million for the first three months of 1997.

As discussed in the asset quality section of this Form 10-QSB, management has actively pursued the improvement of the asset quality of all earning assets, loans and investment securities. Management has focused on improving credit quality which has resulted in a decline in outstanding loans. Average investments have increased over the three months of 1998 as a result of the decrease in loans outstanding.

Average net loans declined to $83.8 million for the three months ended March 31, 1998 compared to $88.4 million for the same period in 1997. The decline of $4.6 million for the three months ended March 31, 1998 as compared to the same period for 1997 was primarily due to a decrease of $3.9 million in residential real estate and $4.5 million in consumer loans. The decline was offset by an increase of $1.4 million in commercial loans, including commercial real estate loans and $2.3 million in agriculture loans. The average yield on the loan portfolio before the allowance for loan losses increased 4 basis points to 9.36%.

Average investment securities increased $5.7 million for the three months ended March 31, 1998 as compared to the same period in 1997. The average yield of the investment securities portfolio was 6.52% for the three months ended March 31, 1998, a decrease of 36 basis points as compared to the same periods in 1997.
The decrease in yield resulted from management's efforts to shorten the duration of the investment portfolio to minimize interest rate risk to the Bank.

FUNDING

The most important and stable source of funding is core deposits, considered by management to include non-interest bearing demand deposits, NOW and money market accounts, savings deposits and time deposits under $100,000. Average core deposits for the three months ended March 31, 1998 increased 5.78% or $6.5 million to $118.6 million from $112.1 million. The Bank has incurred increased funding costs as it has grown core deposits. The average rate paid on total interest bearing liabilities increased 28 basis points as of March 31, 1998 when compared to the same period in 1997. The cost of time deposits less than $100,000 was up 32 basis points because of the Bank's decision to match local competition on rates for existing customers. The cost of interest bearing demand accounts was up 78 basis points primarily because of a new money market index account which pays competitive money market rates and was introduced in the second half of 1997.

The increase in core deposits, coupled with steady to declining loan growth has assisted Illini in maintaining adequate liquidity. Illini has gone from a $6.4 million net purchaser of federal funds at March 31, 1997 to a $8.2 million net seller of federal funds at March 31, 1998. In addition to federal funds sold, Illini maintains an overnight federal funds line of credit with an unaffiliated financial institution and an unused line of credit with the Federal Home Loan Bank of Chicago.

NET INTEREST INCOME/NET INTEREST MARGIN

The operating results of the Corporation are highly dependent on net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on assets and rates paid on liabilities and the relative amounts of interest-earning assets and interest-bearing liabilities.

Interest income, on a fully taxable equivalent basis, was $2.8 million for the three months March 31, 1998, which is consistent with the $2.8 million for same period in 1997. Interest expense was $1.3 million for the three months ended March 31, 1998, compared to $1.1 million for the same period in 1997.
Consistent interest income and a slight increase in interest expense resulted in a $0.1 million decline in net interest income. Net interest income of $1.5 million and a net interest margin of 4.51% are down when compared to March 31, 1997's net interest income of $1.6 million and margin of 5.09%. See discussion above regarding changes in yields. Interest income on investment securities was up approximately $0.1 million offset by a decline of $0.1 million in interest on loans when compared to the same period last year. The increase in interest expense was primarily due to interest paid on money market demand deposit accounts which management began actively promoting as a funding source in the second half of 1997.

The Bank's net interest margin is down significantly at March 31, 1998 and management anticipates that the net interest margin will remain lower than preceding periods throughout the rest of 1998. The margin is down primarily because of management's decision to take a more conservative approach to investing funds not loaned out by shortening the investment portfolio's duration and maintaining increased levels of short term investments. A decrease in loan volumes also affected margin in the first quarter of 1998. The shift toward shorter-term investments is part of management's strategy to reevaluate and adjust the Bank's overall asset liability structure in 1998. Management will take steps in the second quarter toward the Bank's overall objective which is to increase portfolio yields without jeopardizing the enhanced liquidity that has been gained thus far.

Net interest income is affected by the growth, pricing, mix and maturity of interest earning assets and interest bearing liabilities, as well as other factors, including loan quality. Also, the Corporation's interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flow. Individual components of net interest income and net interest margin are presented in the consolidated average balance, interest income/expense and yield/rate table on page 11 and a net interest income rate/volume variance analysis on page 12.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES


                                                               Three months ended March 31,
                                       ------------------------------------------------------------------------------
                                                       1998                                     1997
                                       ------------------------------------------------------------------------------
                                                  Percent  Interest  Average               Percent   Interest  Average
                                       Average    of Total  Income/   Yield/    Average    of Total   Income/   Yield/
                                       Balance     Assets   Expense    Rate     Balance     Assets    Expense    Rate
                                       -------    --------  --------  -------   -------    --------   --------  --------
                                                                   (dollars in thousands)

ASSETS

Interest-earning assets:
  Short-term investments               $  5,812      3.8%    $   77     5.35%   $  1,095      0.8%    $    9      3.27%
   Investment securities (3)
      Taxable                            40,025     26.0        633     6.32      29,458     20.3        489      6.64
      Tax-exempt (1)                      8,083      5.3        151     7.49      12,958      8.9        240      7.41
                                       --------    -----     ------    -----    --------    -----     ------     -----
          Total securities               48,108     31.3        784     6.52      42,416     29.2        729      6.88
   Loans
      Commercial (1)                     15,336     10.0        358     9.46      12,475      8.6        314     10.21
      Agriculture                         6,634      4.3        143     8.76       4,338      3.0        100      9.35
      Real estate
         Commercial                      25,946     16.9        583     9.11      27,445     18.9        611      9.03
         Agriculture                      2,387      1.5         54     9.25       2,157      1.5         48      9.12
         Residential                     22,275     14.5        512     9.33      26,139     18.0        580      9.00
      Consumer, net                      11,890      7.7        286     9.74      16,418     11.3        380      9.39
      Credit card                           643      0.4         27    17.18         645      0.5         26     16.12
                                       --------              ------             --------              ------
          Total loans                    85,111     55.3      1,963     9.36      89,617     61.8      2,059      9.32
  Allowance for loan losses              (1,305)    (0.8)                         (1,237)    (0.9)
                                       --------              ------             --------
  Net loans (1) (2)                      83,806     54.5      1,963     9.50      88,380     60.9      2,059      9.45
                                       --------    -----     ------             --------    -----     ------
          Total interest                137,726     89.6      2,824     8.32     131,891     90.9      2,797      8.60
           earning assets              --------              ------             --------              ------

  Cash and due from banks                 4,870      3.2                           4,792      3.3
  Premises and equipment                  8,211      5.3                           5,554      3.8
  Other real estate owned                   525      0.3                             719      0.5
  Other assets (3)                        2,483      1.6                           2,098      1.5
                                       --------    -----                        --------    -----
          TOTAL ASSETS                 $153,815    100.0%                       $145,054    100.0%
                                       --------    -----                        --------    -----
                                       --------    -----                        --------    -----
LIABILITIES
  Deposits:
   Non-interest bearing deposits       $ 21,139     13.7%                       $ 19,654     13.5%
   Interest bearing demand               32,782     21.3     $  279     3.46%     26,455     18.2     $  175      2.68%
   Savings                               17,684     11.5        108     2.47      18,745     12.9        114      2.48
   Time deposits less than $100,000      46,967     30.5        643     5.55      47,239     32.6        610      5.23
                                       --------              ------              --------              ------
   Total core deposits                  118,572     77.0      1,030     3.52     112,093     77.2        899      3.25
   Time deposits $100,000 and over       18,241     11.9        258     5.75      15,173     10.5        220      5.89
                                       --------              ------              --------              ------
          Total deposits                136,813     88.9      1,288     3.82     127,266     87.7      1,119      3.57
  Short-term borrowings                     307      0.2          4     5.42       1,677      1.2         24      5.79
  Total interest bearing liabilities    115,981     75.4      1,292     4.52     109,289     75.4      1,143      4.24
Other liabilities                         1,687      1.1                           1,512      1.0
                                       --------    -----                         --------   -----
          Total liabilities             138,807     90.2                         130,455     89.9
Shareholders' Equity                     15,008      9.8                          14,599     10.1
                                       --------    -----                        --------    -----
          TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY        $153,815    100.0%                       $145,054    100.0%
                                       --------    -----                        --------    -----
                                       --------    -----                        --------    -----
NET INTEREST MARGIN                                          $1,532     4.51%                         $1,654      5.09%
                                                             ------     -----                          ------     -----
                                                             ------     -----                          ------     -----

(1) Income amounts are presented on a fully taxable equivalent basis (FTE), which is defined as income on earning assets that is subject to either a reduced rate or zero rate of income tax, adjusted to give effect to the appropriate incremental federal income tax rate and adjusted for non-deductible carrying costs, where applicable. Where appropriate, yield calculations include these adjustments. The federal statutory rate was 34% for all periods presented.

(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $64,000 in 1998 and $53,000 in 1997.

(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

NET INTEREST INCOME - RATE/VOLUME VARIANCE ANALYSIS(*)

                                              Quarter ended March 31, 1998
                                                     as compared to
                                              Quarter ended March 31, 1997
                                        -----------------------------------------
                                           Changes in        Volume        Rate
                                         Income/Expense      Effect       Effect
                                        ---------------     --------     --------
                                                    (dollars in thousands)
Short-term investments                       $  68            $  38        $  30
Investment securities:
   Taxable                                     144              175          (31)
   Tax-exempt                                  (89)             (90)           1
                                            ------           ------       ------
         Total securities                       55               85          (30)
Loans:
   Commercial                                   44               73          (29)
   Agriculture                                  43               54          (11)
   Real Estate:
      Commercial                               (28)             (34)           6
      Agriculture                                6                5            1
      Residential                              (68)             (87)          19
   Consumer, net                               (94)            (106)          12
   Credit card                                   1                0            1
                                            ------           ------       ------
         Total loans                           (96)             (95)          (1)
                                            ------           ------       ------
   Total interest income                        27               28           (1)
                                            ------           ------       ------

Interest bearing demand                        104               42           62
Savings                                         (6)              (6)           0
Time deposits less than $100,000                33               (4)          37
                                            ------           ------       ------
         Total core deposits                   131               32           99
Time deposits $100,000 and over                 38               45           (7)
                                            ------           ------       ------
         Total deposits                        169               77           92
Short-term borrowings                          (20)             (20)           0
                                            ------           ------       ------
   Total interest expense                      149               57           92
                                            ------           ------       ------
             Net interest income             $(122)           $ (29)       $ (93)
                                            ------           ------       ------
                                            ------           ------       ------

(*)  Fully taxable equivalent basis
NOTE: The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has beenallocated to the rate effect.

NONINTEREST INCOME

                                            Three months ended         Percent
                                                 March 31,             Change
                                         ------------------------    -----------
                                            1998          1997        1998/1997
                                         -----------    ---------    -----------
Service charges on deposit accounts          $245           $249         (1.6)%
Other fee income                               38             36          5.6
Mortgage loan servicing fees                   59             45         31.1
Gain on sale of mortgage loans                 78             11        609.1
Securities gains, net                           7              4         75.0
Other income                                   23             14         64.3
                                            -----          -----       ------
                                             $450           $359         25.3%
                                            -----          -----       ------
                                            -----          -----       ------

Service charges on deposit accounts remained relatively steady for the three months ending March 31, 1998 compared to the same period in 1997. Other fee income was relatively unchanged. Other income was up because of increased commission on check sales to new account customers.

The Bank experienced a significant increase in fixed rate mortgage loan originations which are sold on the secondary market. Declining interest rates in the first quarter, coupled with effective marketing strategies, significantly increased the volume of residential real estate refinance loans. This, in turn, increased the Bank's gain on sale of these loans and to a lesser extent, increased servicing income.

NONINTEREST EXPENSE


                                            Three months ended         Percent
                                                 March 31,             Change
                                         ------------------------    -----------
                                            1998          1997        1998/1997
                                         -----------    ---------    -----------

Salaries and employee benefits             $  867        $  847           2.44%
Net occupancy expense                         172           178          (3.4)
Equipment expense                              86            79           8.9
Data processing                               164           177          (7.3)
Supplies                                       54            32          68.8
Communication and transportation               98            98           0.0
Marketing and advertising                      56            61          (8.2)
Correspondent and processing fees              32            34          (5.9)
Loan and other real estate owned expenses      44            24          83.3
Professional fees                             213           179          19.0
Directors' and regulatory fees                 48            44           9.1
Other operating expenses                       78            66          18.2
                                          -------       -------         -----
                                           $1,912        $1,819           5.1
                                          -------       -------         -----
                                          -------       -------         -----

Salaries and employee benefits increased slightly for the three months ending March 31, 1998 when compared to the same period in 1997. This increase resulted primarily from increased staffing costs relating to the opening of the Bank's new headquarters facility which opened in December 1997. The former main banking facility remains open as a full service branch. Equipment and supply expenses are up for this same reason. However, net occupancy expense remained relatively consistent for the three months ending March 31, 1998 when compared to the same period in 1997. The increase in occupancy expense relating to the new headquarters was offset by a decrease in lease expense. Leases for space formerly occupied by holding company offices and the Operations Center expired in the fourth quarter of 1997.

Loan and other real estate owned expenses totaling $44,000 is up $20,000 from the same period in 1997. The majority of the increase is the result of one time costs relating credit bureau hook up fees at the new main banking facility.

Professional fees totaling $213,000 are up $34,000 from the same period in 1997 and remain significantly above average. Approximately $141,000 or 66% of this amount represents fees paid to a consulting firm that was engaged in late 1997 to reengineer the Bank's operations. This is part of the Bank's efforts to substantially increase net income and return to shareholders which were discussed in greater detail in the Corporation's 1997 Form 10-KSB. The increase in other operating expense results from a $15,000 write off on a check forgery.


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

Management presently believes that, with modifications to existing software and by converting to new software, the Year 2000 problem will not pose significant operational problems for the Bank's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of Illini. The Corporation spent $15,000 in the period ending March 31, 1998 and anticipates incurring an additional $40,000 for Year 2000 related expenses through the end of 1998.

CREDIT QUALITY

Gross loans totaled $85.1 million at March 31, 1998, a decline of $1.2 million, or 1.39%, from $86.3 million at December 31, 1997, while the allowance for loan losses has remained relatively consistent at $1.3 million at March 31, 1998 and December 31, 1997, respectively. The allowance as a percent of total loans and nonperforming loans continues to increase as management has maintained the reserve at a steady balance and reduced nonperforming loans. Declining consumer and residential real estate loan balances have been substantially offset by increases in commercial and agricultural loans.


                                                    Three Months Ended
                                                         March 31,
                                                    1998           1997

                                                 ----------     ----------
                                                   (dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
    Balance at beginning of period                  $1,302         $1,258
    Provision charged to expense                        51             75
    Charge-offs                                         42            133
    Less:  recoveries                                   13             16
                                                   -------        -------
        Net charge-offs                                 29            117
                                                   -------        -------
    Ending allowance for loan losses                $1,324         $1,216
                                                   -------        -------
                                                   -------        -------
NET CHARGE-OFF RATIOS (1):
        Commercial                                    0.20%          0.36%
        Real Estate                                  (0.01)          0.39
        Installment                                   0.25           1.11
        Credit Cards                                  6.14           2.52
        Totals                                        0.14%          0.53%


(1) Ratios to average loans are presented on  an annualized basis

Illini's primary business of making commercial, real estate and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Corporation. Accordingly, a significant factor in the Corporation's past and future operating results is the level of the provision for loan losses. The provision for loan losses decreased to $51,000 for the three months ended March 31, 1998 as compared to $75,000 for the comparable period in the prior year. Net charge-offs decreased to $29,000 for the three months ended March 31, 1998 as compared to $117,000 for the comparable period in the prior year.

Management feels that credit quality systems and controls implemented in 1996 and 1997 have resulted in significantly improved credit quality. This improvement has resulted in decreased provision expense and net loan losses. The net charge off ratio for the three months ended March 31, 1998 was 0.14% compared to 0.29% and 1.17% for years ended December 31, 1997 and 1996, respectfully.

Total impaired loans remained relatively unchanged totaling $0.7 million at March 31, 1998 and December 31, 1997. At March 31, 1998, allowance for loan losses on impaired loans totaled $44,000 compared to $26,000 at December 31, 1997. Of the total impaired loans at March 31, 1998 and December 31, 1997, $123,000 and $50,000 were loans continuing to accrue interest.


                                          March 31,      December 31,     March 31,
Credit Quality                              1998             1997           1997
-------------------------------          -------------------------------------------
                                                    (dollars in thousands)
NONPERFORMING ASSETS:
    Loans delinquent over 90 days,
     still accruing interest                $   0            $    0          $   96
    Nonaccrual                                594               636           1,039
    Other real estate owned                 1,004               551             709
                                          -------           -------          ------
    Total nonperforming assets             $1,598            $1,187          $1,844
                                          -------           -------          ------
                                          -------           -------          ------

KEY RATIOS:
    Nonperforming loans to ending loans      0.70%             0.74%           1.28%
    90 days delinquent to ending loans       0.00              0.00            0.11
    Allowance to ending loans                1.56              1.51            1.37
    Allowance to nonperforming loans       222.90            204.72          107.14


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

As discussed in the Corporation's 1997 Form 10-KSB and previous 10-QSB reports, management has implemented several initiatives to improve credit quality. These steps included a new officer driven problem loan identification system, a revamped allowance adequacy determination process, a new loan policy, and improved reporting systems (credit quality and production). Management is committed to continuing these initiatives and is supplementing these efforts in 1998 by engaging an outside firm to perform a comprehensive review of the Bank's loan portfolio to assess its credit quality and the effectiveness of management loan quality systems and controls.

The sharp increase in other real estate owned results from the transfer of a $533,000 property from bank premises. The property was acquired in 1995 and was held for potential future expansion in the Bloomington/Normal, Illinois market. Management has since abandoned its plans to build a facility on this specific site. Management is aggressively marketing the sale of this and other real properties.

CAPITAL RESOURCES

The current economic and regulatory environment places increased emphasis on capital strength. A strong capital position, which is vital to the continued profitability of Illini, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization.
Illini has satisfied its capital requirements principally through the retention of earnings. At March 31, 1998, Tier 1 risk based capital, total risk-based capital and leverage capital ratios were 14.53%, 15.84% and 9.50%, respectively. As of March 31, 1998, the Bank met the criteria to be classified as "well capitalized."

Earnings retention is affected by the board of director's declaration of cash dividends. The dividend payout ratio is an indicator of the level of earnings retained. The dividend payout ratio for the three months ended March 31, 1998 was 361.42%, versus 96.85% for the three months ended March 31, 1997, respectively. As previously discussed, the Bank has recognized significant expense relating to the overall reengineering process. Management expects these efforts to enhance long term performance. However, in the short term, net income was depressed for the first three months of 1998 and consequently the dividend payout ratio is elevated. The total dollar amount of dividends through March 31, 1998 is unchanged from the same period in 1997.

LIQUIDITY

Illini's policy is to manage interest rate risk to a level which places limits on the sensitivity of its earnings to changes in market interest rates. An explanation of the asset/liability management process is found in the Corporation's 1997 Form 10-KSB, beginning on page 13. Interest rate risk management at Illini is executed by the use of on-balance sheet investment products.

The assets portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and sales of investment securities available for sale. The liability side of the balance sheet provides liquidity through various customers' interest bearing and non-interest bearing deposit accounts. Short-term borrowings are an additional source of liquidity and represent Illini's incremental borrowing capacity.

At March 31, 1998, large liability dependence was 6.2%, a decline from 8.2% at December 31, 1997. The decrease in large liability dependence is due to an increase in short-term investments of $1.4 million to $8.2 million at March 31, 1998 compared to $6.8 million at December 31, 1998. Illini manages the large liability position to be no greater than 20% of net interest-earning assets.

In 1997 management restructured its available for sale securities portfolio by selling a number of higher risk long-term fixed rate securities. Additionally in 1997, management shifted its position from a net borrower of short-term funds to a net seller of short-term funds. This shift was made in order to improve the Bank's liquidity and to minimize interest rate risk. This conservative approach has continued through the first quarter of 1998. The Bank did not have any federal funds purchased or other short term borrowings as of December 31, 1997 or March 31, 1998. Federal funds sold increased from $6.8 million at December 31, 1998 to $8.2 million at March 31, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Bank's exposure to market risk and interest rate risk is reviewed by the Asset/Liability Committee. Management realizes certain risks are inherent, such as the uncertainty of market interest rates, and that its goal is to identify and manage such risks. The primary tool management uses to monitor and manage interest rate risk is a static gap report. The Bank has no market risk sensitive instruments held for trading purposes.

The bank's interest rate and market risk profile has not materially changed from the year ended December 31, 1997. Please refer to the Corporation's 1997 Form 10-KSB for further discussion of the Corporation's market and interest rate risk.

PART II.  OTHER INFORMATION


Item 1    LEGAL PROCEEDINGS - none

Item 2    CHANGES IN SECURITIES - none

Item 3    DEFAULTS UPON SENIOR SECURITIES - none

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Annual Meeting of Shareholders of the Company was held on April 16, 1998, for the purpose of electing six directors each to serve a term of three years and ratifying the appointment of KPMG Peat Marwick LLP as the Company's auditors for the fiscal year ending December 31, 1998. Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to Management's solicitation.

          All six of Management's nominees for director listed in the proxy statement were elected. The results of the vote were as follows:


                                           Shares                   Broker
                                           Voted       Shares        Non
                                           "For"     "Withheld"     Votes
                                        -----------  ----------   ----------

          William B. McCubbin             215,718       13,054          0
          Burnard K. McHone               214,293       13,054          0
          Robert F. Olson                 217,182       11,583          0
          N. Ronald Thunman               214,154       13,054          0
          William G. Walschleger          217,114       11,583          0
          Perry Williams                  217,000       11,583          0


          The following persons continued their terms of office as directors of the Company following the Annual Meeting: Thomas A. Black, John H. Pickrell, Ronald E. Cramer, Lawrence B. Curtin, Kenneth Deverman and William N. Etherton.

          The appointment of KPMG Peat Marwick LLP as the Company's auditors for the fiscal year ending December 31, 1998, was ratified. The results of the vote were as follows:

                                           "For"      "Against"      "Abstain"
                                         ---------   -----------    -----------
          Ratification of KPMG
          Peat Marwick LLP                222,346        2,770          3,113


Item 5    OTHER INFORMATION - none

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS:
               The Exhibits filed herewith are set forth in the Exhibit Index filed as a part of these Form 10-QSB.

          (b)  REPORTS ON FORM 8-K:
               There were no reports on Form 8-K filed for the quarter ended March 31, 1998.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Illini Corporation
  (Registrant)




By:  /s/ Burnard K. McHone                            May 14, 1998
----------------------------------                    ------------
Burnard K. McHone                                     Date signed
President






By:  /s/ Deann Hager                                  May 14, 1998
----------------------------------                    ------------
Deann Hager                                           Date signed
Controller

EXHIBIT INDEX


     NUMBER                 DESCRIPTION
     ------                 -----------
       27             Financial Data Schedule