Form 10QSB
period 1998-06-30
ILLINI CORP
filed 1998-08-06
CIK 730037

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended June 30, 1998

[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                               THE EXCHANGE ACT

                   Commission file number           0-13343

                              ILLINI CORPORATION
       (Exact name of small business issuer as specified in its charter)


                        Illinois                   37-1135429
             (State or other jurisdiction of    (I.R.S. Employer
             incorporation or organization)     Identification No.)


                 3200 West Iles, Springfield,  Illinois   62707
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



     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 448,456 shares of $10 par value common stock as of July 31, 1998.

Transitional Small Business Disclosure Format:               Yes       No   X
                                                                  ---      ---

                              ILLINI CORPORATION
                             INDEX TO FORM 10-QSB
                                 June 30, 1998



                                                                           Page
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets
               June 30, 1998 and December 31, 1997                            3

            Consolidated Statements of Income
               Six and Three Months Ended June 30, 1998 and 1997              4

            Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1998 and 1997                        5

            Notes to Interim Consolidated Financial Statements                6

   Item 2.  Management's Discussion and Analysis                              8

   Item 3.  Quantitative and Qualitative Disclosures About                   21
               Market Risk

PART II. OTHER INFORMATION                                                   22

SIGNATURE PAGE                                                               24

EXHIBIT INDEX                                                                25


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       ILLINI CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)


                                                    JUNE 30,     December 31,
                                                      1998           1997
                                                 ------------    ------------
                                                    (dollars in thousands)
ASSETS
  Cash and due from banks                          $   4,782      $   5,361
  Interest bearing deposits in other banks                14             77
  Federal funds sold                                   2,200          6,755
  Debt and marketable equity securities
    available for sale, at estimated market value     51,983         46,834
  Loans, net of the allowance for loan losses
     and unearned income                              81,784         84,987
  Premises and equipment                               7,573          8,077
  Accrued interest receivable                          1,347          1,500
  Other real estate owned                              1,038            551
  Other assets                                           549            772
                                                 ------------    ------------
                                                   $ 151,270      $ 154,914
                                                 ------------    ------------
                                                 ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Non-interest bearing demand deposits                20,479         25,083
  Interest bearing deposits:
    NOW and money market accounts                     35,908         30,596
    Savings deposits                                  17,422         17,820
    Time deposits, $100,000 and over                  13,879         18,659
    Other time deposits                               46,779         45,418
                                                 ------------    ------------
      Total deposits                                 134,467        137,576

  Securities sold under agreements to repurchase         290            715
  Accrued interest payable                               769            784
  Other liabilities                                      945            861
                                                 ------------    ------------
    Total liabilities                                136,471        139,936
                                                 ------------    ------------
  Shareholders' equity:
    Common stock-authorized 800,000 shares of $10
      par value; 448,456 shares issued and
      outstanding                                      4,485          4,485
    Capital surplus                                    1,886          1,886
    Retained earnings                                  8,193          8,450
    Accumulated other comprehensive income               235            157
                                                 ------------    ------------
  Total shareholders' equity                          14,799         14,978
                                                 ------------    ------------
                                                  $  151,270     $  154,914
                                                 ------------    ------------
                                                 ------------    ------------


See accompanying notes to interim consolidated financial statements.

                       ILLINI CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
           THREE MONTHS AND SIX MONTHS ENDED JUNE  30, 1998 AND 1997
                                  (UNAUDITED)


                                                      Three Months Ended             Six Months Ended
                                                           June 30,                      June 30,
                                                    ----------------------        -----------------------
                                                      1998           1997           1998           1997
                                                    --------       --------       --------       --------
                                                        (dollars in thousands, except per share data)
Interest income:
  Interest and fees on loans                        $  1,914       $  2,074       $  3,869       $  4,123
  Interest on debt and marketable equity securities
     Taxable                                             632            588          1,265          1,078
     Tax-exempt                                          104            169            209            336
  Interest on short term investments                      89              1            165              8
                                                    --------       --------       --------       --------
         Total interest income                         2,739          2,832          5,508          5,545
                                                    --------       --------       --------       --------
Interest expense:
  Interest on deposits:
     NOW and money market accounts                       312            180            591            354
     Savings deposits                                    109            113            217            228
     Time deposits, $100,000 and over                    227            210            485            430
     Other time deposits                                 659            615          1,302          1,225
  Interest on borrowings                                   4             83              8            107
                                                    --------       --------       --------       --------
         Total interest expense                        1,311          1,201          2,603          2,344
                                                    --------       --------       --------       --------

         Net interest income                           1,428          1,631          2,905          3,201
Provision for loan losses                                 51             75            102            150
                                                    --------       --------       --------       --------
         Net interest income after provision for
           loan losses                                 1,377          1,556          2,803          3,051

Noninterest income:
  Service charges on deposit accounts                    266            263            511            512
  Other fee income                                        43             43             81             79
  Mortgage loan servicing fees                            65             47            124             92
  Gain on sale of mortgage loans                          60             17            138             28
  Securities gains (loss)                                 --             (7)             7             (3)
  Other income                                            19             20             42             34
                                                    --------       --------       --------       --------
         Total noninterest income                        453            383            903            742
Noninterest expense:
  Salaries and employee benefits                         892            813          1,759          1,660
  Net occupancy expense                                  178            139            350            317
  Equipment expense                                       82             73            168            153
  Data processing                                        156            123            320            300
  Supplies                                                46             25            100             57
  Communication and transportation                       105             78            203            176
  Marketing and advertising                               40             72             96            133
  Correspondent and processing fees                       36             33             68             67
  Loan and other real estate owned expenses               35             63             79             87
  Professional fees                                      284            132            497            310
  Directors' and regulatory fees                          57             44            105             88
  Other expense                                           90             88            168            154
                                                    --------       --------       --------       --------
         Total noninterest expense                     2,001          1,683          3,913          3,502

             Income (loss) before income
               tax expense                              (171)           256           (207)           291
Income tax expense (benefit)                            (108)            76           (175)            (5)
                                                    --------       --------       --------       --------
             Net income (loss)                        $  (63)        $  180         $  (32)        $  296
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------
Basic earnings (loss) per share
  (based on weighted average common shares
   outstanding of 448,456 for 1998 and 1997)        $  (0.14)       $  0.40       $  (0.07)       $  0.66
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

See accompanying notes to interim consolidated financial statements.

                       ILLINI CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                               1998           1997
                                                                            ----------     ----------
                                                                             (dollars in thousands)
Cash flows from operating activities:
  Net income (loss)                                                         $     (32)     $     296
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                                 488            336
    Provision for loan losses                                                     102            150
    Securities (gains) loss                                                        (7)             3
    Loss on sale of other real estate                                              13             --
    (Increase) decrease in accrued interest receivable                            153            (43)
    Decrease in accrued interest payable                                          (15)           (63)
    Origination of mortgage loans for sale                                    (28,769)        (7,681)
    Proceeds from the sale of mortgage loans                                   29,001          7,169
    Other, net                                                                    234           (133)
                                                                            ----------     ----------
          Net cash provided by operating activities                             1,168             34
                                                                            ----------     ----------
Cash flows from investing activities:
  Proceeds from sales of investments in debt and marketable equity
    securities available for sale                                               1,479          5,716
  Proceeds from maturities and paydowns of debt and
    marketable equity securities available for sale                             4,734          3,870
  Purchases of debt and marketable equity securities
    available for sale                                                        (11,313)       (13,240)
  Net decrease in loans                                                         2,795          5,596
  Purchases of premises and equipment                                            (409)        (1,476)
  Proceeds from sale of premises and equipment                                      1             --
  Proceeds from sales of other real estate                                        106            242
                                                                            ----------     ----------
          Net cash  provided by (used in) investing activities                 (2,607)           708
                                                                            ----------     ----------
Cash flows from financing activities:
  Net increase (decrease) in non-interest bearing deposit accounts             (4,604)           271
  Net increase in NOW, money market accounts and savings                        4,914          2,391
  Net increase (decrease) in time deposits $100,000 and over                   (4,780)           641
  Net increase in other time deposits                                           1,361            819
  Net decrease in federal funds purchased                                          --         (1,130)
  Net decrease in securities sold under agreements to repurchase                 (425)          (210)
  Net decrease in other short-term borrowings                                      --         (3,000)
  Cash dividends paid                                                            (224)          (224)
                                                                            ----------     ----------
          Net cash used in financing activities                                (3,758)          (442)
                                                                            ----------     ----------
Net increase (decrease) in cash and cash equivalents                           (5,197)           300

Cash and cash equivalents at beginning of period                               12,193          5,513
                                                                            ----------     ----------
Cash and cash equivalents at end of period                                  $   6,996      $   5,813
                                                                            ----------     ----------
                                                                            ----------     ----------
Supplemental Information:
  Income taxes paid                                                         $      37      $       7
  Interest paid                                                             $   2,618      $   2,407
                                                                            ----------     ----------
                                                                            ----------     ----------
Other non-cash investing activities:
  Transfer of loans to other real estate                                    $      74             14
                                                                            ----------     ----------
                                                                            ----------     ----------
  Transfer of premises to other real estate                                 $     533      $      --
                                                                            ----------     ----------
                                                                            ----------     ----------


See accompanying notes to interim consolidated financial statements.

                       ILLINI CORPORATION AND SUBSIDIARY
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1998

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

     Results for the three and six months ended June 30, 1998 may not be indicative of the annual performance of Illini Corporation (Illini or the Corporation).

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

     Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest according to the contractual terms of the loan agreement is not probable, are evaluated for impairment. Information regarding impaired loans at June 30, 1998 and December 31, 1997 is as follows:


                                                           June 30,       December 31,
                                                             1998             1997
                                                             ----             ----
                                                             (dollars in thousands)
     Nonaccrual loans                                      $   1,277       $     636
     Impaired loans continuing to accrue interest                 --              50
                                                               -----            ----
     Total impaired loans                                  $   1,277       $     686
                                                               -----            ----
                                                               -----            ----
     Allowance for losses on specific impaired loans       $      --       $      26
     Impaired loans with no specific related allowance
       for loan losses                                         1,277             595
     Average balance of impaired loans during the period         997             977
                                                               -----            ----
                                                               -----            ----

(3)  NEW ACCOUNTING PRONOUNCEMENTS

     During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS 131 is effective for financial statements for periods beginning after December 15, 1998, however interim period reporting is not required in 1998. An operating segment is defined under SFAS 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. Illini is currently evaluating the impact of SFAS 131 on future financial statement disclosures.

     During 1998, the FASB issued SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement should not be applied retroactively to financial statements of prior periods. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Illini is currently evaluating the impact of SFAS 133 on future financial statement disclosures.

(4)  OTHER COMPREHENSIVE INCOME

     In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Under SFAS 130, comprehensive income is divided into net income and other comprehensive income. For the three and six months ended June 30, 1998 and 1997, unrealized holding gains/losses on debt and equity securities available for sale is the Company's only other comprehensive income component. Comprehensive income for the three and six months ended June 30, 1998 and 1997 is summarized as follows:


                                                           Three Months Ended      Six Months Ended
                                                                June 30,                June 30,
                                                                --------                --------
                                                            1998        1997       1998        1997
                                                            ----------------       ----------------
                                                                     (dollars in thousands)
     Net income (loss)                                     $  (63)     $   180    $  (32)     $   296

     Other comprehensive income - unrealized
      holding gain (loss) on debt and equity
      securities available for sale, net of tax                13          390        78          133
                                                           -------     -------    -------     -------
     Total comprehensive income (loss)                     $  (50)     $   570    $   46      $   429
                                                           -------     -------    -------     -------

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


SUMMARY


                                                                  Quarter ended                   Six months ended
                                                                     June 30,                          June 30,
                                                                 ---------------      Percent     ---------------      Percent
EARNINGS                                                         1998       1997      Change       1998       1997      Change
--------------------------------------------------------------------------------------------------------------------------------
                                                                          (dollars in thousands, except per share data)
Total revenue..............................................     $3,192     $3,215      (0.74)%    $6,411     $6,287       1.98%
Net income (loss)..........................................        (63)       180    (135.16)%       (32)       296    (110.91)%
Basic earnings (loss) per share............................     $(0.14)     $0.40    (135.16)%    $(0.07)     $0.66    (110.91)%

KEY RATIOS
---------------------------------------------------------------------------------------------------------------------------------
Return on average assets...................................     (0.16)%      0.49%     (0.65)%     (0.04)%     0.41%     (0.45)%
Return on average equity...................................     (1.73)%      5.07%     (6.80)%     (0.44)%     4.14%     (4.58)%
Average equity to assets...................................       9.53%      9.66%     (0.13)%       9.64%     9.86%     (0.22)%
Tier 1 leverage ratio......................................       9.35%      9.87%     (0.52)%
Tier 1 risk-based capital ratio............................      14.86%     14.65%       0.21%
Total risk-based capital ratio.............................      16.21%     15.89%       0.32%
Dividend payout ratio*.....................................         N/A     62.29%         N/A         N/A    75.81%         N/A
Net interest margin........................................       4.27%      5.13%     (0.86)%       4.39%     5.11%     (0.72)%
Efficiency ratio...........................................     103.35%     80.18%      23.17%      99.89%    85.15%      14.74%


*1998's amount is not computable due to the net loss for the period.

RESULTS OF OPERATION

EARNING ASSETS

Average earning assets of the Corporation for the first six months of 1998 increased 4.05% or $5.4 million to $138.5 million from $133.1 million for the first six months of 1997.

As discussed in the asset quality section of this Form 10-QSB, management has actively pursued the improvement of the asset quality of all earning assets, loans and investment securities. Management has focused on improving credit quality which has resulted in a decline in outstanding loans. Average investments have increased over the six months of 1998 as a result of the decrease in loans outstanding.

Average net loans declined to $82.1 million for the three months ended June 30, 1998 compared to $86.9 million for the same period in 1997. The decline of $4.8 million for the three months ended June 30, 1998 as compared to the same period for 1997 was primarily due to a decrease of $4.4 million in residential real estate and $3.9 million in consumer loans. The decline was partially offset by an increase of $1.6 million in commercial loans, including commercial real estate loans and $1.6 million in agriculture loans.
 The average yield on the loan portfolio before the allowance for loan losses decreased 24 basis points to 9.24% due to slightly lower market interest rates, a decline in relatively higher yielding consumer loans, and increasing competition for commercial loans in Springfield, Illinois, Illini's principal market for commercial loans.

Average net loans declined to $83.0 million for the six months ended June 30, 1998 compared to $87.6 million for the same period in 1997. The decline of $4.6 million for the six months ended June 30, 1998 as compared to the same period in 1997 was primarily due to a decline of $4.1 million in residential real estate, and $4.2 million in consumer loans. The decline was partially offset by an increase of $1.5 million in commercial loans, including
commercial real estate loans and $2.0 million in agriculture loans.   The
average yield on the loan portfolio before the allowance for loan losses decreased 10 basis points to 9.30%.

Average investment securities increased $3.2 million and $4.4 million for the three and six months ended June 30, 1998, respectively, as compared to the same period in 1997. The average yield of the investment securities portfolio was 6.19% and 6.35% for the three and six months ended June 30, 1998, respectively, a decrease of 85 and 62 basis points as compared to the same periods in 1997. The decrease in yield resulted from management's efforts to shorten the duration of the investment portfolio to minimize interest rate risk to the Bank.

FUNDING

The most important and stable source of funding is core deposits, considered by management to include non-interest bearing demand deposits, NOW and money market accounts, savings deposits and time deposits under $100,000. Average core deposits for the six months ended June 30, 1998 increased 7.63% or $8.5 million to $120.1 million from $111.5 million. The Bank has incurred increased funding costs as it has grown core deposits. The average rate paid on total interest bearing liabilities increased 23 basis points for the six months ended June 30, 1998 when compared to the same period in 1997. The cost of time deposits less than $100,000 was up 25 basis points because of the Bank's decision to match local competition on rates for existing customers. The cost of interest bearing demand accounts was up 83 basis points primarily because of a new money market index account which pays competitive money market rates which was introduced in the second half of 1997.

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

Interest income, on a fully taxable equivalent basis, was $2.8 million and $5.6 million for the three months and six months ended June 30, 1998, respectively, which is consistent with the $2.9 million and $5.7 million for same periods in 1997, respectively. Interest expense was $1.3 million and $2.6 million for the three and six months ended June 30, 1998, respectively, compared to $1.2 and $2.3 million for the same periods in 1997, respectively. A slight decline in interest income and a slight increase in interest expense resulted in a $0.4 million decline in net interest income for the six months ended June 30, 1998. Net interest income of $3.0 million and a net interest margin of 4.39% are down when compared to the six months ended June 30, 1997's net interest income of $3.4 million and margin of 5.11%. See discussion above regarding changes in yields. Interest income on loans was down approximately $0.3 million while investment securities remained unchanged for the six months ended June 30, 1998 when compared to the same period in 1997. The increase in interest expense was primarily due to interest paid on money market demand deposit accounts which management began actively promoting as a funding source in the second half of 1997.

The Bank's net interest margin is down significantly at June 30, 1998 and management anticipates that the net interest margin will remain lower than preceding periods through the rest of 1998. The decrease in net interest margin is due primarily because of management's decision to take a more conservative approach to investing funds not loaned out by shortening the investment portfolio's duration and maintaining increased levels of short term investments. A decrease in loan volumes also affected margin in the second quarter of 1998. The shift toward shorter-term investments is part of management's strategy to reevaluate and adjust the Bank's overall asset liability structure in 1998. Management will continue to take steps toward the Bank's overall objective which is to increase portfolio yields without jeopardizing the enhanced liquidity that has been gained thus far.

Net interest income is affected by the growth, pricing, mix and maturity of interest earning assets and interest bearing liabilities, as well as other factors, including loan quality. Also, the Corporation's interest-rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flow. Individual components of net interest income and net interest margin are presented in the consolidated average balance, interest income/expense and yield/rate tables on pages 11 and 12 and a net interest income rate/volume variance analysis on pages 13 and 14.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES



                                                                     Quarter ended June  30,
                                        -----------------------------------------------------------------------------------
                                                       1998                                     1997
                                        ---------------------------------------  ------------------------------------------
                                                   PERCENT   INTEREST  AVERAGE               Percent    Interest    Average
                                        AVERAGE    OF TOTAL  INCOME/   YIELD/    AVERAGE     of Total   Income/     Yield/
                                        BALANCE     ASSETS   EXPENSE    RATE     BALANCE      Assets    Expense      Rate
                                        --------   -------   -------   -------   -------     --------   -------     -------
                                                                      (dollars in thousands)
ASSETS

Interest-earning assets:

  Short-term investments                $  6,643     4.3%   $   89      5.53%    $     47       0.0%   $    1       8.29%
     Investment securities (3)
       Taxable                            42,510    27.5       632      5.95       34,186      23.2       588       6.87
       Tax-exempt (1)                      8,019     5.2       150      7.49       13,186       9.0       245       7.46
                                        --------   ------  -------     ------    --------     ------   ------      ------
         Total securities                 50,529    32.7       782      6.19       47,372      32.2       833       7.04
     Loans
       Commercial (1)                     15,659    10.1       366      9.38       16,326      11.1       414      10.17
       Agriculture                         7,290     4.7       151      8.33        5,658       3.8       123       8.71
       Real estate
         Commercial                       25,510    16.5       577      9.08       23,237      15.8       529       9.12
         Agriculture                       2,603     1.7        59      9.04        2,240       1.5        51       9.19
         Residential                      20,724    13.4       468      9.05       25,129      17.1       579       9.25
       Consumer, net                      11,035     7.2       274      9.94       14,904      10.1       362       9.73
       Credit card                           619     0.4        27     17.34          626       0.4        25      16.34
                                        --------           -------               --------              ------
         Total loans                      83,440    54.0     1,922      9.24       88,120      59.8     2,083       9.48
  Allowance for loan losses               (1,329)   (0.9)                          (1,221)     (0.8)
                                        --------           -------               --------
  Net loans (1) (2)                       82,111    53.2     1,922      9.39       86,899      59.0     2,083       9.61
                                        --------   ------  -------               --------     ------   ------
  Total interest earning assets          139,283    90.2     2,793      8.04      134,318      91.2     2,917       8.71
                                        --------           -------               --------              ------
  Cash and due from banks                  4,345     2.8                            4,427       3.0
  Premises and equipment                   7,654     4.9                            6,150       4.2
  Other real estate owned                  1,020     0.7                              579       0.4
  Other assets (3)                         2,111     1.4                            1,869       1.2
                                        --------   ------                        --------     ------
         TOTAL ASSETS                   $154,413   100.0%                        $147,343     100.0%
                                        --------   ------                        --------     ------
                                        --------   ------                        --------     ------
LIABILITIES

Interest-bearing liabilities:
  Deposits
    Non-interest bearing deposits        $21,553    14.0%                         $20,316      13.8%
     Interest bearing demand              34,534    22.4   $   312      3.63%      26,222      17.8    $  180       2.75%
     Savings                              17,854    11.6       109      2.45       18,480      12.5       113       2.46
     Time deposits less than $100,000     47,577    30.8       659      5.55       45,989      31.2       615       5.36
                                        --------           -------               --------              ------
     Total core deposits                 121,518    78.7     1,080      3.57      111,007      75.3       908       3.28
     Time deposits $100,000 and over      16,054    10.4       227      5.67       14,987      10.2       210       5.62
                                        --------           -------               --------              ------
       Total deposits                    137,572    89.1     1,307      3.81      125,994      85.5     1,118       3.56
  Short-term borrowings                      288     0.2         4      5.41        5,606       3.8        83       5.94
     Total interest bearing liabilities  116,307    75.3     1,311      4.52      111,284      75.5     1,201       4.33
  Other liabilities                        1,840     1.2                            1,508       1.0
                                        --------   ------                        --------     ------
     Total liabilities                   139,700    90.5                          133,108      90.3
  Shareholders' Equity                    14,713     9.5                           14,235       9.7
                                        --------   ------                        --------     ------
     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY               $154,413   100.0%                        $147,343     100.0%
                                        --------   ------                        --------     ------
                                        --------   ------                        --------     ------
  NET INTEREST MARGIN                                      $ 1,482      4.27%                          $1,716       5.13%
                                                           -------     ------                          ------      ------
                                                           -------     ------                          ------      ------

(1) Income amounts are presented on a fully taxable equivalent basis (FTE), which is defined as income on earning assets that is subject to either a reduced rate or zero rate of income tax, adjusted to give effect to the appropriate incremental federal income tax rate and adjusted for non-deductible carrying costs, where applicable. Where appropriate, yield calculations include these adjustments. The federal statutory rate was 34% for all periods presented.
(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $60,000 in 1998 and $66,000 in 1997.
(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES



                                                                   Six Months ended June  30,
                                        -----------------------------------------------------------------------------------
                                                       1998                                     1997
                                        ---------------------------------------  ------------------------------------------
                                                   PERCENT   INTEREST  AVERAGE               Percent    Interest    Average
                                        AVERAGE    OF TOTAL  INCOME/   YIELD/    Average     of Total   Income/     Yield/
                                        BALANCE     ASSETS   EXPENSE    RATE     Balance      Assets    Expense      Rate
                                        --------   -------   -------   -------   -------     --------   -------     -------
                                                                      (dollars in thousands)
ASSETS

Interest-earning assets:

  Short-term investments                $  6,230     4.0%   $  165      5.35%    $    568       0.4%   $    8       2.95%
     Investment securities (3)
       Taxable                            41,274    26.8     1,265      6.13       31,836      21.8     1,078       6.77
       Tax-exempt (1)                      8,051     5.2       302      7.51       13,072       8.9       487       7.46
                                        --------   ------  -------     ------    --------     ------   ------      ------
         Total securities                 49,325    32.0     1,567      6.35       44,908      30.7     1,565       6.97
     Loans
       Commercial (1)                     15,499    10.1       724      9.42       14,412       9.9       728      10.18
       Agriculture                         6,963     4.5       295      8.53        5,001       3.4       223       8.98
       Real estate
         Commercial                       25,727    16.7     1,160      9.09       25,330      17.3     1,139       9.07
         Agriculture                       2,496     1.6       113      9.14        2,198       1.5       100       9.15
         Residential                      21,495    14.0       980      9.20       25,632      17.5     1,159       9.12
       Consumer, net                      11,460     7.4       559      9.84       15,657      10.7       742       9.55
       Credit card                           631     0.4        54     17.26          635       0.4        51      16.24
                                        --------           -------               --------              ------
         Total loans                      84,271    54.7     3,885      9.30       88,865      60.7     4,142       9.40
  Allowance for loan losses               (1,317)   (0.8)                          (1,229)     (0.8)
                                        --------           -------               --------
  Net loans (1) (2)                       82,954    53.9     3,885      9.44       87,636      59.9     4,142       9.53
                                        --------   ------  -------               --------     ------   ------
  Total interest earning assets          138,509    89.9     5,617      8.18      133,112      91.0     5,715       8.66
                                        --------           -------               --------              ------
  Cash and due from banks                  4,606     3.0                            4,631       3.2
  Premises and equipment                   7,931     5.1                            5,854       4.0
  Other real estate owned                    774     0.5                              660       0.5
  Other assets (3)                         2,296     1.5                            1,948       1.3
                                        --------   ------                        --------     ------
         TOTAL ASSETS                   $154,116   100.0%                        $146,205     100.0%
                                        --------   ------                        --------     ------
                                        --------   ------                        --------     ------
LIABILITIES

Interest-bearing liabilities:
  Deposits
    Non-interest bearing deposits        $21,347    13.9%                         $19,987      13.7%
     Interest bearing demand              33,663    21.8   $   591      3.54%      26,337      18.0    $  354       2.71%
     Savings                              17,769    11.5       217      2.46       18,612      12.7       228       2.47
     Time deposits less than $100,000     47,274    30.7     1,302      5.55       46,611      31.9     1,225       5.30
                                        --------           -------               --------              ------
     Total core deposits                 120,053    77.9     2,110      3.54      111,547      76.3     1,807       3.27
     Time deposits $100,000 and over      17,142    11.1       485      5.71       15,079      10.3       430       5.75
                                        --------           -------               --------              ------
       Total deposits                    137,195    89.0     2,595      3.82      126,626      86.6     2,237       3.56
  Short-term borrowings                      298     0.2         8      5.42        3,652       2.5       107       5.91
     Total interest bearing liabilities  116,146    75.3     2,603      4.52      110,291      75.4     2,344       4.29
  Other liabilities                        1,763     1.2                            1,511       1.0
                                        --------   ------                        --------     ------
     Total liabilities                   139,256    90.4                          131,789      90.1
  Shareholders' Equity                    14,860     9.6                           14,416       9.9
                                        --------   ------                        --------     ------
     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY               $154,116   100.0%                        $146,205     100.0%
                                        --------   ------                        --------     ------
                                        --------   ------                        --------     ------
  NET INTEREST MARGIN                                      $ 3,014      4.39%                          $3,371       5.11%
                                                           -------     ------                          ------      ------
                                                           -------     ------                          ------      ------

(1) Income amounts are presented on a fully taxable equivalent basis (FTE), which is defined as income on earning assets that is subject to either a reduced rate or zero rate of income tax, adjusted to give effect to the appropriate incremental federal income tax rate and adjusted for non-deductible carrying costs, where applicable. Where appropriate, yield calculations include these adjustments. The federal statutory rate was 34% for all periods presented.
(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $125,000 in 1998 and $119,000 in 1997.
(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

NET INTEREST INCOME - RATE/VOLUME VARIANCE ANALYSIS(*)


                                       QUARTER ENDED JUNE 30, 1998
                                             AS COMPARED TO
                                       QUARTER ENDED JUNE 30, 1997
                                --------------------------------------
                                  CHANGES IN      VOLUME         RATE
                                INCOME/EXPENSE    EFFECT        EFFECT
                                --------------    ------        ------
                                        (dollars in thousands)
Short-term investments             $    88        $  136       $   (48)
Investment securities:
   Taxable                              44           142           (98)
   Nontaxable                          (95)          (96)            1
                                   --------       -------      --------
         Total securities              (51)           46           (97)
Loans:
   Commercial                          (48)          (17)          (31)
   Agriculture                          28            35            (7)
   Real Estate:
      Commercial                        48            52            (4)
      Agriculture                        8             8            --
      Residential                     (111)         (101)          (10)
   Consumer, net                       (88)          (94)            6
   Credit card                           2            --             2
                                   --------       -------      --------
         Total loans                  (161)         (117)          (44)
                                   --------       -------      --------
   Total interest income              (124)           65          (189)
                                   --------       -------      --------
Interest bearing demand                132           (32)          164
Savings                                 (4)           98          (102)
Time deposits less than $100,000        44          (376)          420
                                   --------       -------      --------
         Total core deposits           172          (310)          482
Time deposits $100,000 and over         17            15             2
                                   --------       -------      --------
         Total deposits                189          (295)          484
Short-term borrowings                  (79)          (79)           --
                                   --------       -------      --------
   Total interest expense              110          (374)          484
                                   --------       -------      --------
         Net interest income       $  (234)       $  439       $  (673)
                                   --------       -------      --------
                                   --------       -------      --------

(*) Fully taxable equivalent basis
NOTE: The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

NET INTEREST INCOME - RATE/VOLUME VARIANCE ANALYSIS(*)


                                    SIX MONTHS ENDED JUNE 30, 1998
                                           AS COMPARED TO
                                    SIX MONTHS ENDED JUNE 30, 1997
                                --------------------------------------
                                  CHANGES IN      VOLUME         RATE
                                INCOME/EXPENSE    EFFECT        EFFECT
                                --------------    ------        ------
                                        (dollars in thousands)
Short-term investments             $   157        $   83       $   74
Investment securities:
   Taxable                             187           317         (130)
   Nontaxable                         (185)         (186)           1
                                   --------       -------      --------
         Total securities                2           131         (129)
Loans:
   Commercial                           (4)           55          (59)
   Agriculture                          72            87          (15)
   Real Estate:
      Commercial                        21            18            3
      Agriculture                       13            13           --
      Residential                     (179)         (187)           8
   Consumer, net                      (183)         (199)          16
   Credit card                           3            --            3
                                   --------       -------      --------
         Total loans                  (257)         (213)         (44)
                                   --------       -------      --------
   Total interest income               (98)            1          (99)
                                   --------       -------      --------
Interest bearing demand                237            99          138
Savings                                (11)          (10)          (1)
Time deposits less than $100,000        77            17           60
                                   --------       -------      --------
         Total core deposits           303           106          197
Time deposits $100,000 and over         55            59           (4)
                                   --------       -------      --------
         Total deposits                358           165          193
Short-term borrowings                  (99)          (98)          (1)
                                   --------       -------      --------
   Total interest expense              259            67          192
                                   --------       -------      --------
         Net interest income       $  (357)       $  (66)      $ (291)
                                   --------       -------      --------
                                   --------       -------      --------

(*)  Fully taxable equivalent basis
NOTE: The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

NONINTEREST INCOME

                                            Three months ended        Percent          Six months ended         Percent
                                                 June 30,              Change               June 30,             Change
                                            ------------------       ---------        -------------------       ---------
                                              1998      1997         1998/1997        1998           1997       1998/1997
                                            ------      ------       ---------        ----           ----       ---------
                                                                       (dollars in thousands)
Service charges on deposit accounts           $266      $263              1.1%        $511           $512          (0.2)%
Other fee income                                43        43            ---             81             79           2.5
Mortgage loan servicing fees                    65        47             38.3          124             92          34.8
Gain on sale of mortgage loans                  60        17            252.9          138             28         392.9
Securities gains (loss)                          0        (7)           100.0            7             (3)        333.3
Other income                                    19        20             (5.0)          42             34          23.5
                                              ----      ----            -----         ----           ----         -----
                                              $453      $383             18.3%        $903           $742          21.7
                                              ----      ----            -----         ----           ----         -----
                                              ----      ----            -----         ----           ----         -----

Services charges on deposit accounts remained relatively steady for the three and six months ending June 30, 1998 compared to the same period in 1997. Other fee income and securities gains (loss) were relatively unchanged.
Other income was up because of increased commission on check sales to new account customers.

The Bank experienced a significant increase in fixed rate mortgage loan originations which are sold on the secondary market. Declining interest rates, coupled with effective marketing strategies, significantly increased the volume of residential real estate refinance loans. This, in turn, increased the Bank's gain on sale of these loans and to a lesser extent, increased servicing income.

NONINTEREST EXPENSE

                                            Three months ended        Percent          Six months ended         Percent
                                                 June 30,              Change               June 30,             Change
                                            ------------------       ---------        -------------------       ---------
                                              1998      1997         1998/1997        1998           1997       1998/1997
                                            ------      ------       ---------        ----           ----       ---------
                                                                       (dollars in thousands)
Salaries and employee benefits              $  892    $  813              9.7%      $1,759         $1,660            6.0%
Net occupancy expense                          178       139             28.1          350            317           10.4
Equipment expense                               82        73             12.3          168            153            9.8
Data processing                                156       123             26.8          320            300            6.7
Supplies                                        46        25             84.0          100             57           75.4
Communication and transportation               105        78             34.6          203            176           15.4
Marketing and advertising                       40        72            (44.4)          96            133          (27.8)
Correspondent and processing fees               36        33              9.1           68             67            1.5
Loan and other real estate owned expenses       35        63            (44.4)          79             87           (9.2)
Professional fees                              284       132            115.2          497            310           60.3
Directors' and regulatory fees                  57        44             29.5          105             88           19.3
Other expense                                   90        88              2.3          168            154            9.1
                                            ------    ------            -----       ------         ------        -------
                                            $2,001    $1,683             18.9       $3,913         $3,502           11.7
                                            ------    ------            -----       ------         ------        -------
                                            ------    ------            -----       ------         ------        -------

Increases in salaries and employee benefits, net occupancy expense, data processing, and supplies expense for the three and six months ended June 30, 1998 were related to Illini Bank's opening a new banking, corporate, and operations location at 3200 West Iles in Springfield. These increases were the result of salaries and employee benefits of new employees to staff the new office, annual merit increases to other Bank employees, and typical new occupancy expenses, including the relocation of operations and credit administration from other locations, and one-time expenses for open house activities for customers and startup.

Professional fees totaling $284,000 and $497,000 for the three and six months ended June 30, 1998, respectively, are up $152,000 and $187,000 from the same periods in 1997, respectively, and remain significantly above historical levels. Approximately $348,000 or 70% of the professional fees incurred for the six months ended June 30, 1998 represents fees paid to a national consulting firm to reengineer the Bank's operations. An additional estimated $19,000 of fees related to this reengineering will be incurred in the last six months of 1998. Total professional fees are expected to return to peer levels by January 1, 1999. Because of the reengineering, and net of severance payments paid to departing employees, the Bank has reduced annual employee compensation by $798,000. This part of the Bank's efforts to substantially increase net income and return to shareholders was discussed in greater detail in the Corporation's 1997 Form 10-KSB.

In the first six months of 1997, the Company incurred approximately $22,000 of professional fees to study and approve a Shareholder Rights Agreement designed to protect the right of all Illini shareholders to receive a fair price for their shares. Although minimal professional fees have been incurred to maintain the plan since its adoption, the Company may from time to time incur expenses to determine the market value of Illini's stock as required by the plan and to revise the plan as circumstances may require.

YEAR 2000 ISSUES

In 1998, Illini will complete a comprehensive review of its computer systems to identify those systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve any potential problems revealed. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of Illini's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. Management presently believes that, with modifications to existing software and by converting to new software, the Year 2000 problem will not pose significant operational problems for the Bank's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of Illini.
The Corporation incurred $35,000 in expenses for the six month period ended June 30, 1998 and anticipates incurring an additional $60,000 for Year 2000 related expenses through the end of 1998.

CREDIT QUALITY

Gross loans totaled $83.1 million at June 30, 1998, a decline of $3.2 million, or 3.7%, from $86.3 million at December 31, 1997, while the allowance for loan losses has remained relatively consistent at $1.3 million at June 30, 1998 and December 31, 1997, respectively. The allowance as a percent of total loans and nonperforming loans decreased from 164.70% at June 30, 1997 to 102.19% at June 30, 1998 due to an increase in nonperforming loans. Approximately 48% of the increase in nonperforming loans was the result of management's decision to delay the renewal of two commercial loans to allow the Bank to enhance its security position. The remaining increase in nonperforming assets is primarily attributable to the Bank's reclassifying a property from Bank premises to available for sale, a decision based on conclusions reached during strategic planning regarding the desired level of the Bank's investment in real estate devoted to the retail delivery of its products and services. Declining consumer and residential real estate loan balances have been substantially offset by increases in commercial and agricultural loans.

                                           Three Months Ended           Six Months Ended
                                                June 30,                   June 30,
                                           ------------------         -------------------
                                             1998      1997           1998           1997
                                           -------    -------        ------         ------
ALLOWANCE FOR LOAN LOSSES:                            (dollars in thousands)
    Balance at beginning of period          $1,324    $1,216         $1,302         $1,258
    Provision charged to expense                51        75            102            150
    Charge-offs                                 81        74            123            207
    Less:  recoveries                           11        10             24             26
                                            ------    ------         ------         ------
        Net charge-offs                         70        64             99            181
                                            ------    ------         ------         ------
    Ending allowance for loan losses        $1,305    $1,227         $1,305         $1,227
                                            ------    ------         ------         ------
                                            ------    ------         ------         ------
NET CHARGE-OFF RATIOS (1):
        Commercial                            0.28%    (0.02)%         0.24%          0.15%
        Real Estate                           0.03      0.18           0.01           0.29
        Installment                           1.64      1.00           0.92           1.06
        Credit Cards                          3.24      3.20           5.43           2.86
        Totals                                0.34%     0.29%          0.24%          0.41%

(1) Ratios to average loans are presented on  an annualized basis

Illini's primary business of making commercial, real estate and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Corporation. Accordingly, a significant factor in the Corporation's past and future operating results is the level of the provision for loan losses. The provision for loan losses decreased to $51,000 and $102,000 for the three and six months ended June 30, 1998, respectively, as compared to $75,000 and $150,000 for the comparable periods in the prior year. Net charge-offs increased to $70,000 and decreased to $99,000 for the three and six months ended June 30, 1998, respectively, as compared to $64,000 and $181,000 for the comparable periods in the prior year.

For the six months ended June 30, 1998, provision expense and net loan losses decreased. The net charge off ratio for the three and six months ended June 30, 1998 was 0.34% and 0.24% compared to 0.29% and 1.17% for years ended December 31, 1997 and 1996, respectively.

Despite an increase in nonperforming loans for the reasons given above, management believes that credit quality systems of loan review and default risk management implemented in 1996 and 1997 have resulted in an overall improvement in the credit quality of the Bank's loan portfolio. As noted above, the increase in nonaccrual loans in the three months ended June 30, 1998 was the result of the management's decision to delay the renewal of two commercial credits to allow the Bank to enhance its security position. Management believes the increase in nonaccrual loans does not reflect adversely on the collectibility on either of these loans or the overall portfolio.

At June 30, 1998, impaired loans totaled $1,277,000 for which no allowance for loan losses has been allocated compared to December 31, 1997 impaired loans of $686,000 for which an allowance for loan losses of $26,000 had been allocated. Of the total impaired loans at June 30, 1998 there were no loans still accruing interest, and at December 31, 1997 loans totaling $50,000 were continuing to accrue interest.

                                          JUNE 30,   December 31,    June 30,
CREDIT QUALITY                              1998        1997          1997
                                          --------   ------------    --------
                                                (dollars in thousands)
NONPERFORMING ASSETS:
    Loans delinquent over 90 days,
     still accruing interest                $    0    $    0         $   96
    Nonaccrual                               1,277       636            649
    Other real estate owned                  1,038       551            522
                                            ------    ------         ------
    Total nonperforming assets              $2,315    $1,187         $1,267
                                            ------    ------         ------
                                            ------    ------         ------

KEY RATIOS:
    Nonperforming loans to ending loans       1.54%     0.74%          0.85%
    90 days delinquent to ending loans        0.00      0.00           0.11
    Allowance to ending loans                 1.57      1.51           1.39
    Allowance to nonperforming loans        102.19    204.72         164.70

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

As discussed in the Corporation's 1997 Form 10-KSB and previous 10-QSB reports, management has implemented several initiatives to improve credit quality. These steps include a new officer driven problem loan identification system, a revamped allowance adequacy determination process, a new loan policy, and improved reporting systems (credit quality and production). Management is committed to continuing these initiatives and is supplementing these efforts in 1998 by engaging an outside firm to perform a comprehensive review of the Bank's loan portfolio to assess its credit quality and the effectiveness of management loan quality systems and controls.

The sharp increase in other real estate owned results from the transfer of a $533,000 property from bank premises. The property was acquired in 1995 and was held for potential future expansion in the Bloomington/Normal, Illinois market. Management abandoned its plans to build a facility on this site. In July 1998, the Bank sold this property at a gain and continues to aggressively market the remaining other real estate properties. Management expects no losses will be incurred on the disposition of the remaining other real estate properties.

CAPITAL RESOURCES

The current economic and regulatory environment places increased emphasis on capital strength. A strong capital position, which is vital to the continued profitability of Illini, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Despite the minimal loss from operations in the first six months of 1998, management believes earnings will be an adequate source of capital to fund future growth. At June 30, 1998, Tier 1 risk based capital, total risk-based capital and leverage capital ratios were 14.86%, 16.21% and 9.35%, respectively. As of June 30, 1998, the Bank met the criteria to be classified as "well capitalized."

Earnings retention is affected by the board of director's declaration of cash dividends. As previously discussed, the Bank has recognized significant expense relating to the overall reengineering process. Management expects these efforts to enhance long term performance. However, in the short term, net income was depressed for the first six months of 1998 and consequently the dividend payout ratio is elevated. The total dollar amount of dividends for the three and six months ended June 30, 1998 is unchanged from the same periods in 1997.

LIQUIDITY

Illini's policy is to manage interest rate risk to a level which places limits on the sensitivity of its earnings to changes in market interest rates. An explanation of the asset/liability management process is found in the Corporation's 1997 Form 10-KSB, beginning on page 13. Interest rate risk management at Illini is executed by the use of on-balance sheet investment products.

The assets portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and sales of investment securities available for sale. The liability side of the balance sheet provides liquidity through various customers' interest bearing accounts. Short-term borrowings are an additional source of liquidity and represent Illini's incremental borrowing capacity.

During the second quarter of 1998, Illini completed a comprehensive analysis of its asset liability function, including a review of its funds management policy and its principal measure of liquidity. The Bank implemented a new measure of liquidity measurement, called "Basic Surplus," which redefines liquid assets as the total assets held by the Bank which can be converted to cash in thirty days or less, reduced by short term liabilities. As of April 30, 1998, the first measurement date using the new basic surplus method, the Bank's core liquidity was $27 million, or 17.6% of total assets.

Management believes the new formula provides an accurate measurement of liquidity and provides management with a comprehensible and consistent tool to plan pricing and profitability strategies. Based on the new measurement and as compared to peer banks, management believes the liquidity position of the Bank at June 30, 1998 is strong.

At June 30, 1998, large liability dependence was 6.5%, compared to 6.2% at March 31, 1998 and 8.2% at December 31, 1997. Short-term borrowings, reduced significantly during 1997, and continue to decrease during 1998. In 1997 management restructured its available for sale securities portfolio by selling a selected number of higher risk long-term fixed rate securities. Additionally in 1997, management shifted its position from a net borrower of short-term funds to a net seller of short-term funds, a shift designed to improve the Bank's liquidity. Management's conservative approach has continued through the second quarter 1998. The Bank's short-term borrowings decreased from December 31, 1997 to June 30, 1998.

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

PART II.  OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

       The Company adopted a Shareholder Rights Agreement on June 20, 1997 and named Illinois Stock Transfer Company ("ISTC") as its rights agent thereunder. The Company was notified in May, 1998 of a threatened complaint against ISTC by an Illini shareholder. The shareholder, Mary K. Quinn, who owns 21 shares of stock in Illini, filed suit against ISTC on June 9, 1998 in the Seventh Judicial Circuit Court, Sangamon County, Illinois. Quinn seeks to compel ISTC to distribute rights certificates to Illini's shareholders and further seeks to certify all Illini shareholders as a class. Ms. Quinn asserts that Ida R. Noll became an acquiring person under the Rights Agreement on April 16, 1998, and that the Rights Agreement was triggered. ISTC is being represented in the litigation by Howard & Howard, which vigorously contests Quinn's assertions that Ida R. Noll is an acquiring person, that the Rights Agreement has been triggered, and that ISTC has a duty to distribute rights certificates.

       Ida R. Noll has filed a 14-count Complaint for Declaratory Judgment, Injunctive Relief, and money damages against Illini Corporation and the following members of the Board of Directors of Illini: Thomas A. Black, Ronald E. Cramer, Lawrence B. Curtin, Kenneth Deverman, William Etherton, William McCubbin, Burnard K. McHone, Robert F. Olson, John
       H. Pickrell, N. Ronald Thunman and Perry Williams. The Action was filed in the 7th Judicial Circuit Court of Sangamon County, Illinois, on or about July 27, 1998, and the Complaint was served upon Illini Corporation on July 27, 1998. Illini's responsive pleading is due on or before August 26, 1998.

       The Complaint arises out of Illini's enactment of a Shareholder Rights Agreement on June 20, 1997 and the subsequent Amendment of that Agreement on June 30, 1998. The Plaintiff seeks relief against Illini Corporation only in Counts I and II of the Complaint, in which she seeks declaratory judgment and injunctive relief with respect to the Rights Agreement. Count I seeks a declaration that the Rights Agreement was Triggered by the Plaintiff on April 16, 1998 and that Illini's subsequent Amendment is void. The Plaintiff seeks attorneys' fees and costs from Illini in Count I. Count II seeks a permanent injunction against Illini from implementing the First Amendment of the Rights Agreement, as well as attorneys' fees and costs.

       The Plaintiff seeks money damages in Counts III through XIV against the Directors of Illini individually for breaching their fiduciary with regard to the enactment of the Rights Agreement and its subsequent Amendment. Count XIV seeks relief against all Defendants except Illini Corporation for conspiracy.

       Illini and the Directors intend to vigorously contest and oppose the allegations of the Noll Complaint and the relief sought therein.

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

       All six of Management's nominees for director listed in the proxy statement were elected. The results of the vote were as follows:

                                              Shares                     Broker
                                              Voted      Shares           Non
                                              "For"    "Withheld"        Votes
                                             -------   ----------        ------
       William B. McCubbin                   215,718    13,054              0
       Burnard K. McHone                     214,293    13,054              0
       Robert F. Olson                       217,182    11,583              0
       N. Ronald Thunman                     214,154    13,054              0
       William G. Walschleger                217,114    11,583              0
       Perry Williams                        217,000    11,583              0

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

       The appointment of KPMG Peat Marwick LLP as the Company's auditors for the fiscal year ending December 31, 1998, was ratified. The results of the vote were as follows:

                                              "For"      "Against"   "Abstain"
                                              -----      ---------   ---------
       Ratification of KPMG
       Peat Marwick LLP                      222,346       2,770       3,113

Item 5 OTHER INFORMATION - none

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS:
            The Exhibits filed herewith are set forth in the Exhibit Index filed as a part of these Form 10-QSB.

        (b) REPORTS ON FORM 8-K:
            There were no reports on Form 8-K filed for the quarter ended June 30, 1998.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Illini Corporation
  (Registrant)



By:  /s/ Burnard K. McHone                     August 6, 1998
-----------------------------------            --------------
Burnard K. McHone                              Date signed
President



By:  /s/ Deann Hager                           August 6, 1998
-----------------------------------            --------------
Deann Hager                                    Date signed
Finance Manager

EXHIBIT INDEX

     Number                                      Description
     ------                                      -----------
       27                         Financial Data Schedule