Form 10QSB
period 1998-09-30
ILLINI CORP
filed 1998-11-10
CIK 730037

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB


[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For quarterly period ended September 30, 1998

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



     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 448,456 shares of $10 par value common stock as of October 31, 1998.

Transitional Small Business Disclosure Format:                Yes       No  X
                                                                  ---      ---

                               ILLINI CORPORATION
                              INDEX TO FORM 10-QSB
                               September 30, 1998

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets
                  September 30, 1998 and December 31, 1997                   3

               Consolidated Statements of Income
                  Nine and Three Months Ended September 30, 1998 and 1997    4

               Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1998 and 1997              5

               Notes to Interim Consolidated Financial Statements            6

     Item 2.   Management's Discussion and Analysis                          8

     Item 3.   Quantitative and Qualitative Disclosures About               21
                  Market Risk

PART II. OTHER INFORMATION                                                  22

SIGNATURE PAGE                                                              23

EXHIBIT INDEX                                                               24

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      ILLINI CORPORATION AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)


                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                               1998             1997
                                                                           -------------    ------------
ASSETS                                                                          (dollars in thousands)
   Cash and due from banks                                                 $       3,626    $      5,361
   Interest bearing deposits in other banks                                           28              77
   Federal funds sold                                                              5,895           6,755
   Debt and marketable equity securities
      available for sale, at estimated market value                               49,565          46,834
   Loans, net of the allowance for loan losses and unearned income                81,813          84,987
   Premises and equipment                                                          7,186           8,077
   Accrued interest receivable                                                     1,699           1,500
   Other real estate owned                                                         1,110             551
   Other assets                                                                      444             772
                                                                           -------------    ------------
                                                                           $     151,366    $    154,914
                                                                           -------------    ------------
                                                                           -------------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
   Non-interest bearing demand deposits                                           19,478          25,083
   Interest bearing deposits:
      NOW and money market accounts                                               35,824          30,596
      Savings deposits                                                            16,972          17,820
      Time deposits, $100,000 and over                                            15,691          18,659
      Other time deposits                                                         46,279          45,418
                                                                           -------------    ------------
         Total deposits                                                          134,244         137,576

   Securities sold under agreements to repurchase                                    290             715
   Accrued interest payable                                                          833             784
   Other liabilities                                                                 893             861
                                                                           -------------    ------------
      Total liabilities                                                          136,260         139,936
                                                                           -------------    ------------
   Shareholders' equity:
      Common stock-authorized 800,000 shares of $10
        par value; 448,456 shares issued and outstanding                           4,485           4,485
      Capital surplus                                                              1,886           1,886
      Retained earnings                                                            8,323           8,450
      Accumulated other comprehensive income                                         412             157
                                                                           -------------    ------------
            Total Shareholders' Equity                                            15,106          14,978
                                                                           -------------    ------------
                                                                           $     151,366    $    154,914
                                                                           -------------    ------------
                                                                           -------------    ------------

See accompanying notes to interim consolidated financial statements.

                      ILLINI CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30,                   September 30,
                                                              ------------------------       ------------------------
                                                                 1998          1997             1998           1997
                                                              ----------    ----------       ----------    ----------
                                                                   (dollars in thousands, except per share data)
Interest income:
    Interest and fees on loans                                $    1,933    $    2,076       $    5,802    $    6,198
    Interest on debt and marketable equity securities
       Taxable                                                       635           477            1,900         1,554
       Tax-exempt                                                    103           138              312           473
    Interest on short term investments                                63            60              228            71
                                                              ----------    ----------       ----------    ----------
             Total interest income                                 2,734         2,751            8,242         8,296
                                                              ----------    ----------       ----------    ----------

Interest expense:
    Interest on deposits:
       NOW and money market accounts                                 339           201              930           555
       Savings deposits                                              107           111              324           339
       Time deposits, $100,000 and over                              193           235              678           666
       Other time deposits                                           644           625            1,946         1,849
    Interest on borrowings                                             4             8               12           115
                                                              ----------    ----------       ----------    ----------
         Total interest expense                                    1,287         1,180            3,890         3,524
                                                              ----------    ----------       ----------    ----------

         Net interest income                                       1,447         1,571            4,352         4,772
Provision for loan losses                                             51            75              153           225
                                                              ----------    ----------       ----------    ----------
         Net interest income after provision for loan losses       1,396         1,496            4,199         4,547


Noninterest income:
    Service charges on deposit accounts                              269           267              780           779
    Other fee income                                                  46            40              127           119
    Mortgage loan servicing fees                                      64            52              188           144
    Gain on sale of mortgage loans                                    25            35              163            63
    Securities gains                                                   1            64                8            61
    Other income                                                      67            19              109            53
                                                              ----------    ----------       ----------    ----------
         Total noninterest income                                    472           477            1,375         1,219

Noninterest expense:
    Salaries and employee benefits                                   728           825            2,487         2,484
    Net occupancy expense                                            132           168              482           485
    Equipment expense                                                 90            75              258           228
    Data processing                                                  196           136              516           437
    Supplies                                                          36            35              136            92
    Communication and transportation                                  92            91              295           267
    Marketing and advertising                                        (96)           61               --           194
    Correspondent and processing fees                                 39            37              107           104
    Loan and other real estate owned expenses                        (10)           54               69           141
    Professional fees                                                144           170              641           480
    Directors' and regulatory fees                                    45            37              150           125
    Other expense                                                     86            68              254           222
                                                              ----------    ----------       ----------    ----------
         Total noninterest expense                                 1,482         1,757            5,395         5,259

             Income before income tax expense                        386           216              179           507
Income tax expense                                                   144            29              (31)           24
                                                              ----------    ----------       ----------    ----------
             Net income                                       $      242    $      187       $      210    $      483
                                                              ----------    ----------       ----------    ----------
                                                              ----------    ----------       ----------    ----------
Basic earnings per share
    (based on weighted average common shares outstanding
       of 448,456 for 1998 and 1997)                          $     0.54    $     0.42       $     0.47    $     1.08
                                                              ----------    ----------       ----------    ----------
                                                              ----------    ----------       ----------    ----------

See accompanying notes to interim consolidated financial statements.

                        ILLINI CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                       1998          1997
                                                                     --------      --------
Cash flows from operating activities:                                  (dollars in thousands)
   Net income                                                        $    210      $    483
   Adjustments to reconcile net income to net cash provided
    by operating ctivities:
         Depreciation and amortization                                    726           526
         Provision for loan losses                                        153           225
         Securities gains                                                  (8)          (61)
         Gain on sale of other real estate                                (18)           --
         (Increase) decrease in accrued interest receivable              (198)           11
         (Increase) decrease in accrued interest payable                   49           (41)
         Origination of mortgage loans for sale                       (34,475)      (12,526)
         Proceeds from the sale of mortgage loans                      34,771        12,299
         Other, net                                                       157          (246)
                                                                     --------      --------
            Net cash provided by operating activities                   1,367           670
                                                                     --------      --------

Cash flows from investing activities:
   Proceeds from sales of investments in debt and marketable equity
     securities available for sale                                      2,004        17,430
   Proceeds from maturities and paydowns of debt and
     marketable equity securities available for sale                    7,885         7,257
   Purchases of debt and marketable equity Securities
     available for sale                                               (12,318)      (17,901)
   Net Decrease in Loans                                                2,651         6,362
   Purchases of premises and equipment                                   (858)       (2,422)
   Proceeds from sale of premises and equipment                             1            --
   Proceeds from sales of other real estate                               716           290
                                                                     --------      --------
            Net cash  provided by investing activities                     81        11,016
                                                                     --------      --------

Cash flows from financing activities:
   Net decrease in non-interest bearing deposit accounts               (5,605)       (1,145)
   Net increase in NOW, money market accounts and savings               4,381         1,647
   Net increase (decrease) in time deposits $100,000 and over          (2,968)        2,940
   Net increase (decrease) in other time deposits                         861          (711)
   Net decrease in federal funds purchased                                 --        (1,130)
   Net decrease in securities sold under agreements to repurchase        (425)         (210)
   Net decrease in other short-term borrowings                             --        (3,000)
   Cash dividends paid                                                   (336)         (337)
                                                                     --------      --------
            Net cash used in financing activities                      (4,092)       (1,946)
                                                                     --------      --------
Net increase (decrease) in cash and cash equivalents                   (2,644)        9,740

Cash and cash equivalents at beginning of period                       12,193         5,513
                                                                     --------      --------
Cash and cash equivalents at end of period                           $  9,549      $ 15,253
                                                                     --------      --------
                                                                     --------      --------
Supplemental Information:
   Income taxes paid                                                 $     37      $     52
   Interest paid                                                     $  3,842      $  3,565
                                                                     --------      --------
                                                                     --------      --------
Other non-cash investing activities:
   Transfer of loans to other real estate                            $     74            85
                                                                     --------      --------
                                                                     --------      --------
   Transfer of premises to other real estate                         $  1,168      $     --
                                                                     --------      --------
                                                                     --------      --------

See accompanying notes to interim consolidated financial statements.

                       ILLINI CORPORATION AND SUBSIDIARY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998

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

     Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Illini has no equity instruments which are dilutive.

     Results for the three and nine months ended September 30, 1998 may not be indicative of the annual performance of Illini Corporation (Illini or the Corporation).

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

     Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest according to the contractual terms of the loan agreement is not probable, are evaluated for impairment. Information regarding impaired loans at September 30, 1998 and December 31, 1997 is as follows:

                                                           September 30,      December 31,
                                                                1998                1997
                                                                ----                ----
                                                                 (dollars in thousands)
          Nonaccrual loans                                    $ 1,259             $  636
          Impaired loans continuing to accrue interest             --                 50
                                                              -------             ------
          Total impaired loans                                $ 1,259             $  686
                                                              -------             ------
                                                              -------             ------

          Allowance for losses on specific impaired loans     $    11             $   26
          Impaired loans with no specific related allowance
             for loan losses                                    1,241                595
          Average balance of impaired loans during the period   1,268                977
                                                              -------             ------
                                                              -------             ------

(3)  NEW ACCOUNTING PRONOUNCEMENTS

     During 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS 131 is effective for financial statements for periods beginning after December 15, 1998, however, interim period reporting is not required in 1998. An operating segment is defined under SFAS 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. Illini is currently evaluating the impact of SFAS 131 on future financial statement disclosures.

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

     During 1998, the FASB issued SFAS 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. On the date the statement is initially applied, an enterprise may reclassify mortgage-backed securities and other beneficial interest retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Transfers from the trading category that result from implementing this statement shall be accounted for in accordance with paragraph 15(a) of SFAS 115. Illini is currently evaluating the impact of SFAS 134 on future financial statement disclosures.

(4)  OTHER COMPREHENSIVE INCOME

     In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Under SFAS 130, comprehensive income is divided into net income and other comprehensive income. For the three and nine months ended September 30, 1998 and 1997, unrealized holding gains/losses on debt and equity securities available for sale is the Company's only other comprehensive income component. Comprehensive income for the three and nine months ended September 30, 1998 and 1997 is summarized as follows:

                                              Three Months Ended       Nine Months Ended
                                                 September 30,            September 30,
                                                 -------------            -------------
                                                1998      1997            1998     1997
                                              ------------------        -----------------
                                                        (dollars in thousands)
Net income                                    $  242      $  187        $  210     $  483

Other comprehensive income--unrealized
  holding gain on debt and equity
  securities available for sale, net of tax      177          91           255        224
                                              ------      ------        ------     ------
Total comprehensive income                    $  419      $  278        $  465     $  707
                                              ------      ------        ------     ------
                                              ------      ------        ------     ------

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


SUMMARY

                                    Quarter ended              Nine months ended
                                    September 30,                 September 30,
                                    -------------     Percent  -----------------     Percent
EARNINGS                           1998       1997    Change     1998      1997      Change
---------------------------------------------------------------------------------------------
                                         (dollars in thousands, except per share data)
Total Revenue .................  $ 3,206   $ 3,229    (0.70)%  $ 9,617   $ 9,516       1.07%
Net income ....................      242       187    29.37%       210       483     (56.51)%
Basic earnings per share ......  $  0.54   $  0.42    29.37%   $  0.47   $  1.08     (56.51)%


KEY RATIOS
---------------------------------------------------------------------------------------------
Return on average assets ......     0.64%     0.52%    0.12%      0.18%     0.44%     (0.26)%
Return on average equity ......     6.44%     5.01%    1.43%      1.89%     4.44%     (2.55)%
Average equity to assets ......     9.87%    10.27%   (0.41)%     9.72%    10.00%      (0.28)%
Tier 1 leverage ratio .........     9.64%    10.15%   (0.51)%
Tier 1 risk-based capital ratio    14.96%    14.91%    0.05%
Total risk-based capital ratio     16.35%    16.20%    0.15%
Dividend payout ratio .........    46.33%    59.94%  (13.61)%   160.16%    69.66%     90.50%
Net interest margin............     4.35%     5.01%   (0.66)%     4.38%     5.08%     (0.70)%
Efficiency ratio ..............    75.09%    82.90%   (7.81)%    91.59%    84.39%      7.20%

RESULTS OF OPERATION

OVERVIEW

Illini's net income for the nine months ended September 30, 1998 was $210,000 compared to $483,000 for the same period in 1997. Net income for the three months ending September 30, 1998 increased from $187,000 to $242,000. The decrease in income for the nine months ending September 30, 1998 was due to planned expenditures of reengineering (including severance payments to twenty-four employees). The increase in income for the three months ending September 30, 1998 was due to reduced employee expenses and reductions in overall non-interest expense.

EARNING ASSETS

Average earning assets of the Corporation for the first nine months of 1998 increased 4.44% or $5.9 million to $137.9 million from $132.1 million for the first nine months of 1997.

As discussed in the asset quality section of this Form 10-QSB, management has actively pursued the improvement of the asset quality of all earning assets, loans and investment securities. Management has focused on improving credit quality which has resulted in a decline in outstanding loans. Average investments have increased over the nine months of 1998 as a result of the decrease in loans outstanding.

Average net loans declined to $81.8 million for the three months ended September 30, 1998 compared to $86.3 million for the same period in 1997.
The decline of $4.5 million for the three months ended September 30, 1998 as compared to the same period for 1997 was primarily due to a decrease of $4.1 million in residential real estate and $3.3 million in consumer loans. The decline was partially offset by an increase of $2.1 million in commercial loans, including commercial real estate loans. The average yield on the loan portfolio before the allowance for loan losses decreased 18 basis points to 9.27% due to repricing commercial loans at slightly lower rates. The commercial loan demand in Springfield, Illinois, Illini's principal market, remains competitive.

Average net loans declined to $82.6 million for the nine months ended September 30, 1998 compared to $87.2 million for the same period in 1997.
The decline of $4.6 million for the nine months ended September 30, 1998 as compared to the same period in 1997 was primarily due to a decline of $4.1 million in residential real estate, and $3.9 million in consumer loans. The decline was partially offset by an increase of $1.7 million in commercial loans, including commercial real estate loans and $1.5 million in agriculture
loans.   The average yield on the loan portfolio before the allowance for loan losses decreased 13 basis points to 9.29%.

Average investment securities increased $10.6 million and $6.5 million for the three and nine months ended September 30, 1998, respectively, as compared to the same period in 1997. The average yield of the investment securities portfolio was 6.30% and 6.34% for the three and nine months ended September 30, 1998, respectively, a decrease of 60 and 61 basis points as compared to the same periods in 1997. The decrease in yield resulted from management's efforts to shorten the duration of the investment portfolio to minimize interest rate risk to the Bank.

FUNDING

The most important and stable source of funding is core deposits, considered by management to include non-interest bearing demand deposits, NOW and money market accounts, savings deposits and time deposits under $100,000. Average core deposits for the nine months ended September 30, 1998 increased 7.85% or $8.7 million to $120.1 million from $111.4 million. The Bank has incurred increased funding costs as it has grown core deposits. The average rate paid on total interest bearing liabilities increased 19 basis points for the nine months ended September 30, 1998 when compared to the same period in 1997. The cost of time deposits less than $100,000 was up 21 basis points because of the Bank's decision to match local competition on rates for existing customers. The cost of interest bearing demand accounts was up 79 basis points primarily because of a new money market index account which pays competitive money market rates which was introduced in the second half of 1997.

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


Interest income, on a fully taxable equivalent basis, was $2.8 million and $8.4 million for the three months and nine months ended September 30, 1998, respectively, which is consistent with the $2.8 million and $8.5 million for same periods in 1997, respectively. Interest expense was $1.3 million and $3.9 million for the three and nine months ended September 30, 1998, respectively, compared to $1.2 and $3.5 million for the same periods in 1997, respectively. A slight decline in interest income and an increase in interest expense resulted in a $0.5 million decline in net interest income for the nine months ended September 30, 1998. Net interest income of $4.5 million and a net interest margin of 4.38% are down when compared to the nine months ended September 30, 1997's net interest income of $5.0 million and margin of 5.08%. Interest income on loans was down approximately $0.4 million while investment securities increased $0.1 million for the nine months ended September 30, 1998 when compared to the same period in 1997.
The increase in interest expense was primarily due to interest paid on money market demand deposit accounts which management began actively promoting as a funding source in the second half of 1997.

The Bank's net interest margin is down significantly at September 30, 1998 and management anticipates that the net interest margin will remain lower than preceding periods through the remainder of 1998. The decrease in net interest margin is due primarily to management's decision to take a more conservative approach to investing funds by shortening the investment portfolio's duration and maintaining increased levels of short term investments. A decrease in loan volumes also affected margin in the third quarter of 1998. The shift toward shorter-term investments is part of management's strategy to reevaluate and adjust the Bank's overall asset liability structure in 1998. Management will continue to take steps toward the Bank's overall objective which is to increase portfolio yields without jeopardizing the enhanced liquidity that has been gained thus far.

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

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES

                                                                   Quarter ended September 30,
                                           ------------------------------------------------------------------------------
                                                           1998                                     1997
                                           ------------------------------------   ---------------------------------------
                                                     Percent  Interest  Average               Percent   Interest   Average
                                           Average  of Total  Income/    Yield/   Average    of Total   Income/    Yield/
                                           Balance   Assets   Expense     Rate    Balance     Assets    Expense     Rate
                                           -------  --------  --------  -------   -------    --------   -------    ------
                                                                      (dollars in thousands)
ASSETS

Interest-earning assets:
  Short-term investments                 $   5,177     3.4%  $    63      4.80%   $   4,434        3.1%   $    60       5.41%
    Investment securities (3)
      Taxable                               41,852    27.7       635      6.07       28,305       19.6        477       6.75
      Tax-exempt (1)                         7,985     5.3       150      7.51       10,975        7.7        200       7.29
                                         ---------   -----   -------     -----    ---------     ------    -------      -----
        Total securities                    49,837    33.0       785      6.30       39,280       27.3        677       6.90
    Loans
      Commercial (1)                        16,398    10.9       382      9.23       16,035       11.1        391       9.67
      Agriculture                            7,425     4.9       179      9.56        6,765        4.7        131       7.71
      Real estate
        Commercial                          25,330    16.8       571      8.95       23,613       16.4        558       9.37
        Agriculture                          2,762     1.8        62      8.97        2,607        1.8         60       9.20
        Residential                         20,102    13.3       457      9.02       24,196       16.8        567       9.29
      Consumer, net                         10,463     6.9       263      9.98       13,718        9.5        352      10.17
      Credit card                              629     0.4        27     16.87          629        0.4         26      16.52
                                         ---------           -------              ---------               -------
        Total loans                         83,109    55.0     1,941      9.27       87,563       60.7      2,085       9.45
  Allowance for loan losses                 (1,330)   (0.9)                         (1,248)      (0.9)
                                         ---------           -------              ---------
  Net loans (1) (2)                         81,779    54.1     1,941      9.42       86,315       59.8      2,085       9.58
                                         ---------   -----   -------              ---------     ------     -------
  Total interest earning assets            136,793    90.5     2,789      8.09      130,029       90.2      2,822       8.61
                                         ---------           -------             ---------                -------
  Cash and due from banks                    3,558     2.4                           4,467        3.1
  Premises and equipment                     7,706     5.1                           6,660        4.6
  Other real estate owned                      616     0.4                             511        0.4
  Other assets (3)                           2,405     1.6                           2,406        1.7
                                         ---------   -----                       ---------     ------
        TOTAL ASSETS                     $ 151,078   100.0%                      $ 144,073      100.0%
                                         ---------   -----                       ---------     ------
                                         ---------   -----                       ---------     ------

LIABILITIES

Interest-bearing liabilities:
  Deposits
    Non-interest bearing deposits        $  20,099    13.3%                      $   20,149       14.0%
    Interest bearing demand                 36,590    24.2   $   339      3.67%      26,830       18.6    $   201       2.97%
    Savings                                 17,159    11.4       107      2.48       17,988       12.5        111       2.46
    Time deposits less than $100,000        46,346    30.7       644      5.52       46,008       31.9        625       5.39
                                         ---------           -------              ---------               -------
    Total core deposits                    120,194    79.6     1,090      3.60      110,975       77.0        937       3.35
    Time deposits $100,000 and over         14,107     9.3       193      5.42       16,279       11.3        235       5.73
                                         ---------           -------              ---------               -------
        Total deposits                     134,301    88.9     1,283      3.79      127,254       88.3      1,172       3.65
  Short-term borrowings                        282     0.2         4      5.30          530        0.4          8       5.95
    Total interest bearing liabilities     114,484    75.8     1,287      4.46      107,635       74.7      1,180       4.35
  Other liabilities                          1,585     1.0                            1,486        1.0
                                         ---------   -----                        ---------     ------
    Total liabilities                      136,168    90.1                          129,270       89.7
  Shareholders' Equity                      14,910     9.9                           14,803       10.3
                                         ---------   -----                        ---------     ------
    TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                 $ 151,078   100.0%                       $ 144,073      100.0%
                                         ---------   -----                        ---------     ------
                                         ---------   -----                        ---------     ------
  NET INTEREST MARGIN                                        $ 1,502      4.35%                          $ 1,642        5.01%
                                                             -------      ----                           -------       -----
                                                             -------      ----                           -------       -----

(1) Income amounts are presented on a fully taxable equivalent basis (FTE), which is defined as income on earning assets that is subject to either a reduced rate or zero rate of income tax, adjusted to give effect to the appropriate incremental federal income tax rate and adjusted for non-deductible carrying costs, where applicable. Where appropriate, yield calculations include these adjustments. The federal statutory rate was 34% for all periods presented.
(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $62,000 in 1998 and $65,000 in 1997.
(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES

                                                                  Nine months ended September 30,
                                           -----------------------------------------------------------------------------
                                                           1998                                     1997
                                           ------------------------------------   --------------------------------------
                                                     Percent  Interest  Average               Percent   Interest  Average
                                           Average  of Total  Income/    Yield/   Average    of Total   Income/   Yield/
                                           Balance   Assets   Expense     Rate    Balance     Assets    Expense    Rate
                                           -------  --------  --------  -------   -------    --------   -------   ------
                                                                      (dollars in thousands)
ASSETS
Interest-earning assets:
  Short-term investments                  $  5,875       3.9%   $  228      5.19  $  1,870       1.3%   $   71     5.04%
    Investment securities (3)
      Taxable                               41,469      27.1     1,900      6.11    30,646      21.1     1,554     6.76
      Tax-exempt (1)                         8,029       5.2       452      7.51    12,366       8.5       687     7.40
                                          --------     -----   -------     -----  --------     -----    ------    -----
        Total securities                    49,498      32.3     2,352      6.34    43,012      29.6     2,241     6.95
    Loans
      Commercial (1)                        15,802      10.3     1,105      9.35    14,959      10.3     1,119    10.00
      Agriculture                            7,119       4.7       474      8.90     5,596       3.8       355     8.47
      Real estate
        Commercial                          25,593      16.7     1,731      9.04    24,751      17.0     1,697     9.17
        Agriculture                          2,585       1.7       176      9.08     2,336       1.6       160     9.17
        Residential                         21,026      13.7     1,437      9.14    25,148      17.3     1,726     9.18
      Consumer, net                         11,124       7.3       822      9.88    15,003      10.3     1,093     9.74
      Credit card                              630       0.4        81     17.13       633       0.4        77    16.33
                                          --------             -------            --------              ------
        Total loans                         83,879      54.8     5,826      9.29    88,426      60.7     6,227     9.42
  Allowance for loan losses                 (1,321)     (0.9)                       (1,235)     (0.8)
                                          --------             -------            --------
  Net loans (1) (2)                         82,558      53.9     5,826      9.44    87,191      59.9     6,227     9.55
                                          --------     -----   -------            --------     -----    ------
  Total interest earning assets            137,931      90.1     8,406      8.15   132,073      90.8     8,539     8.64
                                          --------             -------            --------              ------
  Cash and due from banks                    4,253       2.8                         4,575       3.1
  Premises and equipment                     7,855       5.1                         6,125       4.2
  Other real estate owned                      720       0.5                           610       0.4
  Other assets (3)                           2,333       1.5                         2,103       1.5
                                          --------     -----                      --------     -----
        TOTAL ASSETS                      $153,092     100.0%                     $145,486     100.0%
                                          --------     -----                      --------     -----
                                          --------     -----                      --------     -----

LIABILITIES

Interest-bearing liabilities:
  Deposits
    Non-interest bearing deposits         $ 20,926      13.7%                     $ 20,042      13.8%
    Interest bearing demand                 34,649      22.6    $  930      3.59    26,503      18.2    $  555     2.80%
    Savings                                 17,564      11.5       324      2.47    18,402      12.7       339     2.47
    Time deposits less than $100,000        46,961      30.7     1,946      5.54    46,407      31.9     1,849     5.33
                                          --------              ------            --------              ------
    Total core deposits                    120,100      78.5     3,200      3.56   111,354      76.6     2,743     3.29
    Time deposits $100,000 and over         16,119      10.5       678      5.62    15,484      10.6       666     5.75
                                          --------              ------            --------              ------
      Total deposits                       136,219      89.0     3,878      3.81   126,838      87.2     3,409     3.59
  Short-term borrowings                        293       0.2        12      5.38     2,600       1.8       115     5.91
    Total interest bearing liabilities     115,586      75.5     3,890      4.50   109,396      75.2     3,524     4.31
  Other liabilities                          1,703       1.1                         1,502       1.0
                                          --------     -----                      --------     -----
    Total liabilities                      138,215      90.3                       130,940      90.0
  Shareholders' Equity                      14,877       9.7                        14,546      10.0
                                          --------     -----                      --------     -----
    TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                  $153,092     100.0%                     $145,486     100.0%
                                          --------     -----                      --------     -----
                                          --------     -----                      --------     -----
  NET INTEREST MARGIN                                           $4,516      4.38                        $5,015     5.08%
                                                                ------     -----                        ------    -----
                                                                ------     -----                        ------    -----


(1) Income amounts are presented on a fully taxable equivalent basis (FTE), which is defined as income on earning assets that is subject to either a reduced rate or zero rate of income tax, adjusted to give effect to the appropriate incremental federal income tax rate and adjusted for non-deductible carrying costs, where applicable. Where appropriate, yield calculations include these adjustments. The federal statutory rate was 34% for all periods presented.
(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $186,000 in 1998 and $184,000 in 1997.
(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

NET INTEREST INCOME--RATE/VOLUME VARIANCE ANALYSIS(*)

                                   QUARTER ENDED SEPTEMBER 30, 1998
                                            AS COMPARED TO
                                   QUARTER ENDED SEPTEMBER 30, 1997
                                 ------------------------------------
                                  CHANGES IN        VOLUME       RATE
                                 INCOME/EXPENSE     EFFECT      EFFECT
                                 --------------     ------      ------
                                         (DOLLARS IN THOUSANDS)
Short-term investments                $   3          $  10       $  (7)
Investment securities:
   Taxable                              158            230         (72)
   Nontaxable                           (50)           (55)          5
                                      -----           ----        ----
         Total securities               108            175         (67)
Loans:
   Commercial                            (9)             9         (18)
   Agriculture                           48             13          35
   Real estate:
      Commercial                         13             41         (28)
      Agriculture                         2              4          (2)
      Residential                      (110)           (96)        (14)
   Consumer, net                        (89)           (84)         (5)
   Credit card                            1             --           1
                                      -----           ----        ----
         Total loans                   (144)          (113)        (31)
                                      -----           ----        ----
   Total interest income                (33)            72        (105)
                                      -----           ----        ----

Interest bearing demand                 138             73          65
Savings                                  (4)            (5)          1
Time deposits less than $100,000         19              5          14
                                      -----           ----        ----
         Total core deposits            153             73          80
Time deposits $100,000 and over         (42)           (32)        (10)
                                      -----           ----        ----
         Total deposits                 111             41          70
Short-term borrowings                    (4)            (4)         --
                                      -----           ----        ----
   Total interest expense               107             37          70
                                      -----           ----        ----

             Net interest income    $  (140)         $  35        (175)
                                      -----           ----        ----
                                      -----           ----        ----

(*) FULLY TAXABLE EQUIVALENT BASIS
NOTE: The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

NET INTEREST INCOME--RATE/VOLUME VARIANCE ANALYSIS(*)

                                 NINE MONTHS ENDED SEPTEMBER 30, 1998
                                            AS COMPARED TO
                                 NINE MONTHS ENDED SEPTEMBER 30, 1997
                                 ------------------------------------
                                  CHANGES IN        VOLUME       RATE
                                 INCOME/EXPENSE     EFFECT      EFFECT
                                 --------------     ------      ------
                                         (dollars in thousands)
Short-term investments                $  157       $ 151       $   6
Investment securities:
   Taxable                               346         547        (201)
   Nontaxable                           (235)       (240)          5
                                       -----        ----       -----
         Total securities                111         307        (196)
Loans:
   Commercial                            (14)         63         (77)
   Agriculture                           119          96          23
   Real Estate:
      Commercial                          34          58         (24)
      Agriculture                         16          17          (1)
      Residential                       (289)       (283)         (6)
   Consumer, net                        (271)       (283)         12
   Credit card                             4          --           4
                                       -----        ----       -----
         Total loans                    (401)       (332)        (69)
                                       -----        ----       -----
   Total interest income                (133)        126        (259)
                                       -----        ----       -----

Interest bearing demand                  375         171         204
Savings                                  (15)        (16)          1
Time deposits less than $100,000          97          22          75
                                       -----        ----       -----
         Total core deposits             457         177         280
Time deposits $100,000 and over           12          27         (15)
                                       -----        ----       -----
         Total deposits                  469         204         265
Short-term borrowings                   (103)       (102)         (1)
                                       -----        ----       -----
   Total interest expense                366         102         264
                                       -----        ----       -----

              Net interest income     $ (499)      $  24       $(523)
                                       -----        ----       -----
                                       -----        ----       -----

(*)  Fully taxable equivalent basis
NOTE: The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

NONINTEREST INCOME

                                       Three months ended       Percent      Nine months ended      Percent
                                          September 30,          Change         September 30,       Change
                                       ------------------       ---------    -----------------     ---------
                                          1998      1997        1998/1997      1998      1997      1998/1997
                                       --------- --------       ---------    --------  -------     ---------
                                                                 (dollars in thousands)
Service charges on deposit accounts      $269      $ 267            0.7%     $  780      $  779          0.1%
Other fee income                           46         40           15.0         127         119          6.7
Mortgage loan servicing fees               64         52           23.1         188         144         30.6
Gain on sale of mortgage loans             25         35          (28.6)        163          63        158.7
Securities gains (loss)                     1         64          (98.4)          8          61        (86.9)
Other income                               67         19          252.6         109          53        105.7
                                         ----      -----          -----      ------      ------        -----
                                         $472      $ 477           (1.0)%    $1,375      $1,219         12.8
                                         ----      -----          -----      ------      ------        -----
                                         ----      -----          -----      ------      ------        -----

Service charges on deposit accounts and other fee income remained relatively steady for the three and nine months ending September 30, 1998 compared to the same periods in 1997. Illini realized a gain of $64,000 in 1997 due to securities sold to shorten the duration of its securities portfolio. No such activity has taken place in 1998 and thus gains realized have been insignificant.

Due to declining long term rate on mortgage loans, and effective marketing strategies, Illini experienced a significant increase in mortgage loan originations in the third quarter of 1998. This, in turn, led to an increase in the gain of sale of mortgage to the secondary market and, to a lesser extent, increased servicing income.

Illini completed strategic planning in January, 1998 that, among other subjects, covered the changing nature of the retail delivery systems of financial institutions. During this planning, management identified potentially significant opportunities for expense reductions in staffing and occupancy achievable through more efficient use of retail bank space. As a consequence, a lot in Bloomington being held for future expansion was sold in July, 1998 for $602,000, resulting in a gain of $22,000 reported as other income.

NONINTEREST EXPENSE

                                       Three months ended       Percent      Nine months ended      Percent
                                          September 30,          Change         September 30,       Change
                                       ------------------       ---------    -----------------     ---------
                                          1998     1997         1998/1997      1998      1997      1998/1997
                                       --------- --------       ---------    --------  -------     ---------
                                                                 (dollars in thousands)
Salaries and employee benefits          $  728     $  825           (11.8)%    $2,487   $2,484         0.1%
Net occupancy expense                      132        168           (21.4)        482      485        (0.6)
Equipment expense                           90         75            20.0         258      228        13.2
Data processing                            196        136            44.1         516      437        18.1
Supplies                                    36         35             2.9         136       92        47.8
Communication and                           92         91             1.1         295      267        10.5
transportation
Marketing and advertising                  (96)        61          (257.4)         --      194      (100.0)
Correspondent and processing fees           39         37             5.4         107      104         2.9
Loan and other real estate                 (10)        54          (118.5)         69      141       (51.1)
owned expenses
Professional fees                          144        170           (15.3)        641      480        33.5
Directors' and regulatory fees              45         37            21.6         150      125        20.0
Other expense                               86         68            26.5         254      222        14.4
                                        ------     ------          ------      ------   ------       -----
                                        $1,482     $1,757           (15.7)     $5,395   $5,259         2.6
                                        ------     ------          ------      ------   ------       -----
                                        ------     ------          ------      ------   ------       -----

Total non-interest expense for nine months ended September 30, 1998 increased slightly over the same period in 1997. Non-interest expense for the third quarter 1998 declined sharply from the third quarter 1997.

The increase in non-interest expense of $142,000 for the nine month period was principally caused by the combined effect of increases in legal expenses, year 2000 compliance, and implementing strategic initiatives totaling $372,000 and reductions in occupancy expense, marketing, and loan expenses totaling $230,000.

The decrease in non-interest expense of $275,000 during the most recent quarter is principally the result of decreases in salaries and employee benefits, net occupancy expense, marketing and advertising, loan expense, and professional fees totaling $380,000, and increases in equipment and data processing expense totaling $75,000. The recent reengineering of the Company's sales force has shifted resources from direct marketing expense to focused personal contact. The decrease in employee salaries and benefits is a direct result of a twenty six percent reduction in full time equivalent employees. Approximately $59,000 of reduced expenses were due to one-time reversals of expense accruals made in anticipation of reengineering expense.

YEAR 2000 ISSUES

Illini Bank is committed to taking the necessary steps to enable both new and existing systems, applications and equipment to effectively process transactions up to and beyond the Year 2000. To that end, Illini Bank is well underway with its Year 2000 readiness program, having incurred $87,000 in expenses for the nine month period ending September 30, 1998. Illini Bank estimates that the costs of its continuing Year 2000 readiness efforts will produce an additional $30,000 in total expenses. Because of such ongoing readiness efforts, Year 2000 processing issues and risks are not expected to have a material adverse impact on the ability of Illini Bank to continue its general business operations.

Currently, Illini Bank is actively engaged in completing the following Year 2000 program initiatives:

     - Complete a comprehensive analysis of current functions which might be impacted by Year 2000 issues, and document the results in a Year 2000 Assessment report.
     - Develop and implement a detailed plan to address Year 2000 issues as identified, particularly as they pertain to software and hardware applications.
     - Survey outside vendors to determine the degree of preparedness for the Year 2000, to uncover potential issues arising from such business counterparties.
     - Raise organizational awareness not only with top management, but also at the staff level, and involve relevant business group leaders in reaching solutions.

The risk of failures of computer applications, systems and networks due to improper Year 2000 data processing are substantial, not only for users of information technologies, but also for any entities and individuals which interact with them. Moreover, when aggregated multiple individual malfunctions and failures relating to Year 2000 issues occur, they can potentially cause broader, systemic disruptions across industries and economies. The risks arising from Year 2000 issues which face many companies, including Illini Bank, include the potential diminished ability to respond to the needs and expectations of customers in a timely manner, and the potential for inaccurate processing of information. In recognition of this, Illini Bank is focusing on mission critical applications in order that programming changes are largely completed, and that testing is underway, by December 31, 1998.

In addition, Illini Bank has begun developing contingency plans to complement the Year 2000 readiness efforts already in progress, including backup and offsite processing of certain information and functions. Illini Bank anticipates that such contingency plans will provide an additional level of security to its Year 2000 efforts already underway.

The foregoing discussion of Year 2000 issues is based on current estimates of the management of Illini Bank as to the amount of time and costs necessary to remediate and test our systems. Such estimates are based on the facts and circumstances existing at this time, and were derived utilizing multiple assumptions of future events, including, but not limited to, the continued availability of certain resources, third-party modification plans and implementation success, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual costs and results could differ materially from the costs and results currently anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, the planning and modification success attained by the business counterparties of Illini Bank and similar uncertainties.

CREDIT QUALITY

Gross loans totaled $83.2 million at September 30, 1998, a decline of $3.1 million, or 3.6%, from $86.3 million at December 31, 1997, while the allowance for loan losses has increased slightly to $1.4 million at September 30, 1998 from $1.3 million at December 31, 1997. The allowance as a percent of total loans increased from 1.51% at December 31, 1997 to 1.62% at September 30, 1998. The allowance as a percent of nonperforming loans decreased from 204.72% at December 31, 1997 to 107.23% at September 30, 1998 due to an increase in nonperforming loans. As previously reported, the increase for the nine month period was caused by Illini's desire to strengthen its position with respect to certain commercial loans, thus these commercial loans have not yet been renewed. Declining consumer and residential real estate loan balances have been substantially offset by increases in commercial and agricultural loans.



                                                        Three Months Ended      Nine Months Ended
                                                           September 30,           September 30,
                                                        1998         1997        1998        1997
                                                      -------------------------------------------
                                                                  (dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:

    Balance at beginning of period                    $ 1,305       $1,227      $1,302      $1,258
    Provision charged to expense                           51           75         153         225
    Charge-offs                                            23           54         146         262
    Less:  recoveries                                      17           23          41          50
                                                      -------       ------      ------      ------
        Net charge-offs                                     6           31         105         212
                                                      -------       ------      ------      ------
    Balance at end of period                          $ 1,350       $1,271      $1,350      $1,271
                                                      -------       ------      ------      ------
                                                      -------       ------      ------      ------

NET CHARGE-OFF RATIOS (1):
        Commercial                                      (0.07)%       0.10%       0.13%       0.13%
        Real Estate                                     (0.01)        0.20        0.01        0.26
        Installment                                      0.38         0.00        0.75        0.73
        Credit Cards                                     0.63         0.00        3.81        1.90
        Totals                                           0.03%        0.14%       0.17%       0.32%

(1) Ratios to average loans are presented on  an annualized basis

Illini's primary business of making commercial, real estate and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Corporation. Accordingly, a significant factor in the Corporation's past and future operating results is the level of the provision for loan losses. The provision for loan losses decreased to $51,000 and $153,000 for the three and nine months ended September 30, 1998, respectively, as compared to $75,000 and $225,000 for the comparable periods in the prior year. Net charge-offs decreased to $6,000 and $105,000 for the three and nine months ended September 30, 1998, respectively, as compared to $31,000 and $212,000 for the comparable periods in the prior year.

For the nine months ended September 30, 1998, the provision for loan losses and net loan losses decreased. The net charge off ratio for the three and nine months ended September 30, 1998 was 0.03% and 0.17% compared to 0.14% and 0.32% for the same periods in 1997, respectively.

Despite an increase in nonperforming loans for the reasons given above, management believes that credit quality systems of loan review and default risk management implemented in 1996 and 1997 have resulted in an overall improvement in the credit quality of the Bank's loan portfolio. Management believes the increase in nonaccrual loans does not reflect adversely on the collectibility on these loans or the overall portfolio.

At September 30, 1998, impaired loans totaled $1,259,000 compared to $686,000 at December 31, 1998. At September 30, 1998, allowance for loan losses on impaired loans totaled $11,000 compared to $26,000 at December 31, 1997. Of the total impaired loans at September 30, 1998 there were no loans still accruing interest, and at December 31, 1997 loans totaling $50,000 were continuing to accrue interest.

                                                                        SEPTEMBER 30,    December 31,   September 30,
CREDIT QUALITY                                                              1998            1997           1997
-------------------------------------------------                       ---------------------------------------------
                                                                                      (dollars in thousands)
NONPERFORMING ASSETS:
    Loans delinquent over 90 days, still accruing interest                $     0          $     0        $     0
    Nonaccrual                                                              1,259              636            720
    Other real estate owned                                                 1,110              551            503
                                                                          -------          -------        -------
    Total nonperforming assets                                            $ 2,369          $ 1,187        $ 1,223
                                                                          -------          -------        -------
                                                                          -------          -------        -------

KEY RATIOS:

    Nonperforming loans to ending loans                                      1.51%           0.74%           0.83%
    90 days delinquent to ending loans                                       0.00            0.00            0.00
    Allowance to ending loans                                                1.62            1.51            1.46
    Allowance to nonperforming loans                                       107.23          204.72          176.53

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

The increase in other real estate owned is the result of the impending sale by Illini Bank of a large commercial property located in Springfield. As a result, $635,000 of bank premises was transferred to other real estate owned until the property came out of closing. That closing was completed on October 14, 1998.

CAPITAL RESOURCES

The current economic and regulatory environment places increased emphasis on capital strength. A strong capital position, which is vital to the continued profitability of Illini, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization.
Illini has satisfied its capital requirements principally through the retention of earnings. At September 30, 1998, Tier 1 risk based capital, total risk-based capital and leverage capital ratios were 14.96%, 16.35% and 9.64%, respectively. As of September 30, 1998, the Bank met the criteria to be classified as "well capitalized."

Earnings retention is affected by the board of director's declaration of cash dividends. The dividend payout ratio is an indicator of the level of earnings retained. The dividend payout ratio for the three and nine months ended September 30, 1998 was 46.33% and 160.16%, respectively, as compared to 59.94% and 69.66% for the three and nine months ended September 30, 1997, respectively. The total dollar amount of dividends for the three and nine months ended September 30, 1998 is unchanged from the same periods in 1997.

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

During the second quarter of 1998, Illini completed a comprehensive analysis of its asset liability function, including a review of its funds management policy and its principal measure of liquidity. The Bank implemented a new measure of liquidity measurement, called "Basic Surplus," which redefines liquid assets as the total assets held by the Bank which can be converted to cash in thirty days or less, reduced by short term liabilities. As of September 30, 1998 the Bank's core liquidity was $28 million, or 18.8% of total assets.

Management believes the new formula provides an accurate measurement of liquidity and provides management with a comprehensible and consistent tool to plan pricing and profitability strategies. Based on the new measurement and as compared to peer banks, management believes the liquidity position of the Bank at September 30, 1998 is strong.

At September 30, 1998, large liability dependence was 5.5%, compared to 6.5% at June 30, 1998 and 8.2% at December 31, 1997. Short-term borrowings, reduced significantly during 1997, and continue to decrease during 1998. In 1997 management restructured its available for sale securities portfolio by selling a selected number of higher risk long-term fixed rate securities. Additionally in 1997, management shifted its position from a net borrower of short-term funds to a net seller of short-term funds, a shift designed to improve the Bank's liquidity. Management's conservative approach has continued through the third quarter 1998. The Bank's short-term borrowings decreased from December 31, 1997 to September 30, 1998.

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

PART II.  OTHER INFORMATION


Item 1    LEGAL PROCEEDINGS
          On or about July 17, 1998, Ida R. Noll filed a 14 count complaint against Illini Corporation and all members of Illini Corporation's Board of Directors except William Walschleger, Jr. in the Seventh Judicial Circuit, Sangamon County, Illinois. On September 28, 1998, Judge Carmody dismissed the complaint and granted Plaintiff 21 days in which to file an amended complaint. The Plaintiff filed her amended pleading on October 19, 1998. The amended complaint arises out of Illini Corporation's adoption of a Shareholder Rights Agreement on June 20, 1997, Illini Corporation's subsequent adoption of a First Amendment to the Rights Agreement on July 1, 1998, and the Plaintiff's assertion that she become an "acquiring person" under the Rights Agreement on April 16, 1998. The Plaintiff seeks declaratory and injunctive relief from Illini and the directors regarding the triggering of the Rights Agreement and the enforceability and validity of the First Amendment to the Rights Agreement. The Plaintiff also seeks compensatory and punitive damages against the director's arising out of the director's alleged breaches of fiduciary duty and fraud committed in connection with the Rights Agreement and the First Amendment to the Rights Agreement. The Plaintiff seeks recovery of her attorneys' fees and costs in connection with her action. Ida Noll asserts that her attorneys' fees through October 23, 1998 are approximately $50,000 and that her expenses are approximately $5,000. Legal counsel is reviewing the merits of the amended complaint.
          Illini and the directors intend to vigorously contest and oppose the allegations made by Ida R. Noll.

          Concerning the prior disclosure of the law suit initiated by Mary K. Quinn against Illinois Stock Transfer Company, the Plaintiff has filed a motion in the Seventh Judicial Circuit Court in Sangamon County, Illinois for class certification. The parties have briefed the issue, and the matter is under advisement by the court. Illini Corporation is defending Illinois Stock Transfer Company in the Quinn suit. In addition to her action for specific performance of the Rights Agreement individually and on behalf of the purported class, Quinn seeks recovery of her attorneys' fees from ISTC. ISTC has denied that it is liable under the Rights Agreement for Quinn's attorneys' fees.

Item 2    CHANGES IN SECURITIES--none

Item 3    DEFAULTS UPON SENIOR SECURITIES--none

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--none

Item 5    OTHER INFORMATION--none

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS:
               The Exhibits filed herewith are set forth in the Exhibit Index filed as a part of this Form 10-QSB.

          (b)  REPORTS ON FORM 8-K:
               The Company filed a report on Form 8-K dated July 13, 1998 in connection with an amendment to its Rights Agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Illini Corporation
    (Registrant)




By:  /s/ Burnard K. McHone                                   November 10, 1998
---------------------------------------                      -----------------
Burnard K. McHone                                            Date signed
President










By:  /s/ Deann Hager                                         November 10, 1998
---------------------------------------                      -----------------
Deann Hager                                                  Date signed
Finance Manager

EXHIBIT INDEX

     Number         Description
     ------         -----------
       27      Financial Data Schedule