Form 10KSB
period 1998-12-31
ILLINI CORP
filed 1999-03-26
CIK 730037

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

                   For the fiscal year ended December 31, 1998
                         Commission file number 0-13343

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The Registrant's revenues for fiscal year 1998 were $13,262,000.

On March 1, 1999, 448,456 shares of common stock were outstanding. The aggregate market value of such shares held by non-affiliates of the registrant was approximately $13,229,452 (based on the average of the bid and asked prices of securities traded through Dean Witter Reynolds, Inc., Springfield, Illinois).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's definitive proxy statement dated March 22, 1999, are incorporated by reference into Part III, hereof.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I                                                                                                          Page
                                                                                                                ----
1.   Description of Business.......................................................................................2
2.   Properties....................................................................................................7
3.   Legal Proceedings.............................................................................................7
4.   Submission of Matters to a Vote of Security Holders...........................................................8

PART II
5.   Market for Common Equity and Related Stockholder Matters......................................................8
6.   Management's Discussion and Analysis of Financial Condition & Results of Operations...........................9
7.   Financial Statements.........................................................................................30
8.   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure.......................................................................53

PART III
9.   Directors and Executive Officers of the Registrant...........................................................53
10.  Executive Compensation.......................................................................................53
11.  Security Ownership of Certain Beneficial Owners and Management...............................................53
12.  Certain Relationships and Related Transactions...............................................................53
13.  Exhibits and Reports on Form 8-K.............................................................................54

Signatures.......................................................................................................55



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

     Illini Bank (the "Bank") is an Illinois state bank, which had total assets of $160.6 million at December 31, 1998. The Bank maintains 18 banking facilities in the following Illinois communities: Springfield, Lincoln, Petersburg, Auburn, Danvers, Dawson, Divernon, Elkhart, Greenview, Hudson, Mechanicsburg, Owaneco, Sherman, Stonington, and Tallula.

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

     The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") under the Bank Insurance Fund ("BIF") to the maximum amount allowed by law. Illini is supervised and regulated by the Board of Governors of the Federal Reserve ("FRB") and the Bank is supervised and regulated by the FDIC and the Office of Banks and Real Estate of the State of Illinois.

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

-    SUPERVISION AND REGULATION - GENERAL

     Various federal and state banking laws and regulations affect the business of Illini and the Bank. They are subject to supervision, regulation, and periodic examination by the Board of Governors of the FRB and the Commissioner and the FDIC, respectively. The following is a summary of certain statutes and regulations affecting Illini and the Bank. This summary is qualified in its entirety by such statutes and regulations, which are subject to change based on pending and future legislation and action by regulatory agencies. Proposals to change the laws and regulations governing the operation of banks and companies which control banks and other financial institutions are frequently raised in Congress. The likelihood of any major legislation and the impact such legislation might have on Illini or the Bank are, however, impossible to predict.

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

     The Riegle-Neal Act also authorized, effective June 1, 1997, the responsible federal banking agency to approve applications for mergers of depository institutions across state lines without regard to whether such activity is contrary to state law. Any state could, however, by adoption of a non-discriminatory law after September 29, 1994 and before June 1, 1997, elect to opt-out of the provision. The effect of opting out is to prevent banks chartered by, or having their main office located in, such state from participating in any interstate branch merger. Each state was permitted to retain a minimum age requirement of up to five years, a non-discriminatory deposit cap, and non-discriminatory notice or filing requirements. The responsible federal agency will apply the same federal concentration limits and capital management adequacy requirements noted above with respect to BHCA applications. Only Texas opted-out of the interstate merger provision.

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

-    DIVIDEND RESTRICTIONS

     Illini's principal source of income is the Bank's payment of dividends on the stock of the Bank owned by Illini. Illinois law restricts the Bank's ability to pay these dividends. Under the Illinois Banking Act, no dividend may be declared by an Illinois state-chartered bank (i) except out of the bank's net profits and (ii) unless the bank has transferred to surplus at least one-tenth of its net profits since the date of the declaration of the last preceding dividend, until the amount of its surplus is at least equal to its capital. Net profits under the Illinois Banking Act must be adjusted for losses and bad debts (i.e. debts owing to the bank on which interest is past due and unpaid for a period of six months or more unless such debts are well secured and in the process of collection).

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), no insured depository institution may declare any dividend if, following the payment of such dividend, the institution would be under-capitalized.

-    TRANSACTIONS WILL AFFILIATES AND INSIDERS

     The Bank and Illini are affiliates of each other and, as such, are subject to certain federal restrictions on loans and extensions of credit to Illini, on investments in Illini's and its affiliates' securities, on acceptance of such securities as collateral for loans to any borrower and on leases and services and other contracts between the Bank and Illini. Additionally, regulations allow the Bank to extend credit to the Bank's and its affiliates' executive officers, directors, and principal shareholders or their related interests only if the loan is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-insiders. Moreover, loans to insiders must not involve more than the normal risk or repayment or present other unfavorable features and must, in certain circumstances, be approved in advance by a majority of the entire board of directors of the Bank. The aggregate amount that can be lent to all insiders is limited to the Bank's unimpaired capital and surplus. There are additional limitations on the amount of loans that can be made to the Bank's executive officers.

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

     As required under FDICIA, the FDIC has established a system of risk-based deposit insurance premiums. Under this system each insured institution's assessment is based on the probability that the BIF will incur a loss related to that institution, the likely amount of the loss, and the revenue needs of the BIF.

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

-    CAPITAL REQUIREMENTS

     The FRB has imposed risk-based capital guidelines applicable to Illini. These guidelines require that bank holding companies maintain capital commensurate with both on and off balance sheet credit and other risks of their operations. Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets of 8 percent. In addition, a bank holding company must maintain a minimum ratio of Tier 1 capital equal to 4 percent of risk-weighted assets. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. As a supplement to risk-based capital requirements, the FRB has also imposed leverage capital ratio requirements. The leverage ratio requirements establish a minimum required ratio of Tier 1 capital to total assets less goodwill of 3 percent for the most highly rated bank holding companies. All other bank holding companies are required to maintain additional Tier 1 capital yielding a leverage ratio of 4 percent to 5 percent, depending on the particular circumstances and risk profile of the institution. Refer to the Capital Resources Section of Item 6 and Note 12 included under Item 7 for a summary of Illini's capital ratios as of December 31, 1998 and 1997.

     The Bank is also subject to risk-weighted capital standards and leverage measures which are similar, but in some cases not identical, to the requirements for bank holding companies which apply to Illini. At December 31, 1998, the Bank met all applicable capital requirements. Under FDICIA, the federal bank regulators must take various specified prompt corrective actions based on levels of an insured depository institution's capital that are below the adequately capitalized level. These prescribed actions increase restrictions on the institution as its capital declines.

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

     FDIC regulations also require all depository institutions with assets in excess of $250 million to be examined annually by the banking regulators. Depository institutions with assets of $250 million or less which are well capitalized, well managed, have a CAMELS rating of 1 or 2, are not subject to a formal enforcement proceeding or order and have not undergone a change in control in the previous twelve months are eligible to be examined every eighteen months. FDIC regulations also require insured depository institutions having $500 million or more in total assets to prepare annual financial statements which are audited by an independent public accountant, to have an audit committee comprised solely of outside directors, and to hire outside auditors to evaluate the institution's internal control structure. For institutions that are subsidiaries of bank holding companies, the financial statement requirement can be satisfied by audited financial statements of the consolidated bank holding company. Other audit related requirements for subsidiary institutions that have total assets of less than $5 billion or assets of $5 billion or more and a composite CAMELS rating of 1 or 2 also may be satisfied by the parent bank holding company. The FDIC, in adopting the regulations, reiterated its belief that every depository institution, regardless of size, should have an annual independent audit and an independent audit committee.

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

-    EMPLOYEES

     As of December 31, 1998, Illini and the Bank had 99 total employees and 72 full-time employees.

-    STATISTICAL DISCLOSURE

                                                                                                             Page(s)
                                                                                                             ------
Consolidated Average Balances, Interest
     Income/Expense and Yields/Rates........................................................................20 & 21
Rate/Volume Variance Analysis....................................................................................19
Investment Securities Available for Sale.........................................................................10
Investment Securities Available for Sale Maturity Schedule.......................................................12
Loan Portfolio...................................................................................................12
Selected Loan Maturity and Interest Rate Sensitivity.............................................................13
Nonperforming Assets.............................................................................................24
Summary of Loan Loss Experience..................................................................................23
Allocation of Allowance for Loan Losses..........................................................................23
Maturities of Time Deposits......................................................................................14
Return on Equity and Assets......................................................................................18
Interest Rate Sensitivity Analysis...............................................................................15
Noninterest Income...............................................................................................26
Noninterest Expense..............................................................................................27



ITEM 2. - PROPERTIES

         Illini's corporate offices are located at 3200 West Iles Avenue, Springfield, Illinois. The Bank owns 15 and leases three of the banking offices at which it operates. Operating leases are further discussed in Note 5 in Item
7. The Bank operates four banking offices in Springfield, Illinois and one each in the following Illinois communities: Auburn, Danvers, Dawson, Divernon, Elkhart, Greenview, Hudson, Lincoln, Mechanicsburg, Owaneco, Petersburg, Sherman, Stonington, and Tallula. The Bank leases space for the banking offices in Lincoln, Petersburg and 615 W. Jefferson, Springfield.

ITEM 3. - LEGAL PROCEEDINGS

         On or about July 17, 1998, Ida R. Noll filed a 14 count complaint against Illini Corporation and all members of Illini Corporation's Board of Directors except William Walschleger Jr. in the Seventh Judicial Circuit, Sangamon County, Illinois. On September 28, 1998, Judge Carmody dismissed the complaint and granted Plaintiff 21 days in which to file an amended complaint. The Plaintiff filed her amended pleading on October 19, 1998. This pleading was also dismissed, but Plaintiff was granted leave to file a second amended complaint. Illini and the directors recently answered the second amended complaint. The second amended complaint arises out of Illini Corporation's adoption of a Shareholder Rights Agreement on June 20, 1997, Illini Corporation's subsequent adoption of a First Amendment to the Rights Agreement on July 1, 1998, and the Plaintiff's assertion that she became an "acquiring person" under the Rights Agreement on April 16, 1998. The Plaintiff seeks declaratory and injunctive relief from Illini and the directors regarding the alleged triggering of the Rights Agreement and the enforceability and validity of the First Amendment to the Rights Agreement. The Plaintiff also seeks compensatory and punitive damages against the directors arising out of the directors' alleged breaches of fiduciary duty committed in connection with the Rights Agreement and the First Amendment to the Rights Agreement. The Plaintiff seeks recovery of her attorneys' fees and costs in connection with her action. Ida Noll asserted that her attorneys' fees through October 23, 1998 were approximately $50,000 and that her expenses at that time were approximately $5,000. Illini and the directors intend to vigorously contest and oppose the allegations made by Ida R. Noll, and the parties are just beginning discovery in the case.

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

     On June 9, 1998, Quinn filed a Motion to Certify the Class, which was granted on December 29, 1998. On January 13, 1999, Quinn filed an Amended Complaint adding Illini Corporation as a defendant to her action. Illini is represented in the litigation by Howard & Howard. Both Illini and ISTC have answered the Amended Complaint and have denied that Ida R. Noll is an acquiring person. Quinn asserts that she is entitled to recover her attorneys' fees from Illini and ISTC, which the defendants deny. The parties are currently engaged in discovery.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.


PART II.
--------------------------------------------------------------------------------


ITEM 5. - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Illini is traded on the Nasdaq over the counter bulletin board (OTCBB). The following table sets forth the high and low bid prices by calendar quarter of the common stock of Illini as reported by Dean Witter Reynolds, Inc. and A.G. Edwards & Sons, St. Louis, Missouri in 1998 and 1997. The prices shown do not reflect retail mark-ups, markdowns, or commissions and may not represent actual transactions.





--------------------------------------------------------------------------------

                                                                         CASH
                                                                    DIVIDENDS
  1998                          HIGH                LOW              DECLARED
  ---------------------------------------------------------------------------
  1ST QUARTER               $ 28.50            $ 28.00                   $.25
  2ND QUARTER                 28.50              28.50                    .25
  3RD QUARTER                 28.75              28.50                    .25
  4TH QUARTER                 28.75              28.75                    .25

                                                                         Cash
                                                                    Dividends
  1997                          High                Low              Declared
  ---------------------------------------------------------------------------

  1st Quarter                $25.50             $25.50                   $.25
  2nd Quarter                 27.00              25.50                    .25
  3rd Quarter                 27.00              27.00                    .25
  4th Quarter                 28.00              27.00                    .25



            As of December 31, 1998, there were 1,495 shareholders of record of Illini common stock.

--------------------------------------------------------------------------------

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-    INTRODUCTION

     The following discussion highlights the significant factors affecting the operations and financial condition of Illini for the two years ended December 31, 1998. The discussion should be read in conjunction with the consolidated financial statements, accompanying notes, and selected financial data appearing elsewhere within this report.

     Illini cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report, or made by management involve estimates and uncertainties and are subject to change based upon various important factors. Actual results for 1999 and beyond could differ materially from results expressed or implied by forward looking statements in this report.

-    SUMMARY

     Management views 1998 as an investment in the future of Illini Corporation. Short term profitability was sacrificed to stabilize the organization and prepare Illini to compete in the ever changing financial environment. Net income for 1998 was $630,000 or $1.40 per share. This represents 3.1% decrease from 1997's net income of $650,000. A complete reengineering of the Bank's operations began in early 1998 and will continue throughout 1999. Management believes the new operational design will allow for future growth and help in stabilizing our overhead structure.

     The recent earnings decline has been primarily due to the intensive effort to solidify the loan portfolio and reduce net charge-offs to an acceptable level. Interest and fee income on loans declined slightly in 1998 due to a falling rate environment and slow growth in the portfolio. A centralized credit department was organized in late 1998 and management now feels we are positioned to increase our loan volume in 1999 while maintaining an acceptable amount of credit risk in the loan portfolio.

     The increase in operating expenses was primarily in three areas. Increased occupancy and equipment expense relating to the opening of a new main banking facility in December 1997, increased data processing costs, and a large increase in fees paid to outside consultants and attorneys to assist management in strategic planning and shareholder related activities. The Bank reduced marketing expense by $230,000 in 1998. Management will initiate a more aggressive marketing campaign in 1999 to promote new products and services.

     Non interest income rose significantly in 1998. The gain on the sale of other real estate represented 71% of the increase. The additional increase was associated with the refinancing of fixed rate mortgages. Management believes the restructuring of our deposit pricing will help to increase fee income in 1999.

     Management will focus on maintaining improved credit quality, controlling operating costs, and increasing the Bank's revenues through improved sales efforts in 1998 and beyond. Management is committed to investing in our future by developing our team of associates and implementing the necessary technology to become a "customer first" organization. We believe we built a foundation in 1998 to prepare our organization for growth and leverage our position as a locally owned community bank in the markets we serve.

     The following table details changes in Illini's net income per share over the last two fiscal years.

--------------------------------------------------------------------------------

                       CHANGE IN EARNINGS PER SHARE (EPS)
                                FOR 1998 AND 1997

                                                  1998-97               1997-96
                                                  -------               -------
    PER SHARE
    Net income prior period                       $ 1.45                $ 1.04
    Change in EPS attributable to change in:
        Net interest income                        (1.08)                (0.12)
        Provision for loan losses                   0.22                  1.85
        Noninterest income                          1.45                  0.08
        Noninterest expense                        (0.56)                (1.30)
        Income tax expense                         (0.08)                (0.10)
                                                --------              ---------

    Net increase (decrease)                        (0.05)                  .41
                                                --------              ---------

    Net income current period                   $   1.40                $ 1.45
                                                --------              ---------
                                                --------              ---------



--------------------------------------------------------------------------------

-    OVERVIEW-BALANCE SHEET REVIEW

     Average assets were $153.7 million in 1998, an increase of $7.0 million or 4.8% from 1997. Average loans were $84.0 million in 1998, a decline of $3.5 million or 4.0% from 1997. Management believes the decrease in loan volume is an expected outcome from the reengineering of the Corporation. Efforts to aggressively pursue new loan relationships will be the primary focus in 1999 in both consumer and commercial loan services. Average deposits were $136.6 million in 1998, an increase of $8.2 million or 6.4% from 1997. We believe this trend of growth will continue as our product offerings become more sophisticated and the level of merger and acquisition activity continues to rise.

-    SECURITIES

     Total securities as of December 31, 1998 were $53.3 million, an increase of $6.5 million or 13.8% over the prior year-end. At December 31, 1998 and 1997, the total securities portfolio comprised 33.1% and 30.2%, respectively, of total assets.

     Illini's investment strategy is to maximize portfolio yields commensurate with credit risk and liquidity considerations. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment. Approximately $9.4 million or 17.7% of the securities portfolio at December 31, 1998 matures or reprices within one year. Scheduled maturities and the prepayment of mortgage-backed securities represent a source of liquidity for the Bank as well as federal funds sold, federal funds purchased lines, and lines of credit established at other banks which are discussed further in the Liquidity section of this report.

     Mortgage-backed securities as of December 31, 1998 totaled $25.4 million and represent 47.6% of total securities. The distribution of mortgage-backed securities include $16.9 million of U.S. government agency mortgage-backed pass through securities and $8.5 million of private issue collateral mortgage obligations, all of which are rated AAA.

     At December 31, 1998, securities available for sale totaled $53.3 million. There were no securities classified as held to maturity or trading at the end of 1998 or 1997. The securities available for sale portfolio at the end of 1998 included gross unrealized gains of $744,000 and gross unrealized losses of $81,000, of which the combined effect, net of tax, is included as an unrealized gain in stockholders' equity. For comparative purposes, at December 31, 1997, gross unrealized gains of $339,000 and gross unrealized losses of $88,000 were included in the securities available for sale portfolio. For further analysis of the securities portfolio, see Note 2 in Item 7.

-    MATURITIES AND DURATION

     The maturities and weighted average yields of the investment portfolio at the end of 1998 are presented in the following table. Maturities of private mortgage-backed securities are based on their average expected lives and include the effects of anticipated prepayments. All other securities are listed at their actual maturity or contractual repricing interval. The amounts and yields disclosed reflect the net carrying value, which is the same as fair value. Taxable equivalent adjustments, using a 34% tax rate, have been made in calculating yields on tax-exempt obligations.

     The securities portfolio at December 31, 1998 contained no securities of any issuer with an aggregate book or market value in excess of 10% of Illini's shareholders' equity, excluding those issued by the United States government, or its agencies or corporations.

--------------------------------------------------------------------------------

                       MATURITIES AND YIELD OF SECURITIES

                                                                                  WEIGHTED AVERAGE
                                                                TOTAL         TAX EQUIVALENT YIELD
                                                                -----         --------------------
                                                                    (dollars in thousands)
U.S. Treasury securities:
     0 to 1 year                                                      $ 1,263      5.89%
     1 to 5 years                                                       1,031      5.20
                                                                      -------      -----
     Total                                                            $ 2,294      5.58%
                                                                      -------      -----
                                                                      -------      -----

U.S. government agencies:

     1 to 5 years                                                     $11,761      6.24%
     5 to 10 years                                                      5,516      5.92
                                                                      -------      -----
     Total                                                            $17,277      6.14%
                                                                      -------      -----
                                                                      -------      -----

Mortgage-backed securities and
 Collateralized mortgage obligations:

     0 to 1 year                                                      $ 1,972      5.66%
     1 to 5 years                                                      11,649      6.29
     5 to 10 years                                                      5,103      6.34
     Over 10 years                                                      6,634      5.91
                                                                      -------      -----
     Total                                                            $25,358      6.15%
                                                                      -------      -----
                                                                      -------      -----

States of the U.S. and political subdivisions:

     0 to 1 year                                                      $   965      7.22%
     1 to 5 years                                                         878      7.22
     5 to 10 years                                                      3,366      7.32
     Over 10 years                                                      2,685      7.64
                                                                      -------      -----
     Total                                                            $ 7,894      7.40%
                                                                      -------      -----
                                                                      -------      -----

FHLB stock and other
  equity securities, no stated maturity                               $   453          --

Total securities:

     0 to 1 year                                                      $ 4,200      6.09%
     1 to 5 years                                                      25,319      6.25
     5 to 10 years                                                     13,985      6.41
     Over 10 years                                                      9,319      6.40
     No stated maturity                                                   453
                                                                      -------      -----
     Total                                                            $53,276      6.31%
                                                                      -------      -----
                                                                      -------      -----



--------------------------------------------------------------------------------

-    LOANS

     Illini's loan portfolio consists of a diverse variety of loan types within the following major categories: commercial real estate, residential real estate, consumer, commercial, and agricultural loans.

     Average total loans declined $3.5 million from $87.5 million in 1997 to $84.0 million in 1998. Contraction in the loan portfolio resulted primarily from management's priority on evaluating and managing credit risk in existing loan relationships over new business development.

     The largest contraction was in commercial loans for which the average balance declined $4.4 million to $10.7 million in 1998. Consumer loans declined $3.6 million to $10.8 million and residential real estate loans declined $3.8 million to $20.8 million. Commercial real estate loans increased $6.4 million to $31.0 million and agricultural loans increased $1.6 million to $7.4 million. Agricultural real estate loans at $2.7 million remained relatively stable in 1998.

     All of Illini's loans are domestic. Illini does not currently engage in foreign loans, lease financing, or loans to financial institutions. Additionally, Illini does not have any concentration of loans exceeding 10% of total loans, which are not otherwise disclosed under "types of loans."

     Each major type of loan will normally have different risk elements. Real estate loans and installment loans to individuals can be affected by the general strength of the economy in a given geographical area. A wide range of economic and other factors can impact the businesses to which commercial loans are extended. Such things as drought, floods, U.S. and foreign market prices, and federal government subsidies and programs can affect agricultural loans. Illini's susceptibility to these risk elements has decreased as prior deficiencies in overall loan portfolio management and credit risk management systems and controls have been corrected.

-    TYPES OF LOANS

     A summary of loans by type as of December 31, 1998 and 1997 is set forth in
Note 3 in Item 7.

-    MATURITIES AND INTEREST RATE SENSITIVITY OF LOANS

     $27.5 million or 31.5% of the Bank's loan portfolio reprices within one year. $82.4 million or 94.6% of the portfolio reprices within five years. The relatively short duration of the loan portfolio requires diligence on the part of management to replace and/or renew maturing loans more frequently. However, it benefits the Bank by decreasing its susceptibility to rising interest rates and by allowing management more frequent opportunities to reassess and adjust loan agreements with borrowers and to exit deteriorating loan relationships. 62.1% of commercial, financial, and agricultural loans mature within one year.

LOANS

--------------------------------------------------------------------------------

                                                                                   MATURITY
                                                         ------------------------------------------------------
                                                         ONE YEAR         ONE TO           AFTER
                                                          OR LESS       FIVE YEARS       FIVE YEARS       TOTAL
                                                         --------       ----------       ----------       -----
                                                                             (dollars in thousands)

Commercial, financial, and agricultural                $  12,756         $  6,508        $   1,289      $  20,553
Real estate construction                                   5,486            1,024              594          7,104
                                                        --------          -------         --------       --------

                                                       $  18,242         $  7,532        $   1,883      $  27,657
                                                        --------          -------         --------       --------
                                                        --------          -------         --------       --------




                                                                             INTEREST SENSITIVITY
                                                        ---------------------------------------------------------
                                                           FIXED                FLOATING OR
                                                         INTEREST               ADJUSTABLE
                                                           RATES              INTEREST RATES            TOTAL
                                                         --------             --------------            -----
                                                                          (dollars in thousands)
Loans due after one but within five years                 $  5,938               $  1,594            $   7,532
Loans due after five years                                     643                  1,240                1,883
                                                           -------                -------             --------

                                                          $  6,581               $  2,834            $   9,415
                                                           -------                -------             --------
                                                           -------                -------             --------



--------------------------------------------------------------------------------

DEPOSITS

--------------------------------------------------------------------------------

                                                                      AVERAGE BALANCES OF DEPOSITS AND
                                                                                COST OF FUNDS
                                                          -------------------------------------------------------
                                                                   1998                               1997
                                                                  AVERAGE                            AVERAGE
                                                          ------------------------            -------------------
                                                          BALANCE             RATE            BALANCE        RATE
                                                          -------             ----            -------        ----
                                                                              (dollars in thousands)
Noninterest bearing demand deposits                    $   21,103            ---             $ 20,246        ---
NOW and money market deposit accounts                      35,319            3.61 %            27,311        2.92 %
Savings deposits                                           17,474            2.41              18,287        2.47
Time deposits                                              62,676            5.53              62,533        5.46
                                                       ----------            ------          --------        ------

                                                       $  136,572            3.78 %          $128,377        3.63 %
                                                       ----------            ------          --------        ------
                                                       ----------            ------          --------        ------



--------------------------------------------------------------------------------

                                                             MATURITY OF TIME DEPOSITS GREATER THAN $100,000
                                                                           AT DECEMBER 31, 1998
                                                       ------------------------------------------------------
                                                           TIME                   OTHER
                                                       CERTIFICATES                TIME
                                                        OF DEPOSIT               DEPOSITS               TOTAL
                                                       ------------              --------               -----
                                                                          (dollars in thousands)
Three months or less                                      $  6,085               $    ----           $   6,085
Three to six months                                          1,246                    ----               1,246
Six to twelve months                                         3,089                   2,400               5,489
Over twelve months                                           2,244                    ----               2,244
                                                           -------                --------            --------
                                                          $ 12,664               $  2,400            $  15,064
                                                           -------                --------            --------
                                                           -------                --------            --------



--------------------------------------------------------------------------------

     Average deposits increased $8.2 million or 6.4% to $136.6 million in 1998. Due to the reduction in deposits required to fund loan growth, management was able to hold deposit rates steady. The Bank's overall cost of funds related to deposits increased 15 basis points to 3.78% in 1998. Noninterest bearing accounts increased $1.1 million to $26.2 million, NOW and Money Market accounts were up $8.3 million to $38.9 million, and Time Deposits decreased $3.3 million to $60.8 million in 1998. Total deposits increased $5.4 million or 3.9% to $143.0 million in 1998.


-    LIQUIDITY

     Liquidity represents the availability of funding to meet obligations to depositors, borrowers, and creditors at a reasonable cost without adverse consequences. Accordingly, the liquidity position is influenced by the funding base and asset mix.

     Illini requires adequate liquidity to pay its expenses and pay stockholder dividends. Liquidity is provided to Illini from the Bank in the form of dividends. In 1998, dividends from the Bank amounted to $0.7 million compared to $0.9 million in 1997. The Bank's liquidity is provided by bank cash balances, liquidation of short-term investments, loan payments, an overnight federal funds line of credit, and borrowings on a line of credit available with the Federal Home Loan Bank of Chicago. While the Bank is limited in the amount of dividends it pays, as of December 31, 1998, approximately $0.2 million was available for payment to Illini in the form of dividends without prior regulatory approval.

     Cash and cash equivalents which includes federal funds remained relatively unchanged from December

31, 1997 to December 31, 1998.

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities, and sales of investment securities available for sale.

     The liability portion of the balance sheet provides liquidity through federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. As of December 31, 1998 Illini has established an overnight federal funds line of credit with an unaffiliated financial institution in the amount of $3.5 million, with the entire amount available for borrowing. The Bank is also a member of the Federal Home Loan Bank of Chicago and has established a line of credit of approximately $4.0 million as of December 31, 1998, with the entire amount available for additional borrowings. The various sources of liquidity available to the Bank provide ample long-term as well as short-term funding alternatives.

-    INTEREST RATE SENSITIVITY

     In conjunction with maintaining a satisfactory level of liquidity, management monitors the degree of interest rate risk assumed on the balance sheet. Illini monitors its interest rate risk by the use of static and dynamic gap models at the one-year interval. The static gap model monitors the difference in interest rate sensitive assets and interest rate sensitive liabilities that mature within the specified time frame as a percentage of total interest earning assets. The dynamic gap model goes further in that it assumes that interest rate sensitive assets and liabilities will be reinvested. Illini uses a computerized model to monitor its interest rate risk.

     The Bank's static interest rate gap position as of December 31, 1998 is presented below.

--------------------------------------------------------------------------------

                                                                 INTEREST RATE SENSITIVITY ANALYSIS
                                               ----------------------------------------------------------------
                                                   UP TO 3         4 TO       TOTAL         OVER
                                                   MONTHS      12 MONTHS      1 YEAR        1 YEAR        TOTAL
                                                   -------     ---------      ------        ------        -----
                                                                        (dollars in thousands)
Interest-earning assets:
     Loans                                     $    16,846       10,629        27,475      59,699        87,174
     Debt and marketable equity securities           4,151        5,286         9,437      43,839        53,276
     Federal funds sold                              6,675          ---         6,675         ---         6,675
                                               -----------     --------      --------   ---------      --------
            Total interest-earning assets      $    27,672       15,915        43,587     103,538       147,125
Interest-bearing liabilities:
     Savings, NOW, and money market            $    27,990          ---        27,990      27,989        55,979
     Time deposits                                  18,355       29,826        48,181      12,609        60,790
     Federal funds purchased and securities
        sold under agreements to repurchase            290          ---           290         ---           290
                                               -----------     --------      --------   ---------      --------
            Total interest-bearing liabilities $    46,635       29,826        76,461      40,598       117,059

Gap by period                                  $  (18,963)     (13,911)      (32,874)      62,940        30,066

Cumulative gap                                 $  (18,963)     (32,874)      (32,874)      30,066        30,066

Cumulative gap as a percent of earning assets      -12.88%      -22.33%       -22.33%      20.44%        20.44%




--------------------------------------------------------------------------------

     In June of 1998, Illini engaged consultants to assist in Asset/Liability management efforts. Management believes that periodic reviews will enable Illini to proactively react to financial conditions in our market place. An ALM policy is currently being reviewed for implementation and will assist management in maximizing our yields while accepting appropriate risk levels. There can be no assurance, however, that such steps will have the desired result.

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

The condensed gap report summarizing the Bank's interest rate sensitivity is as follows:


--------------------------------------------------------------------------------

                                                                 MARKET RISK SENSITIVE INSTRUMENTS
                                            --------------------------------------------------------------------
                                                            OVER 1         OVER 3
                                                         YEAR THROUGH   YEARS THROUGH      OVER
                                            1 YEAR        3 YEARS         5 YEARS        5 YEARS           TOTAL
                                            ------        -------         -------        -------           -----
                                                                    (dollars in thousands)
Assets:
   Debt and marketable equity securities $      9,437       7,168          11,010         25,661          53,276
   Loans                                       27,475      41,664          13,306          4,729          87,174
   Federal funds sold                           6,675         ---             ---            ---           6,675
                                           ----------  ----------      ----------     ----------     -----------

                                         $     43,587      48,832          24,316         30,390         147,125
                                           ----------  ----------      ----------     ----------     -----------
                                           ----------  ----------      ----------     ----------     -----------

Liabilities:
   Savings, NOW and money market (1)     $     27,990      27,989             ---            ---          55,979
   Time deposits                               48,181      12,373             236            ---          60,790
   Federal funds purchased and securities
      sold under agreements to repurchase         290         ---             ---            ---             290
                                           ----------  ----------      ----------     ----------     -----------

                                         $     76,461      40,362             236            ---         117,059
                                           ----------  ----------      ----------     ----------     -----------
                                           ----------  ----------      ----------     ----------     -----------





                                                                           AVERAGE
                                                            TOTAL       INTEREST RATE        FAIR VALUE
                                                            -----       -------------        ----------
Assets:
   Debt and marketable equity securities (2)        $      53,276            6.28 %          $   53,276
   Loans (2)                                               87,174            9.24                85,921
   Federal funds sold                                       6,675            5.08                 6,675

Liabilities:
   Savings, NOW and money market                    $      55,979            3.21 %          $   55,979
   Time deposits                                           60,790            5.53                61,197
   Federal funds purchased and securities
      sold under agreements to repurchase                     290            5.38                   290



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

--------------------------------------------------------------------------------


-    CAPITAL RESOURCES

     Total shareholders' equity increased from $15.0 million at December 31, 1997 to $15.4 million at December 31, 1998. The primary source of capital of Illini is retained earnings. Cash dividends per share were $1.00 for 1998 and $1.00 for 1997. Illini retained 28.9% of its earnings for 1998 and 31.1% for 1997.

     Regulatory guidelines require bank holding companies, commercial banks, and thrifts to maintain certain minimum ratios and define companies as "well capitalized" that sufficiently exceed the minimum ratios. The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions. To be "well capitalized," banks must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%. The Bank's ratios as of December 31, 1998 were 9.35%, 14.19%, and 15.52%, respectively, which meet the criteria for "well capitalized." The Corporation's ratios as of December 31,

1998 were 9.57%, 14.53%, and 15.87%, respectively.

     As of December 31, 1998, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have, or are reasonably likely to have, a material adverse impact on the Corporation's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                                            KEY RATIOS
                                                                 FOR THE YEARS ENDED DECEMBER 31,

                                              1998           1997            1996           1995            1994
                                              ----           ----            ----           ----            ----
Return on average assets                      0.41  %        0.44   %        0.31  %        0.89  %         0.86   %
Return on average equity                      4.19           4.44            3.25          10.08           10.77
Dividend payout ratio                        71.15          69.00           91.17          29.29           26.23
Average equity to assets ratio                9.77           9.98            9.58           8.87            7.94



--------------------------------------------------------------------------------

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

     Interest income decreased marginally and interest expense increased $0.4 million from 1997 to 1998, resulting in a decline in net interest income. Constricting interest margins plagued the banking community as a whole and Illini was no exception. Our net interest margin fell from a three year high of 4.96% in 1997 to 4.34% in 1998. The decline in interest income was primarily the result of a decrease of $3.5 million in average loans from 1997 to 1998. The average yield earned on loans also decreased 18 basis points over the same period. The slow loan growth resulted in a $5.9 million increase in our total securities average balance. The securities portfolio has an average yield of 6.28% while our loan portfolio has an average yield of 9.24%. Management plans to maintain our existing level of securities and utilize our funding sources to fuel future loan growth.

         The $0.4 million increase in interest expense was primarily the result of a significant growth in the NOW and money market accounts. Our average interest bearing liabilities grew $5.5 million while experiencing only a 13 basis point increase to our cost of funds. Management believes our demonstrated ability to raise low cost funds together with our redesigned lending environment will provide an excellent opportunity to increase net interest income performance in 1999.

--------------------------------------------------------------------------------

NET INTEREST INCOME - RATE/VOLUME VARIANCE ANALYSIS


                                                   1998-97                                  1997-96
                                  -----------------------------------------   --------------------------------------
                                    Changes in          Volume        Rate      Changes in        Volume       Rate
                                  Income/expense        Effect       Effect   Income/expense      Effect      Effect
                                  --------------        ------       ------   --------------      ------      ------
                                                                   (dollars in thousands)
Short-term investments               $   175       $     191     $    (16)      $   126       $    132    $    (6)
Investment securities:
    Taxable                              376             625         (249)          454            306        148
    Nontaxable                          (252)           (259)           7          (171)          (208)        37
Loans                                   (479)           (341)        (138)         (652)          (779)       127
                                     --------       ---------      -------       -------       ---------    -------
    Total interest income               (180)            216         (396)         (243)          (549)       306
                                     --------       ---------      -------       -------       ---------    -------

Savings and NOW accounts                 446             214          232            22            (48)        70
Time deposits                             54               6           48          (167)          (111)       (56)
Short-term borrowings                   (108)           (107)          (1)          (14)           (15)         1
Long-term borrowings                       0               0            0             0              0          0
                                     --------       ---------      -------       -------       ---------    -------
    Total interest expense               392             113          279          (159)          (174)        15
                                     --------       ---------      -------       -------       ---------    -------

    Net interest income              $  (572)       $    103     $  (675)       $   (84)       $  (375)    $  291
                                     --------       ---------      -------       -------       ---------    -------
                                     --------       ---------      -------       -------       ---------    -------



(*) Fully taxable equivalent basis
NOTE: The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

--------------------------------------------------------------------------------

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES

                                                                 Year ended December 31,
                                     ---------------------------------------------------------------------------------
                                                       1998                                    1997
                                     ------------------------------------------  -------------------------------------
                                                 PERCENT    INTEREST    AVERAGE            Percent  Interest   Average
                                     AVERAGE    OF TOTAL     INCOME/    YIELD/   Average  of Total   Income/    Yield/
                                     BALANCE     ASSETS      EXPENSE     RATE    Balance   Assets    Expense    Rate
                                     -------    --------    --------    -------  -------  --------  --------   -------
                                                                     (dollars in thousands)
ASSETS
Interest-earning assets:
   Short-term investments        $   6,662         4.3%  $     338      5.08% $   3,067       2.1% $     163       5.32%
     Investment securities (3)
       Taxable                      41,563        27.1       2,514      6.05     32,161      21.9      2,138       6.65
       Tax-exempt (1)                7,873         5.1         591      7.51     11,357       7.8        843       7.43
         Total securities           49,436        32.2       3,105      6.28     43,518      29.7      2,981       6.85
     Loans
       Commercial (1)               10,668         6.9         990      9.28     15,089      10.3      1,466       9.72
       Agriculture                   7,363         4.8         664      9.02      5,716       3.9        526       9.20
       Real estate
         Commercial                 30,959        20.2       2,803      9.05     24,554      16.7      2,251       9.17
         Agriculture                 2,718         1.8         245      9.02      2,370       1.6        217       9.14
         Residential                20,846        13.6       1,888      9.06     24,680      16.8      2,267       9.19
       Consumer, net                10,797         7.0       1,060      9.82     14,439       9.9      1,404       9.73
       Credit card                     630         0.4         108     17.13        637       0.4        106      16.60
                                    ------                   -----               ------                -----
         Total loans                83,981        54.7       7,758      9.24     87,485      59.6      8,237       9.42
   Allowance for loan losses        (1,331)       (0.9)                          (1,246)     (0.8)
                                    ------                   -----               ------
   Net loans (1) (2)                82,650        53.8       7,758      9.39     86,239      58.8      8,237       9.55
                                    ------        ----       -----      ----     ------      ----      -----
         Total interest
            earning assets         138,748        90.3      11,201      8.07    132,824      90.6     11,381       8.57
                                   -------                  ------              -------               ------
   Cash and due from banks           4,224         2.8                            4,570      3.1
   Premises and equipment            7,695         5.0                            6,512      4.4
   Other real estate owned             654         0.4                              583      0.4
   Other assets (3)                  2,356         1.5                            2,183      1.5

         TOTAL ASSETS            $ 153,677       100.0%                       $ 146,672    100.0%
                                 ---------       ------                       ---------    ------
                                 ---------       ------                       ---------    ------

LIABILITIES
   Deposits:
     Non interest bearing
       deposits                   $ 21,103        13.7%                       $  20,246     13.8%
     Interest bearing demand        35,319        23.0    $  1,274       3.61%   27,311     18.6      $  798       2.92 %
     Savings                        17,474        11.4         421       2.41    18,287     12.5         451       2.47
     Time deposits less than
       $100,000                     46,753        30.4       2,584       5.53    46,206     31.5       2,479       5.36
                                   -------                   -----              -------                -----
     Total core deposits           120,649        78.5       4,279       3.55   112,050     76.4       3,728       3.33
     Time deposits $100,000 and
       over                         15,923        10.4         885       5.56    16,327     11.1         936       5.74
                                   -------                   -----              -------                -----
       Total deposits              136,572        88.9       5,164       3.78   128,377     87.5       4,664       3.63
   Short-term borrowings               292         0.2          16       5.38     2,103      1.4         124       5.89
                                                             -----                                     -----
   Total interest bearing
     liabilities                   115,761        75.4       5,180       4.47   110,234     75.1       4,788       4.34
                                                             -----                                     -----
Other liabilities                    1,792         1.1                            1,556      1.1
                                  --------       ------                        --------    -----
   Total liabilities               138,656        90.2                          132,036     90.0
Shareholders' Equity                15,021         9.8                           14,636     10.0
                                  --------       ------                        --------    -----
   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY           $153,677       100.0%                        $146,672    100.0%
                                  --------       ------                        --------    ------
                                  --------       ------                        --------    ------
NET INTEREST MARGIN                                       $  6,021       4.34%                        $6,593       4.96%
                                                          --------       -----                        ------       ----
                                                          --------       -----                        ------       ----



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

(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $246,000 in 1998 and $242,000 in 1997.

(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES

                                                               Year ended December 31,
                                           -------------------------------------------------------------
                                                                        1996
                                           -------------------------------------------------------------
                                                               Percent            Interest       Average
                                           Average            of Total             Income/        Yield/
                                           Balance              Assets             Expense          Rate
                                           -------            --------            --------       -------
                                                               (dollars in thousands)
ASSETS
Interest-earning assets:
   Short-term investments               $     679                 0.5  %        $      37          5.52  %
     Investment securities (3)
       Taxable                             27,217                18.2               1,684          6.19
       Tax-exempt (1)                      14,282                 9.6               1,014          7.10
                                        ---------          ----------           ----------    ---------
         Total securities                  41,499                27.8               2,698          6.50
     Loans
       Commercial (1)                      13,885                 9.3               1,224          8.81
       Agriculture                          5,510                 3.7                 465          8.45
       Real estate
         Commercial                        28,586                19.2               2,650          9.27
         Agriculture                        2,567                 1.7                 235          9.14
         Residential                       26,877                18.0               2,503          9.31
       Consumer, net                       17,792                11.9               1,717          9.65
       Credit card                            634                 0.4                  95         15.00
                                        ---------                               ---------
         Total loans                       95,851                64.2               8,889          9.27
   Allowance for loan losses               (1,162)               (0.8)
                                        ----------                              ----------
   Net loans (1) (2)                       94,689                63.4               8,889          9.39
                                        ---------                               ---------
       Total interest earning assets      136,867                91.7              11,624          8.49
                                                                                ---------
   Cash and due from banks                  4,856                 3.2
   Premises and equipment                   4,983                 3.3
   Other real estate owned                    573                 0.4
   Other assets (3)                         2,151                 1.4
                                        ----------         -----------
       TOTAL ASSETS                     $ 149,430               100.0  %
                                        ----------         -----------
                                        ----------         -----------
 LIABILITIES
   Deposits:
     Non interest bearing deposits      $  18,965                12.7  %
     Interest bearing demand               27,678                18.5           $     734          2.65 %
     Savings                               19,802                13.3                 493          2.49
     Time deposits less than $100,000      48,919                32.7               2,700          5.52
                                        ---------                               ---------
     Total core deposits                  115,364                77.2               3,927          3.40
     Time deposits $100,000 and over       15,628                10.5                 882          5.65
                                        ---------                               ----------
       Total deposits                     130,992                87.7               4,809          3.67
   Short-term borrowings                    2,454                 1.6                 138          5.61
                                                                                ----------
   Total interest bearing liabilities     114,481                76.6               4,947          4.32
                                                                                ----------
Other liabilities                           1,664                 1.1
                                        ---------          ----------
     Total liabilities                    135,110                90.4
Shareholders' Equity                       14,320                 9.6
                                        ---------          ----------
   TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY               $ 149,430               100.0  %
                                        ----------         -----------
                                        ----------         -----------
NET INTEREST MARGIN                                                             $   6,677          4.88   %
                                                                                ---------     ---------
                                                                                ---------     ---------



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

(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $244,000 in 1996.

(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

-    PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses charged to earnings was $0.2 million for 1998, a decrease of $0.1 million or 32.0% from the $0.3 million in 1997. During 1996, the provision for loan losses was $1.1 million. The ratio of net charge-offs to average loans outstanding has improved from 1.17% to 0.29% to 0.16% for the years ended December 31, 1996, 1997 and 1998, respectively. Provision expense decreased in 1998. While nonaccrual loans increased to $1,029,000 at December 31, 1998 compared to $636,000 at December 31, 1997, net loan losses and other asset quality indicators reflected continued improvement in the overall quality of the loan portfolio. The large provision expense in 1996 had a significant effect on Illini's net income. Management detected deficiencies in asset quality and credit processes in late 1995 and took steps to improve asset quality. Initiatives including a new loan policy, centralization of commercial loan underwriting, and a more proactive approach to identifying and resolving problem loans were undertaken in late 1996 and have resulted in improved loan loss experience and lower provision expense.

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

     The allowance for loan losses as a percent of total loans increased from 1.51% at December 31, 1997 to 1.57% at December 31, 1998. The allowance as a percent of nonperforming loans decreased from 204.72% at December 31, 1997 to 132.95% at December 31, 1998 due to an increase in nonperforming loans. This percentage has been adversely affected by several individual loans that have large balances that have been in nonaccrual status since June 1998, and are in a collection status. The overall quality of loans has still improved overall. After full consideration of these factors, with particular emphasis on review of potential problem loans identified by management, Illini's management concluded the allowance for loan losses was adequate as of December 31, 1998.

-    SUMMARY OF LOAN LOSS EXPERIENCE

     The following summary presents the changes in the allowance for loan losses for the years ended December 31, 1998, 1997, and 1996:

--------------------------------------------------------------------------------

                                                           1998                   1997                    1996
                                                      ------------           -------------          --------------
                                                                         (dollars in thousands)
Average loans outstanding                             $     83,981            $     87,485           $      95,851
                                                      ------------            ------------           -------------
                                                      ------------            ------------           -------------
Allowance for loan losses:
   Balance at beginning of year                       $      1,302            $      1,258           $       1,247
                                                      ------------            ------------           -------------
   Loans charged-off:
     Commercial, financial, and agricultural                  (54)                    (48)                   (736)
     Real estate                                               (9)                   (136)                   (163)
     Consumer                                                (152)                   (180)                   (290)
                                                      ------------           -------------          --------------
       Total                                                 (215)                   (364)                 (1,189)
   Recoveries of loans previously charged-off:
       Commercial, financial, and agricultural                 13                      61                      37
       Real estate                                             31                       8                      11
       Consumer                                                33                      39                      22
                                                      ------------           -------------           -------------
         Total                                                 77                     108                      70
                                                      -----------            ------------           --------------
   Net charge-offs                                           (138)                   (256)                 (1,119)
                                                      ------------           -------------          --------------
   Provision charged to expense                               204                     300                   1,130
                                                      -----------            ------------           --------------
   Balance at end of year                            $      1,368            $      1,302           $       1,258
                                                      -----------            ------------           --------------
                                                      -----------            ------------           --------------

Ratio of net charge-offs to average loans
   outstanding during the period                             0.16   %                0.29    %               1.17   %
                                                      -----------            ------------           --------------
                                                      -----------            ------------           --------------



--------------------------------------------------------------------------------

     In 1998, as illustrated in the preceding chart, loan losses decreased significantly in all areas except commercial, financial, and agricultural, which has a slight increase. Real estate loans ended the year with net recoveries. This decrease reflects improvement in the overall quality of the loan portfolio resulting from decisive action Illini's management has taken to improve credit quality over the last two years.

     Efforts continue to maintain this improved quality, and to enhance credit quality processes and controls.

-    ALLOWANCE ALLOCATION

     The risk of losses inherent in the loan portfolio is not precisely attributable to a particular loan or category of loans. However, based on its review for adequacy, management has estimated those portions of the allowance that could be attributable to major categories of loans as follows:

--------------------------------------------------------------------------------

                                                           1998                                   1997

                                                                % OF TOTAL                           % of Total
                                                                LOANS, NET                           Loans, net
                                              AMOUNT              OF UED              Amount            of UED
                                            ----------          ---------           ----------       -----------
                                                                     (dollars in thousands)
Commercial, financial, and agriculture      $      430             23.58   %        $      124          19.20   %
Real estate                                        203             65.32                   323          65.94
Consumer                                           346             11.10                   421          14.86
Unallocated                                        389            ------                   434         ------
                                            ----------            ------               -------         ------

   Total allowance for loan losses          $    1,368            100.00   %           $ 1,302         100.00   %
                                            ----------            ------               -------         ------
                                            ----------            ------               -------         ------



--------------------------------------------------------------------------------

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

     The large increase in the commercial, financial, and agriculture category is a result of several agricultural loans downgraded during the quarter. The decrease in the real estate category is due mainly to improved real estate loan performance during the last two years.

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
--------------------------------------------------------------------------------

                                                                                   December 31,
                                                                   1998                                 1997
                                                              -------------                        ------------
                                                                              (dollars in thousands)
Nonaccrual                                                    $      1,029                         $       636
Renegotiated                                                             0                                   0
Other real estate owned                                                366                                 551
                                                              -------------                        -----------

   Nonperforming assets                                       $      1,395                         $     1,187
                                                              -------------                        -----------
                                                              -------------                        -----------
Accruing loans past due 90 days                               $          0                         $         0
                                                              -------------                        -----------
                                                              -------------                        -----------
Nonperforming loans to total loans                                     1.18 %                             0.74 %
                                                              -------------                        -----------
                                                              -------------                        -----------
Nonperforming assets to total assets                                   0.87 %                             0.77 %
                                                              -------------                        -----------
                                                              -------------                        -----------
Accruing loans past due 90 days to total loans                         0.00 %                             0.00 %
                                                              -------------                        -----------
                                                              -------------                        -----------



--------------------------------------------------------------------------------

     Nonperforming assets totaled $1,395,000 as of year-end 1998, an increase of $208,000 or 17.5% from the $1,187,000 at year-end 1997. Total nonperforming assets represent 0.87% of total assets at December

31, 1998, compared to 0.77% at December 31, 1997.

     Nonperforming loans increased $393,000 or 61.8% to a total of $1,029,000 at year-end 1998. This is largely the result of three large loans totaling $378,000 that are currently in the process of collection. At the current time, Illini Bank feels that collection of these three loans should not result in any loss. As of December 31, 1998, nonperforming loans to total loans were 1.18% compared to 0.74 % at year-end 1997. Illini Bank did not carry any loans past due more than 90 days and still accruing interest as of December 31, 1998 and 1997. Individual nonaccrual loans are written down to management's estimate of the net realizable value of collateral and/or realistic estimates of other payments from the borrower. Additionally, specific allocations to the allowance for loan losses are made on loans where there may be uncertainties as to the collection of the estimated value of collateral. Because these loans have been written down and/or allocated for, the potential impact on future net income is minimized. Additional interest income of $61,000 in 1998 and $35,000 in 1997 would have been recognized had these nonaccrual loans remained current.

     Other real estate owned declined $185,000 or 33.6% to $366,000 at December 31, 1998, when compared to year-end 1997. One former bank property which the Bank has entered into an option agreement to sell in 1998 comprised $298,000 or 81.4% of the total Other Real Estate Owned. In September 1998, the option to buy was extended for an additional six month period. The Bank now expects to complete this sale in 1999. The remaining $68,000 or 18.6% represents real estate acquired in satisfaction of debts. Other Real Estate Owned is carried at the lower of cost or fair value. Management is actively marketing these properties to minimize the potential affects of market fluctuations and so that proceeds can be deployed to earning assets as soon as possible.

     As previously discussed, management has taken steps to improve credit quality. In addition to the specific actions discussed in the PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES section, in late 1996, executive management empowered the credit administration function (developed in 1995) to monitor and enforce loan policy compliance, to proactively identify and resolve problem loans, and to perform detailed credit analyses on all significant loan relationships. These efforts have improved the Bank's ability to identify problem and potential problem loans, and has allowed management opportunities to resolve problem loans while minimizing the potential loss to the Bank.

-    POTENTIAL PROBLEM LOANS

     As of December 31, 1998, approximately $300,000 of loans not included in the above table were identified by management as having potential weaknesses which, if not corrected, could affect the borrower's ability to comply with the current loan repayment terms. This amount represents one loan that is currently being handled by legal counsel. However, if weaknesses are not promptly addressed, management believes that this loan may result in disclosure at some future time as nonaccrual, past due or restructured. All significant potential problem loans are analyzed on a periodic basis to ensure that adequate reserves have been allocated to the allowance for loan losses to cover management's estimate of the inherent loss.

-    NONINTEREST INCOME

     The following table depicts the amount of and annual changes in noninterest income categories:
--------------------------------------------------------------------------------

                                                        Year Ended December 31,                  Percent Change
                                             ---------------------------------------       ------------------------
                                               1998              1997           1996       1998/1997      1997/1996
                                               ----              ----           ----       ---------      ---------
                                                                       (dollars in thousands)
Service charges on deposit accounts          $ 1,065          $ 1,054          $  981          1.0 %        7.4 %
Other fee income                                 172              162             216          6.2        (25.0)
Mortgage loan servicing fees                     264              198             183         33.3          8.2
Gain on sale of mortgage loans                   216              105              64        105.7         64.1
Securities gains (losses), net                     8               50               1        (84.0)     4,900.0
Gains (losses) on sale of other real estate      460             (105)            (24)      (538.1)       337.5
Other                                             90               54             144         66.7        (62.5)
                                             -------          -------          ------
                                             $ 2,275          $ 1,518          $1,565         49.9         (3.0)
                                             -------          -------          ------
                                             -------          -------          ------



--------------------------------------------------------------------------------

     Total noninterest income increased $0.7 million from 1997 to 1998.

     Service charges on deposit accounts and other fee income remained relatively steady in 1998 as compared to 1997 and 1996. Illini realized a net gain of $50,000 in 1997 due to securities sold to shorten the duration of its securities portfolio. Gains realized in 1998 were $8,000.

     Due to declining long term rates on mortgage loans, and effective marketing strategies, Illini experienced a significant increase in mortgage loan originations in 1998. This, in turn, led to an increase in the gain of sale of mortgage loans to the secondary market and, to a lesser extent, increased servicing income.

     Illini completed strategic planning in January 1998 that, among other subjects, covered the changing nature of the retail delivery systems of financial institutions. During this planning, management identified potentially significant opportunities for expense reductions in staffing and occupancy achievable through more efficient use of retail bank space. As a consequence, Illini completed two real estate transactions during 1998 resulting in substantial gains. A 22,000 square foot property the Company owned in Springfield was sold for $1,350,000 and a lot in Bloomington being held for future expansion was sold for $556,000, resulting in a combined gain of $482,000. The transaction for the sale of the property in Springfield is a sale-leaseback arrangement. The carrying value of the property was $634,000 and the Bank recognized $460,000 as a gain in 1998 and deferred $256,000 to be recognized over the 10 year life of the lease.

-    NONINTEREST EXPENSE

     The following table depicts the amount of and annual changes in noninterest expense categories:

-------------------------------------------------------------------------------

                                                        Year Ended December 31,                  Percent Change
                                            -----------------------------------------------------------------------
                                               1998              1997           1996       1998/1997      1997/1996
                                               ----              ----           ----       ---------      ---------
                                                                       (dollars in thousands)
Salaries and employee benefits              $  3,218          $ 3,246        $ 3,281           (0.9) %      (1.1)%
Net occupancy expense                            692              666            540            3.9         23.3
Equipment expense                                353              300            306           17.7         (2.0)
Data processing                                  708              614            559           15.3          9.8
Supplies                                         200              131            143           52.7         (8.4)
Communication and transportation                 396              347            298           14.1         16.4
Marketing and advertising                         19              253            238          (92.5)         6.3
Correspondent and processing fees                144              132            127            9.1          3.9
Loan and other real estate owned expenses         52               58             27          (10.3)       114.8
Professional fees                                875              573            348           52.7         64.7
Directors' and regulatory fees                   192              163            156           17.8          4.5
Other                                            328              341            301           (3.8)        13.3
                                            ---------          ------        -------
     Total noninterest expense              $  7,177          $ 6,824        $ 6,324            5.2          7.9
                                            --------          -------        -------            ---          ---
                                            --------          -------        -------            ---          ---



--------------------------------------------------------------------------------

     Total noninterest expense increased $0.2 million or 3.6% to $7.2 million in 1998 as compared to $6.9 million in 1997. The non-interest expense of Illini Bank is customarily comprised of four major components. First, salaries and benefits represents the largest portion of our noninterest expense from year to year. In 1998, we reduced our staffing level from 97 full time equivalents to
72. While this represents a significant reduction in staff, the expense was fairly constant from 1997 to 1998. While the reductions occurred in 1998, we were obligated to pay severance packages and partial benefits to the employees that decided to terminate their employment. As a result of the reengineered staffing levels, management implemented a new salary structure for our remaining staff. Second, our occupancy expense continues to grow. Management is closely monitoring our net occupancy expense for ways to reduce costs. In 1998, we sold one of our locations in Springfield and leased back the necessary space for our branch operations. Similar alternatives will be explored in 1999 for possible space reductions where feasible. Third, equipment and data processing costs increased 18% and 15%, respectively, from 1997 to 1998. Technology continues to be a primary investment for Illini Bank. We believe by utilizing the latest technology, we can provide better customer service. Lastly, professional fees increased $302,000 to $875,000 in 1998. This increase resulted from a large increase in fees paid to outside consultants and attorneys to assist management in strategic planning and shareholder related activities. The strategic plan began to take shape in 1998 by reducing staff levels and evaluating our current team of associates. While management does not expect the reduction in personnel to translate into savings on the income statement, we believe our actions will position us to take advantage of our investment in technology and gain efficiencies from current staffing levels. As a component of our strategic initiative to redesign our operations, marketing expense was virtually eliminated in 1998. Management expects an increase in marketing in 1999 to promote our reengineering and our movement to a sales and service environment focusing on customer relationships.

-    YEAR 2000 ISSUES

     Illini Bank is committed to taking the necessary steps to enable both new and existing systems, applications, and equipment to effectively process transactions up to and beyond the Year 2000. To that end, Illini Bank is well underway with its Year 2000 readiness program, having incurred $118,000 in expenses for the year ended December 31, 1998. Because of such ongoing readiness efforts, Year 2000 processing issues and risks are not expected to have a material adverse impact on the ability of Illini Bank to continue its general business operations.

     Currently, Illini Bank is actively engaged in completing the following Year 2000 program initiatives:

o Complete a comprehensive analysis of current functions which might be impacted by Year 2000 issues, and document the results in a Year 2000 Assessment report.
o Develop and implement a detailed plan to address Year 2000 issues as identified, particularly as they pertain to software and hardware applications.
o Survey outside vendors to determine the degree of preparedness for the Year 2000, to uncover potential issues arising from such business counterparties.
o Raise organizational awareness not only with top management, but also at the staff level, and involve relevant business group leaders in reaching solutions.

     The risk of failures of computer applications, systems and networks due to improper Year 2000 data processing are substantial, not only for users of information technologies, but also for any entities and individuals which interact with them. Moreover, when aggregated multiple individual malfunctions and failures relating to Year 2000 issues occur, they can potentially cause broader, systemic disruptions across industries and economies. The risks arising from Year 2000 issues which face many companies, including Illini Bank, include the potential diminished ability to respond to the needs and expectations of customers in a timely manner, and the potential for inaccurate processing of information. In recognition of this, Illini Bank began focusing on mission critical applications in order that programming changes are largely completed, and that testing was underway as of December 31, 1998.

     In addition, Illini Bank has begun developing contingency plans to complement the Year 2000 readiness efforts already in progress, including backup and offsite processing of certain information and functions. Illini Bank anticipates that such contingency plans will provide an additional level of security to its Year 2000 efforts already underway.

     The foregoing discussion of Year 2000 issues is based on current estimates of the management of Illini Bank as to the amount of time and costs necessary to remediate and test our systems. Such estimates are based on the facts and circumstances existing at this time, and were derived utilizing multiple assumptions of future events, including, but not limited to, the continued availability of certain resources, third-party modification plans and implementation success, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual costs and results could differ materially from the costs and results currently anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, the impact of third party systems interacting with Illini Bank systems, the planning and modification success attained by the business counterparties of Illini Bank and similar uncertainties.

-    NEW ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) 130, REPORTING COMPREHENSIVE INCOME, was issued in June 1997. Comprehensive income is defined as net income plus certain items that are recorded directly to shareholders' equity, such as unrealized gains and losses on available for sale securities. Components of Illini's comprehensive income is reported in the consolidated statements of changes in shareholders' equity. SFAS 130's disclosure requirements have no impact on Illini's financial condition or results of operations.

     SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, is effective for financial statements for periods beginning after December 15, 1997, but interim period reporting is not required in 1998. An operating segment is defined under SFAS 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. Illini operates as a single business segment through its subsidiary Illini Bank.

     During 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement should not be applied retroactively to financial statements of prior periods. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Illini is currently evaluating the impact of SFAS 133 on future financial statements and related disclosures.

     During 1998, the FASB issued SFAS 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. On the date the statement is initially applied, an enterprise may reclassify mortgage-backed securities and other beneficial interest retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Transfers from the trading category that result from implementing this statement shall be accounted for in accordance with paragraph 15(a) of SFAS 115. Illini is currently evaluating the impact of SFAS 134 on future financial statements and disclosures, but does not currently believe such impact will be material as Illini Bank has historically not securitized originated mortgage loans.


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

ITEM 7. - FINANCIAL STATEMENTS

Index to Illini's Consolidated Financial Statements.

                                                                                                             Page(s)
                                                                                                             -------
Independent Auditors' Report......................................................................................31
Consolidated Balance Sheets as of December 31, 1998 and 1997......................................................32
Consolidated Statements of Income for the three years ended December 31, 1998, 1997, and 1996.....................33
Consolidated Statements of Changes in
     Shareholders' Equity for the three years ended December 31, 1998, 1997, and 1996.............................34
Consolidated Statements of Cash Flows for the three years ended December 31, 1998, 1997, and 1996.................35
Notes to Consolidated Financial Statements.....................................................................36-52


[GRAPHIC OMITTED]



                          INDEPENDENT AUDITORS' REPORT





The Board of Directors
Illini Corporation:

     We have audited the consolidated balance sheets of Illini Corporation and subsidiary (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Illini Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                KPMG LLP

St. Louis, Missouri
February 26, 1999 except
for Note 13 for which the
date is March 2, 1999

                        ILLINI CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------


                                                                  1998      1997
                                                               --------  --------
                                                              (dollars in thousands)

ASSETS:
   Cash and due from banks                                     $  5,624  $  5,361
   Interest-bearing deposits in other banks                          19        77
   Federal funds sold                                             6,675     6,755
                                                               --------  --------
     Cash and cash equivalents                                   12,318    12,193
   Debt and marketable equity securities
     available for sale, at fair value                           53,276    46,834
   Loans, net of allowance for loan losses                       85,806    84,987
   Premises and equipment                                         7,250     8,077
   Accrued interest receivable                                    1,390     1,500
   Other real estate owned                                          366       551
   Other assets                                                     359       772
                                                               --------  --------
                                                               $160,765  $154,914
                                                               --------  --------
                                                               --------  --------

LIABILITIES AND SHAREHOLDERS' EQUITY:
   Noninterest-bearing demand deposits                         $ 26,190  $ 25,083
   Interest-bearing deposits:
     NOW and money market accounts                               38,877    30,596
     Savings deposits                                            17,102    17,820
     Time deposits, $100,000 and over                            15,064    18,659
     Other time deposits                                         45,726    45,418
                                                               --------  --------
       Total deposits                                           142,959   137,576

   Securities sold under agreements to repurchase                   290       715
   Accrued interest payable                                         827       784
   Other liabilities                                              1,270       861
                                                               --------  --------
     Total liabilities                                          145,346   139,936
                                                               --------  --------
   Shareholders' equity:
     Common stock-authorized 800,000 shares of $10
       par value; 448,456 shares issued and outstanding           4,485     4,485
     Capital surplus                                              1,886     1,886
     Retained earnings                                            8,632     8,450
     Accumulated other comprehensive income                         416       157
                                                               --------  --------
       Total shareholders' equity                                15,419    14,978
                                                               --------  --------
                                                               $160,765  $154,914
                                                               --------  --------
                                                               --------  --------












See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                        ILLINI CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

--------------------------------------------------------------------------------


                                                                          1998       1997        1996
                                                                       --------   --------    --------
                                                                           (dollars in thousands)
Interest income:
   Interest and fees on loans                                         $  7,727   $  8,200    $  8,871
   Interest on debt and marketable equity securities:
     Taxable                                                             2,514      2,137       1,685
     Exempt from federal income taxes                                      408        582         700
   Interest on short-term investments                                      338        163          36
                                                                      --------   --------    --------
       Total interest income                                            10,987     11,082      11,292
                                                                      --------   --------    --------
Interest expense:
   Interest on deposits:
     NOW and money market accounts                                       1,274        798         734
     Savings deposits                                                      421        451         493
     Time deposits, $100,000 and over                                      885        936         882
     Other time deposits                                                 2,584      2,479       2,700
   Interest on borrowings                                                   16        124         138
                                                                      --------   --------    --------
       Total interest expense                                            5,180      4,788       4,947
                                                                      --------   --------    --------

       Net interest income                                               5,807      6,294       6,345
Provision for loan losses                                                  204        300       1,130
                                                                      --------   --------    --------
       Net interest income after provision for loan losses               5,603      5,994       5,215
                                                                      --------   --------    --------

Noninterest income:
   Service charge on deposit accounts                                    1,065      1,054         981
   Other fee income                                                        172        162         216
   Mortgage loan servicing fees                                            264        198         183
   Gain on sale of mortgage loans                                          216        105          64
   Securities gains                                                          8         50           1
   Gains (losses) on sale of other real estate owned                       460       (105)        (24)
   Other                                                                    90         54         144
                                                                      --------   --------    --------
       Total noninterest income                                          2,275      1,518       1,565
                                                                      --------   --------    --------
Noninterest expense:
   Salaries and employee benefits                                        3,218      3,246       3,281
   Net occupancy expense                                                   692        666         540
   Equipment expense                                                       353        300         306
   Data processing                                                         708        614         559
   Supplies                                                                200        131         143
   Communication and transportation                                        396        347         298
   Marketing and advertising                                                19        253         238
   Correspondent and processing fees                                       144        132         127
   Loan and other real estate owned expenses                                52         58          27
   Professional fees                                                       875        573         348
   Directors' and regulatory fees                                          192        163         156
   Other                                                                   328        341         301
                                                                      --------   --------    --------
       Total noninterest expense                                         7,177      6,824       6,324
                                                                      --------   --------    --------

       Income before income tax expense                                    701        688         456
Income tax expense (benefit)                                                71         38          (9)
                                                                      --------   --------    --------
       Net income                                                     $    630   $    650    $    465
                                                                      --------   --------    --------
                                                                      --------   --------    --------
Basic earnings per share
   (based on weighted average common
   shares outstanding of 448,456 in 1998, 1997, and 1996)             $   1.40   $   1.45    $   1.04
                                                                      --------   --------    --------
                                                                      --------   --------    --------


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------

                        ILLINI CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

--------------------------------------------------------------------------------


                                                                                     ACCUMULATED
                                                                                       OTHER
                                                    COMMON     CAPITAL    RETAINED   COMPREHENSIVE
                                                     STOCK     SURPLUS   EARNINGS     INCOME       TOTAL
                                                   --------   --------   --------    --------    --------
                                                                    (dollars in thousands)

Balance at January 1, 1996                        $  4,485   $  1,886   $  8,209    $     26    $ 14,606

Comprehensive income:
   Net income                                           --         --        465          --         465
   Change in unrealized gains (losses)
     on securities available for sale, net              --         --         --        (132)       (132)
                                                                                                --------
       Total comprehensive income                       --         --         --          --          333
                                                                                                 --------
Cash dividends paid $.95 per share                      --         --       (426)         --         (426)
                                                   --------   --------   --------    --------    --------

Balance at December 31, 1996                         4,485      1,886      8,248        (106)     14,513

Comprehensive income:
   Net income                                           --         --        650          --         650
   Change in unrealized gains (losses)
     on securities available for sale, net              --         --         --         263         263
                                                                                                --------
       Total comprehensive income                       --         --         --          --         913
                                                                                                --------
Cash dividends paid $1.00 per share                     --         --       (448)         --        (448)
                                                  --------   --------   --------    --------    --------

Balance at December 31, 1997                         4,485      1,886      8,450         157      14,978

Comprehensive income:
   Net income                                           --         --        630          --         630
   Change in unrealized gains (losses)
     on securities available for sale, net              --         --         --         259         259
                                                                                                --------
       Total comprehensive income                       --         --         --          --         889
                                                                                                --------
Cash dividends paid $1.00 per share                     --         --       (448)         --        (448)
                                                  --------   --------   --------    --------    --------

Balance at December 31, 1998                      $  4,485   $  1,886   $  8,632    $    416    $ 15,419
                                                  --------   --------   --------    --------    --------
                                                  --------   --------   --------    --------    --------







See accompanying notes to consolidated financial statements.

                        ILLINI CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

--------------------------------------------------------------------------------


                                                                                        1998        1997        1996
                                                                                     --------    --------    --------
                                                                                            (dollars in thousands)
Cash flows from operating activities:
   Net income                                                                       $    630    $    650    $    465
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                     978         738         543
       Provision for loan losses                                                         204         300       1,130
       Securities gains, net                                                              (8)        (50)         (1)
       Gain on sale of premises and equipment                                             (1)         --        (108)
       Deferred tax expense (benefit)                                                      6         (78)         (1)
       (Gains) losses on sale of other real estate owned                                (460)        105          24
       Decrease (increase) in accrued interest receivable                                110          (6)         48
       Increase (decrease) in accrued interest payable                                    43          91        (187)
       Origination of secondary market mortgage loans                                (44,152)    (18,740)    (17,629)
       Proceeds from the sale of secondary market mortgage loans                      44,299      18,446      17,255
       Other, net                                                                        477        (474)       (609)
                                                                                    --------    --------    --------
         Net cash provided by operating activities                                     2,126         982         930
                                                                                    --------    --------    --------
Cash flows from investing activities:
   Proceeds from sales of debt and marketable equity securities
     available for sale                                                                2,028      20,530      13,064
   Proceeds from maturities and paydowns of debt securities
     available for sale                                                               16,109      12,764      10,037
   Purchases of debt and marketable equity securities available for sale             (24,307)    (39,318)    (28,814)

   Net (increase) decrease in loans, net                                              (1,272)      7,295       6,995
   Purchases of premises and equipment                                                (1,136)     (3,346)     (1,287)
   Proceeds from sale of premises and equipment                                            1          --         491
   Proceeds from sales of other real estate                                            2,066         331           5
                                                                                    --------    --------    --------
         Net cash (used in) provided by investing activities                          (6,511)     (1,744)        491
                                                                                    --------    --------    --------
Cash flows from financing activities:
   Net increase in non-interest bearing deposit accounts                               1,107       4,330         239
   Net increase (decrease) in savings, NOW and money market accounts                   7,563       5,141      (4,267)
   Net (decrease) increase in time deposits $100,000 and over                         (3,595)      3,738         171
   Net increase (decrease) increase in other time deposits                               308      (1,404)     (3,659)
   Net (decrease) increase in federal funds purchased                                     --      (1,130)      1,130
   Net (decrease) increase in securities sold under agreements to repurchase            (425)        215        (175)

   Net (decrease) increase in other short-term borrowings                                 --      (3,000)      3,000
   Cash dividends paid                                                                  (448)       (448)       (426)
                                                                                    --------    --------    --------
         Net cash provided by (used in) financing activities                           4,510       7,442      (3,987)
                                                                                    --------    --------    --------

Net increase (decrease) in cash and cash equivalents                                     125       6,680      (2,566)

Cash and cash equivalents at beginning of year                                        12,193       5,513       8,079
                                                                                    --------    --------    --------

Cash and cash equivalents at end of year                                            $ 12,318    $ 12,193    $  5,513
                                                                                    --------    --------    --------
                                                                                    --------    --------    --------
Supplemental information:
   Interest paid                                                                    $  5,137    $  4,697    $  5,134
   Income taxes paid                                                                      77         112         145
                                                                                    --------    --------    --------
                                                                                    --------    --------    --------
Other non-cash investing activities:
   Transfer of premises to other real estate                                        $  1,168    $     --    $     --
   Transfer of loans to other real estate                                                102         154         260
                                                                                    --------    --------    --------
                                                                                    --------    --------    --------


See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------


ILLINI CORPORATION AND SUBSIDIARY
Notes to Consolidated Financial Statements
December 31, 1998, 1997, and 1996

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

(b)  CONSOLIDATED STATEMENTS OF CASH FLOWS
         For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold, all of which are considered to be highly liquid assets.

(c)  DEBT AND MARKETABLE EQUITY SECURITIES
         At the time of purchase, debt and equity securities are classified into one of two categories: held to maturity or available for sale.
         Investments in debt securities classified as held to maturity whereby management has the positive ability and intent to hold to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, using the interest method, over the period to maturity of the respective securities.
         Investment securities designated as available for sale, which include any security which Illini has no immediate plan to sell but which may be sold in the near future under different circumstances, are stated at fair value. Amortization of premiums and accretion of discounts on securities available for sale are recorded using the interest method over the period to maturity of the respective security. Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized.
         Mortgage-backed securities represent a significant portion of the debt security portfolio. Amortization of premiums and accretion of discounts on mortgage-backed securities are analyzed in relation to the corresponding prepayment rates, both historical and estimated, using a method which approximates the interest method.
         Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized gains and losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of shareholders' equity. The unrealized gains or losses included in the separate component of shareholders' equity for securities transferred from available for sale to held for maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security. Realized gains and losses for securities are included in earnings using the specific identification method for determining the cost basis of securities sold.

(d)  LOAN INCOME
         Interest income on certain installment loans is recognized using the sum-of-the-years' digits method.
         Interest on commercial, financial, agricultural, real estate, and all other installment loans is recognized based on the principal amounts outstanding using the simple-interest method. It is the policy of Illini to discontinue, generally when a loan becomes ninety days past due, the accrual of interest when full collectibility of principal or interest on any loan is in doubt. Subsequent interest payments received on such loans are applied to principal if there is any doubt as to the collectibility of such principal. Otherwise, these receipts are recorded as interest income. Accrual of interest may be resumed on a loan when performance is in accordance with the contract and the borrower demonstrates the ability to pay and remain current.
         Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the loan yield using a method approximating the interest method on a loan-by-loan basis.

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

(g)  SECONDARY MORTGAGE MARKET OPERATIONS
         Illini originates Federal National Mortgage Association (FNMA) mortgage loans for sale in the secondary market to FNMA. Mortgage loans held for sale are recorded at the lower of cost or market value on an individual loan basis. Deferred fees on loans held for sale are not amortized. Gains and losses on the sale of these loans and loan origination fees are recognized upon sale of the related loans and included in the consolidated statements of income as noninterest income. Additionally, loan administration fees, representing income earned from servicing these loans sold in the secondary market to FNMA, are calculated on the outstanding principal balances of the loans serviced and recorded as noninterest income as earned.

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

(k)  OTHER REAL ESTATE OWNED
         Other real estate owned (OREO) represents property acquired through foreclosure or deeded to the Bank in lieu of foreclosure on loans on which the borrowers have defaulted. OREO also includes former bank premises that management no longer intends to use as banking facilities. OREO is recorded on an individual asset basis at the lower of fair value less estimated disposal costs or cost. If the fair value less estimated disposal costs is less than cost, the deficiency is recorded by a direct write down of the individual OREO asset. Any subsequent write downs to reflect current fair value are charged to noninterest expense.

(l)  EARNINGS PER SHARE
         Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share gives effect to potential common stock such as stock options or convertible notes. Illini has no instruments which are dilutive.

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

(n)      NEW ACCOUNTING PRONOUNCEMENTS
         Illini adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), REPORTING COMPREHENSIVE INCOME, during 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. Illini reports comprehensive income in the consolidated statements of changes in shareholders' equity. The adoption of SFAS 130 did not have an effect on the financial position of Illini.

         SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, is effective for financial statements for periods beginning after December 15, 1997, but interim period reporting is not required in 1998. An operating segment is defined under SFAS 131 as a component of an enterprise that engages in business activities that generate revenue and expense for which operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance. Illini operates as a single business segment through its subsidiary Illini Bank.

(o)  RECLASSIFICATIONS
         Certain amounts in the 1996 and 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation. Such reclassifications have no effect on previously reported consolidated net income or shareholders' equity.

(2)  DEBT AND MARKETABLE EQUITY SECURITIES
     The amortized cost and fair value of debt and marketable equity securities classified as available for sale at December 31, 1998 and 1997 are presented below.

--------------------------------------------------------------------------------


                                                     DECEMBER 31, 1998

                                                      GROSS       GROSS
                                          AMORTIZED  UNREALIZED  UNREALIZED   FAIR
                                            COST       GAINS      LOSSES     VALUE
                                           -------   -------     -------    -------
                                                   (dollars in thousands)
United States Treasury and
   United States agencies                  $19,397   $   204   $    30   $19,571
Mortgage-backed securities                  16,828        69        19    16,878
Collateralized mortgage obligations          8,487        25        32     8,480
Obligations of state and
   political subdivisions                    7,448       446        --     7,894
FHLB stock and other
   equity securities                           453        --        --       453
                                           -------   -------   -------   -------
                                           $52,613   $   744   $    81   $53,276
                                           -------   -------   -------   -------
                                           -------   -------   -------   -------



                                                     DECEMBER 31, 1997

                                                        GROSS     GROSS     ESTIMATED
                                          AMORTIZED  UNREALIZED  UNREALIZED   MARKET
                                            COST      GAINS       LOSSES       VALUE
                                           -------   ----------   ---------  ---------
                                                    (dollars in thousands)
United States Treasury and
   United States agencies                  $26,516   $   121   $    27   $26,610
Mortgage-backed securities                   7,829        38        24     7,843
Collateralized mortgage obligations          2,565         3         2     2,566
Obligations of state and
   political subdivisions                    9,231       174        35     9,370
FHLB stock and other
   equity securities                           442         3        --       445
                                           -------   -------   -------   -------
                                           $46,583   $   339   $    88   $46,834
                                           -------   -------   -------   -------
                                           -------   -------   -------   -------


-------------------------------------------------------------------------------

     As a member of the Federal Home Loan Bank System administered by the Federal Housing Finance Board, Illini Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank of Chicago (FHLB) in an amount equal to the greater of 1% of the aggregate outstanding balance of loans secured by dwelling units at the beginning of each year or 0.3% of the total assets of Illini Bank. The stock is recorded at cost which represents redemption value, and is recalculated semi-annually. Illini Bank's portfolio of residential real estate loans, subject to minor adjustments, is available to secure advances from the FHLB. As of December 31, 1998, the Bank did not have any borrowings outstanding from the FHLB.
     The amortized cost and fair value of debt and marketable equity securities classified as available for sale at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

-------------------------------------------------------------------------------


                                              AMORTIZED   FAIR
                                              COST        VALUE
                                              -------    -------
                                            (dollars in thousands)

Due in one year or less                        $ 2,204   $ 2,228
Due after one year through five years           13,464    13,670
Due after five years through ten years           8,693     8,882
Due after ten years                              2,484     2,685
                                               -------   -------
                                                26,845    27,465
Mortgage-backed securities                      16,828    16,878
Collateralized mortgage obligations              8,487     8,480
FHLB stock and other equity
   securities, no stated maturity                  453       453
                                               -------   -------
                                               $52,613   $53,276
                                               -------   -------
                                               -------   -------


-------------------------------------------------------------------------------

     Proceeds from sales of debt and marketable equity securities during 1998, 1997 and 1996 were $2.0 million, $20.5 million, and $13.0 million, respectively. Gross gains of $10,000, $109,000, and $51,000 and gross losses of $2,000, $59,000, and $50,000 for 1998, 1997, and 1996, respectively, were realized on those sales. All sales during 1998, 1997, and 1996 were from the available for sale category.
     The market value of debt securities pledged to secure United States government and other public deposits, securities sold under agreements to repurchase, and for other purposes as required by law was approximately $16.7 million and $19.0 million at December 31, 1998 and 1997, respectively.

(3)  LOANS
     The loan portfolio at December 31, 1998 and 1997 is composed of the following loan types:

-------------------------------------------------------------------------------


                                                 1998        1997
                                               --------    --------
                                              (dollars in thousands)

Commercial, financial, and agricultural        $ 20,553    $ 16,565
Real estate:
   Construction                                   7,104       6,537
   Mortgage loans held for investment            49,592      50,069
   Mortgage loans held for sale                     245         295
Consumer, net of unearned income                  9,680      12,823
                                               --------    --------
        Total loans                              87,174      86,289
Allowance for loan losses                        (1,368)     (1,302)
                                               --------    --------
        Net loans                              $ 85,806    $ 84,987
                                               --------    --------
                                               --------    --------


-------------------------------------------------------------------------------

     Loans serviced for others totaled approximately $87.7 million and $71.7 million at December 31, 1998 and 1997, respectively.
     Illini grants commercial, industrial, residential, and consumer loans to customers in central Illinois through its network of banking offices. Illini does not have any particular concentration of credit in any one economic sector; however, a majority of Illini's lending occurs in and around Springfield, Illinois, with a substantial portion of such loans secured by real estate. As such, Illini is susceptible to changes in the economic environment in the Springfield, Illinois area.

     A summary of impaired loans, which includes nonaccrual loans, at December 31, 1998, 1997, and 1996 is as follows:

-------------------------------------------------------------------------------


                                                          1998     1997     1996
                                                         ------   ------   ------
                                                          (dollars in thousands)

Nonaccrual loans                                         $1,029   $  636   $  869
Impaired loans continuing to accrue interest                300       50      309
                                                         ------   ------   ------
Total impaired loans                                     $1,329   $  686   $1,178
                                                         ------   ------   ------
                                                         ------   ------   ------

Allowance for losses on specific impaired loans          $   25   $   26   $  435
Impaired loans with no specific related allowance
   for loan losses                                        1,268      595       69
Average balance of impaired loans during the year         1,074      977    1,665
                                                         ------   ------   ------
                                                         ------   ------   ------


-------------------------------------------------------------------------------

     Additional interest income of $61,000 in 1998, $35,000 in 1997, and $71,000 in 1996 would have been recognized had nonaccrual loans remained current. The amount recognized as interest income on other impaired loans continuing to accrue interest was $29,000 in 1998, $5,000 in 1997, and $29,000 in 1996. The
amount recognized as interest income on nonaccrual loans was $9,679, $13,300, and $19,491 for the years ended December 31, 1998, 1997, and 1996, respectively.
     A summary of changes in the allowance for loan losses for the years ended December 31, 1998, 1997, and 1996 is as follows:

-------------------------------------------------------------------------------


                                                     1998       1997       1996
                                                   -------    -------    -------
                                                      (dollars in thousands)

Balance at beginning of year                       $ 1,302    $ 1,258    $ 1,247
Provision charged to expense                           204        300      1,130

Loans charged off                                     (215)      (364)    (1,189)
Recoveries of loans previously charged off              77        108         70
                                                   -------    -------    -------
     Net loan charge-offs                             (138)      (256)    (1,119)
                                                   -------    -------    -------
Balance at end of year                             $ 1,368    $ 1,302    $ 1,258
                                                   -------    -------    -------
                                                   -------    -------    -------


-------------------------------------------------------------------------------

     The following table recaps the 1998 activity for loans made by Illini Bank to executive officers, directors, and principal shareholders (insiders) of Illini and Illini Bank and/or their related interests. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal credit risk or present other unfavorable features.

-------------------------------------------------------------------------------


                                                                INSIDER LOANS
                                                             ----------------
                                                             (dollars in thousands)

Balance at December 31, 1997                                 $           291
Advances on existing loans                                               208
Payments received                                                       (253)
                                                             ----------------
Balance at December 31, 1998                                 $           246
                                                             ----------------
                                                             ----------------

-------------------------------------------------------------------------------


(4)  PREMISES AND EQUIPMENT
     A summary of premises and equipment at December 31, 1998 and 1997 by major category is as follows:

-------------------------------------------------------------------------------


                                            1998      1997
                                          -------   -------
                                       (dollars in thousands)

Land                                  $     1,043   $ 1,812
Bank premises                               6,549     7,417
Furniture and equipment                     4,771     3,695
                                          -------   -------
                                           12,363    12,924
Less accumulated depreciation               5,113     4,847
                                          -------   -------
                                          $ 7,250   $ 8,077
                                          -------   -------
                                          -------   -------


-------------------------------------------------------------------------------

     Depreciation charged to noninterest expense amounted to $795,000, $638,000, and $406,000 in 1998, 1997, and 1996, respectively.
     Illini completed two real estate transactions during 1998 resulting in substantial gains. A 22,000 square foot property the Company owned in Springfield was sold for $1,350,000 and a lot in Bloomington being held for future expansion was sold for $556,000, resulting in a combined gain of $482,000. The transaction for the sale of the property in Springfield is a sale-leaseback arrangement. The carrying value of the property was $634,000 and Illini Bank recognized $460,000 as a gain in 1998 and deferred $256,000 to be recognized over the 10 year life of the lease.
     Illini leases certain premises and equipment under noncancellable operating leases which expire at various dates through December 2008. Such noncancellable operating leases also include options to renew on an annual basis. Minimum rental commitments under all noncancellable operating leases at December 31, 1998 are as follows:

-------------------------------------------------------------------------------


                                      Year                     Amount
                                     ------                   --------
                                                       (dollars in thousands)

                                      1999                   $       108
                                      2000                            97
                                      2001                            87
                                      2002                            33
                                                            ------------
                                                             $       325
                                                            ------------
                                                            ------------


-------------------------------------------------------------------------------

     Total rental income received in 1998, 1997, and 1996 was $104,000, $177,000, and $182,000, respectively. Total rent expense charged to noninterest expense in 1998, 1997, and 1996 was $155,000, $213,000, and $222,000,
respectively.

(5)  DEPOSITS
     At December 31, 1998, the scheduled maturities of time deposits are as follows:

-------------------------------------------------------------------------------


                                      Year                     Amount
                                     ------                   --------
                                                       (dollars in thousands)

                                    1999                      $48,182
                                    2000                       10,148
                                    2001                        2,224
                                    2002                          163
                                    2003 and thereafter            73
                                                              -------
                                                              $60,790
                                                              -------
                                                              -------

-------------------------------------------------------------------------------

6)   INCOME TAXES
     The components of income tax expense (benefit) for the years ended December 31, 1998, 1997, and 1996 are as follows:

-------------------------------------------------------------------------------


                                   1998     1997     1996
                                   -----    -----    -----
                                  (dollars in thousands)
Current income taxes:
   Federal                        $ 122    $ 167    $  25
   State                            (57)     (51)     (33)
Deferred income taxes                 6      (78)      (1)
                                  -----    -----    -----
                                  $  71    $  38    $  (9)
                                  -----    -----    -----
                                  -----    -----    -----


-------------------------------------------------------------------------------

     A reconciliation of expected income tax expense to federal income tax expense, computed by applying the federal statutory rate of 34% to income before income tax expense for the years ended December 31, 1998, 1997, and 1996 to reported income tax expense, is as follows:

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------


                                                        1998    1997    1996
                                                        -----   -----   -----
                                                       (dollars in thousands)

Income tax expense at statutory rate                     $ 239   $ 234   $ 155
Increase (decrease) in income taxes resulting from:
   Tax-exempt income                                      (137)   (195)   (215)
   Goodwill amortization                                     4       4       4
   State income taxes, net of federal
     income tax benefit                                    (38)    (34)    (22)
   Alternative minimum tax                                  --      --      60
   Other, net                                                3      29       9
                                                         -----   -----   -----
Income tax expense                                       $  71   $  38   $  (9)
                                                         -----   -----   -----
                                                         -----   -----   -----


-------------------------------------------------------------------------------

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

-------------------------------------------------------------------------------


                                                         1998    1997
                                                        -----   -----
                                                    (dollars in thousands)
Deferred tax assets:
   Loans, principally due to allowance for loan losses  $ 250   $ 224
   Alternative minimum tax carryforward                   284     140
   Other                                                   60      35
                                                        -----   -----
       Gross deferred tax assets                          594     399
   Less valuation allowance                               (60)    (60)
                                                        -----   -----
       Deferred tax assets, net                           534     339
                                                        -----   -----
Deferred tax liabilities:
   Available for sale securities market valuation         247      94
   Premises and equipment, basis differences              233      31
   Intangible assets                                       --       1
                                                        -----   -----
       Total gross deferred tax liabilities               480     126
                                                        -----   -----
       Net deferred tax asset                           $  54   $ 213
                                                        -----   -----
                                                        -----   -----


-------------------------------------------------------------------------------

     The alternative minimum tax carry forward has no expiration date. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. Illini has established a valuation allowance in the amount of $60,114 for deferred tax assets at December 31, 1998 and 1997.

(7)  EMPLOYEE BENEFITS
     Illini has a defined contribution 401(k) plan that covers substantially all employees. Both Illini and the employee may contribute to the plan. Illini's contributions are voluntary and at the discretion of the Board of Directors. All contributions are subject to statutory restrictions. Illini made contributions of $37,000, $48,000, and $40,000 to the plan in 1998, 1997, and 1996, respectively.

(8)  OTHER COMPREHENSIVE INCOME
     Illini's other comprehensive income for the years ended December 31, 1998, 1997, and 1996 included the following components:

-------------------------------------------------------------------------------


                                                     1998    1997     1996
                                                     -----   -----   -----
         Net realized and unrealized gains (losses)
           on securities available for sale, net     $ 264   $ 294   $(131)
         Less adjustment for net securities gains
           realized in net income, net                  (5)    (31)     (1)
                                                     -----   -----   -----
         Other comprehensive income (loss)           $ 259   $ 263   $(132)
                                                     -----   -----   -----
                                                     -----   -----   -----


-------------------------------------------------------------------------------

(9)  CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
     Following are condensed balance sheets as of December 31, 1998 and 1997 and the related condensed schedules of income and cash flows for each of the years in the three-year period ended December 31, 1998 of Illini (parent company only):

-------------------------------------------------------------------------------


                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                    1998     1997
                                                (dollars in thousands)
ASSETS:
   Cash                                          $   315  $   186
   Investment in Illini Bank                      14,927   14,535
   Other investments                                  --        4
   Excess of cost over fair value
     of net assets acquired                          124      160
   Other assets                                      196      133
                                                 -------  -------
                                                 $15,562  $15,018
                                                 -------  -------
                                                 -------  -------
LIABILITIES AND
SHAREHOLDERS' EQUITY:
   Other liabilities                             $   143  $    40
   Shareholders' equity                           15,419   14,978
                                                 -------  -------
                                                 $15,562  $15,018
                                                 -------  -------
                                                 -------  -------



                          CONDENSED SCHEDULES OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                              1998      1997      1996
                                                           --------  --------  --------
                                                               (dollars in thousands)
REVENUE:
   Dividends received from Illini Bank                     $    735  $    900  $    601
   Other                                                          4        --        --
                                                           --------  --------  --------
                                                                739       900       601
                                                           --------  --------  --------
EXPENSES:
   Professional fees                                            291       314       120
   Other                                                         89       140       103
                                                           --------  --------  --------
                                                                380       454       223
                                                           --------  --------  --------

   Income before income tax benefit and
     equity in undistributed income of Illini Bank              359       446       378
Income tax benefit                                              139       154        92
Equity in undistributed (distributed)
   income of Illini Bank                                        132        50        (5)
                                                           --------  --------  --------
   Net income                                              $    630  $    650  $    465
                                                           --------  --------  --------
                                                           --------  --------  --------



-------------------------------------------------------------------------------


                        CONDENSED SCHEDULES OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                           1998    1997    1996
                                                        -------  -------  -------
                                                          (dollars in thousands)
Cash flows from operating activities:
   Net income                                             $ 630   $ 650   $ 465
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                         35      75      67
       Equity in (undistributed) distributed
         income of Illini Bank                             (132)    (50)      5
       Other, net                                            40    (110)   (114)
                                                         -------  -------  -------
       Net cash provided by operating activities            573     565     423
Cash flows from investing activities:
   Proceeds from sales of debt and marketable
     equity securities available for sale                     4      --      --
                                                         -------  -------  -------
       Net cash provided by investing activities              4      --      --
Cash flows from financing activities:
   Dividends paid                                          (448)   (448)   (426)
                                                         -------  -------  -------
       Net cash used in financing activities               (448)   (448)   (426)
       Net increase (decrease) in cash                      129     117      (3)

Cash at beginning of year                                   186      69      72
                                                         -------  -------  -------
Cash at end of year                                       $ 315   $ 186   $  69
                                                         -------  -------  -------
                                                         -------  -------  -------
Supplemental information:
   Income taxes paid                                      $  77   $ 112   $ 145
                                                         -------  -------  -------
                                                         -------  -------  -------


-------------------------------------------------------------------------------

(10) DISCLOSURES ABOUT FINANCIAL INSTRUMENTS
     Illini is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments may involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The contractual amounts of these instruments reflect the extent of involvement Illini has in particular classes of financial instruments.
     Illini's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. Illini uses the same credit policies in making commitments and conditional obligations as it does for financial instruments recorded in the consolidated balance sheets. The off-balance-sheet financial instruments of Illini at December 31, 1998 and 1997 are presented below.

-------------------------------------------------------------------------------


                                                                                     1998     1997
                                                                                   -------  -------
                                                                               (dollars in thousands)
Financial instruments whose contractual
 amounts represent credit risk:
        Commitments to extend credit                                              $11,050  $11,588
        Standby letters of credit                                                   1,295    1,223
                                                                                  -------  -------
                                                                                  $12,345  $12,811
                                                                                  -------  -------
                                                                                  -------  -------


-------------------------------------------------------------------------------

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at December 31, 1998 and 1997, approximately $6.4 million and $6.5 million, respectively, represent fixed-rate loan commitments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Illini evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but generally includes residential or income-producing commercial property, inventory, accounts receivable, and/or equipment.
     Standby letters of credit are conditional commitments issued by Illini to guarantee the performance of a customer to a third party. The credit risk involved in issuing such letters of credit is essentially the same as that involved in extending other financing arrangements with customers. Illini holds collateral to support such commitments for which collateral is deemed necessary.
     Illini has established overnight federal funds lines of credit of $3.5 million with an unaffiliated bank. As a member of the FHLB, Illini has a line of credit of approximately $4.0 million.

     Following is a summary of the carrying amounts and fair values of Illini's financial instruments at December 31, 1998 and 1997.

-------------------------------------------------------------------------------


DECEMBER 31, 1998                                    CARRYING       FAIR
                                                      AMOUNT        VALUE
                                                    ---------     -------
                                                    (dollars in thousands)
Balance sheet assets:
   Cash and due from banks                             $  5,624  $  5,624
   Interest-bearing deposits in other banks                  19        19
   Federal funds sold                                     6,675     6,675
   Debt and marketable equity securities                 53,276    53,276
   Loans, net                                            85,806    85,921
   Accrued interest receivable                            1,390     1,390
                                                       --------  --------
                                                       $152,790  $152,905
                                                       --------  --------
                                                       --------  --------
Balance sheet liabilities:
   Deposits                                            $142,959  $143,366
   Securities sold under agreements to repurchase           290       290
   Accrued interest payable                                 827       827
                                                       --------  --------
                                                       $144,076  $144,483
                                                       --------  --------
                                                       --------  --------

DECEMBER 31, 1997                                    CARRYING       FAIR
                                                      AMOUNT        VALUE
                                                     ---------    -------
Balance sheet assets:
   Cash and due from banks                             $  5,361  $  5,361
   Interest-bearing deposits in other banks                  77        77
   Federal funds sold                                     6,755     6,755
   Debt and marketable equity securities                 46,834    46,834
   Loans, net                                            84,987    86,024
   Accrued interest receivable                            1,500     1,500
                                                       --------  --------
                                                       $145,514  $146,551
                                                       --------  --------
                                                       --------  --------
Balance sheet liabilities:
   Deposits                                            $137,576  $137,974
   Securities sold under agreements to repurchase           715       715
   Accrued interest payable                                 784       784
                                                       --------  --------
                                                       $139,075  $139,473
                                                       --------  --------
                                                       --------  --------


-------------------------------------------------------------------------------

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

CASH AND OTHER SHORT-TERM INSTRUMENTS
     For cash and due from banks, interest-bearing deposits in other banks, federal funds sold, and securities sold under agreements to repurchase, the carrying amount is a reasonable estimate of fair value, as such instruments reprice in a short time period.

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

DEPOSITS
     The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, NOW and money market accounts, and savings accounts is equal to the amounts payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

(11) LITIGATION
     Various legal claims have arisen against Illini Bank, Illini's wholly owned subsidiary, in the normal course of business, which, in the opinion of Illini management, will not result in any material liability to Illini.
     Two complaints were filed against Illini in 1998. One complaint seeks to compel Illinois Stock Transfer Company, Illini's transfer agent, to distribute rights certificates to Illini's shareholders and further seeks to certify all Illini shareholders as a class. The other complaint seeks declaratory and injunctive relief from Illini and its directors regarding an alleged triggering of the Company's Shareholder Rights Agreement and the enforceability of an amendment thereto. The plaintiff in the second complaint also seeks compensatory and punitive damages arising out of the directors' alleged breach of fiduciary duty. The plaintiffs in both actions seek to recover their attorneys' fees from Illini.
     Illini and its directors intend to vigorously contest and oppose the allegation made in both complaints.

(12) REGULATORY RESTRICTIONS
     Illini and Illini Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Illini's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Illini and Illini Bank must meet specific capital guidelines that involve quantitative measures of Illini and Illini Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting principals. Illini and Illini Bank capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.
     Quantitative measures established by regulations to ensure capital adequacy require Illini and Illini Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1998, Illini and Illini Bank meet all capital adequacy requirements to which they are subject.
     As of September 30, 1997, the most recent notification from regulatory agencies categorized Illini Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Illini Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed Illini Bank's category.
     Illini and Illini Bank actual and required capital amounts and ratios as of December 31, 1998 and 1997 are as follows:

-------------------------------------------------------------------------------


                                                                DECEMBER 31, 1998
                                   ----------------------------------------------------------------------------
                                                                                         TO BE WELL CAPITALIZED
                                                                                        UNDER PROMPT CORRECTIVE
                                         ACTUAL            CAPITAL REQUIREMENTS          ACTION PROVISIONS
                                    ----------------       -----------------------       -----------------------
                                    AMOUNT     RATIO       AMOUNT       RATIO            AMOUNT    RATIO
                                    ------     -----       ------       -----           -------   --------
                                                           (dollars in thousands)
Total capital (to risk-
 weighted assets):
    Illini                          $16,247     15.87%  $  8,189         8.00%               --       --
    Illini Bank                      15,880     15.52      8,183         8.00        $   10,229    10.00%
Tier I capital (to risk-
 weighted assets):
    Illini                           14,878     14.53%     4,095         4.00%                --       --
    Illini Bank                      14,511     14.19      4,091         4.00              6,137     6.00%
Tier I capital (to quarterly
 average assets):
    Illini                           14,878      9.57%     4,663         3.00%                --       --
    Illini Bank                      14,511      9.35      4,656         3.00              7,761     5.00%




                                                                DECEMBER 31, 1997
                                   ----------------------------------------------------------------------------
                                                                                         TO BE WELL CAPITALIZED
                                                                                        UNDER PROMPT CORRECTIVE
                                         ACTUAL            CAPITAL REQUIREMENTS          ACTION PROVISIONS
                                    ----------------       -----------------------       -----------------------
                                    AMOUNT     RATIO       AMOUNT       RATIO            AMOUNT    RATIO
                                    ------     -----       ------       -----           -------   --------
                                                           (dollars in thousands)
Total capital (to risk-
 weighted assets):
    Illini                          $15,985     15.67%  $  8,159         8.00%               --        --
    Illini Bank                      15,681     15.39      8,151         8.00         $   10,188     10.00%
Tier I capital (to risk-
 weighted assets):
    Illini                           14,683     14.40%     4,080         4.00%               --        --
    Illini Bank                      14,379     14.11      4,075         4.00              6,113      6.00%
Tier I capital (to quarterly
 average assets):
    Illini                           14,683      9.78%     4,506         3.00%               --        --
    Illini Bank                      14,379      9.59      4,498         3.00              7,497      5.00%


--------------------------------------------------------------------------------


     Dividends from Illini Bank are the principal source of funds for payment of dividends by Illini to its shareholders.

     Illini Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1998, approximately $176,000 of retained earnings were available for dividends without prior regulatory approval.
     At December 31, 1998 and 1997, approximately $984,000 and $1,053,000, respectively, of cash and due from banks represented required reserves on deposits maintained by Illini in accordance with Federal Reserve Bank requirements.

(13) ACQUISITION ACTIVITY
     On March 2, 1999, Illini announced a definitive agreement to acquire all of the outstanding shares of Farmers State Bank of Camp Point in exchange for 123,333 shares of Illini's common stock and cash of $3,456,260. Farmers State Bank of Camp Point is headquartered in Camp Point, Illinois and had assets of approximately $33 million at December 31, 1998. Illini expects to close the acquisition during the third quarter of 1999.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


-------------------------------------------------------------------------------
PART III.

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information required by this item is incorporated by reference from the sections entitled "Election of Directors", "Directors and Executive Officers", "Executive Officers", "Business Experience of Non Director Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the proxy statement for the Annual Meeting of Shareholders to be held on May 20, 1999 (the "Proxy Statement").

ITEM 10. - EXECUTIVE COMPENSATION

     Information required by this item is incorporated by reference from the section entitled "Executive Compensation", "Employment Agreement" and "Compensation of Directors" in the Proxy Statement.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by this item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this item is incorporated by reference from the section titled Transactions with Directors, Executive Officers and Associates in the Proxy Statement.

ITEM 13. - EXHIBITS LIST AND REPORTS ON FORM 8-K

(a) The following exhibits have been filed with the Securities and Exchange Commission as required:

       (2)        Not applicable.
       (3) Articles of Incorporation. Incorporated by reference to Illini's Form 10-KSB for the year ended December 31, 1984, Commission File No. 0-13343. Amended and Restated Bylaws of Illini Corporation, effective October 30, 1998 (Incorporated by reference as Exhibit 99 to Registrant's Report on Form 8-K filed November 6, 1998).
       (4) Rights Agreement by and between Illini Corporation and Illinois Stock Transfer Company, as rights agent. Incorporated by reference to Illini's Form 8-K filed on June 25, 1997, Commission File No. 0-13343. First Amendment to Rights Agreement dated July 1, 1998 incorporated by reference to Illini's Form 8-K filed on July 13, 1998.
       (9)        Not applicable.
       (10) (1) Form of data processing agreement. Incorporated by reference to Illini's Form 10- KSB for the year ended December 31, 1996, Commission File No. 0-13343. (2) Employment agreement by and between Illini Corporation and Burnard K. McHone dated November 24, 1998. (3) Employment agreement by and between Illini Corporation and William B. Littreal dated November 24, 1998. (4) Employment agreement by and between Illini Corporation and Ronald W. Wenger dated November 24, 1998.
       (11) Statement regarding computation of earnings per share is included in note 1(L) to the financial statements which is part of this Form 10-KSB.
       (13)       Not applicable.
       (16)       Not applicable.
       (18)       Not applicable.
       (21) Subsidiaries of the Registrant: Illini Bank, an Illinois state chartered bank.
       (22)       Not applicable.
       (23)       Not applicable.
       (24)       Not applicable.
       (27)       Financial data schedule.
       (99)       Not applicable.

(b) The Company filed a Form 8-K on November 6, 1998 in connection with certain amendments to the Company's Bylaws.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   March 25, 1999
      -----------------------------
Illini Corporation, Registrant, by

/s/ Burnard K. McHone
-------------------------------------------------------------------------------
Burnard K. McHone, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.








/S/ THOMAS A. BLACK                  MARCH 25, 1999
---------------------------------------------------
Thomas A. Black, Chairman            Date
                                                          /S/ ROBERT F. OLSON                  MARCH 25, 1999
                                                          ---------------------------------------------------
                                                          Robert F. Olson, Director            Date
/S/ RONALD E. CRAMER                 MARCH 25, 1999
---------------------------------------------------
Ronald E. Cramer, Director           Date
                                                          /S/ JOHN H. PICKRELL                 MARCH 25, 1999
                                                          ---------------------------------------------------
                                                          John H. Pickrell, Director           Date
/S/ LAWRENCE B. CURTIN               MARCH 25, 1999
---------------------------------------------------
Lawrence B. Curtin, Director         Date
                                                          /S/ N. RONALD THUNMAN                MARCH 25, 1999
                                                          ---------------------------------------------------
                                                          N. Ronald Thunman,                   Director Date
/S/ KENNETH G. DEVERMAN              MARCH 25, 1999
---------------------------------------------------
Kenneth G. Deverman, Director        Date
                                                          /S/ WILLIAM G. WALSCHLEGER           MARCH 25, 1999
                                                          ---------------------------------------------------
                                                          William G. Walschleger, Director     Date
/S/ WILLIAM N. ETHERTON              MARCH 25, 1999
---------------------------------------------------
William N. Etherton, Director        Date
                                                          /S/ PERRY WILLIAMS                   MARCH 25, 1999
                                                          ---------------------------------------------------
                                                          Perry Williams, Director             Date
/S/ WILLIAM B. MCCUBBIN              MARCH 25, 1999
---------------------------------------------------
William B. McCubbin, Director        Date
                                                          /S/ C. DEANN HAGER                   MARCH 25, 1999
                                                          ---------------------------------------------------
                                                          C. Deann Hager, Finance Manager      Date
                                                          (Principal Financial and Accounting Officer)
/S/ BURNARD K. MCHONE                MARCH 25, 1999
---------------------------------------------------
Burnard K. McHone, Director & Pres.  Date
(Principal Executive Officer)


EXHIBIT INDEX

     (10)(2) Employment agreement by and between Illini Corporation and Burnard K. McHone dated November 24, 1998.
     (10)(3) Employment agreement by and between Illini Corporation and William B. Littreal dated
                  November 24, 1998.
     (10)(4) Employment agreement by and between Illini Corporation and Ronald W. Wenger dated November 24, 1998.
     (27)         Financial data schedules.


ILLINI CORPORATION AND ILLINI BANK OFFICERS          ILLINI BANK LOCATIONS
-------------------------------------------          ----------------------------------------------------------
ILLINI CORPORATION                                   3200 West Iles Avenue              2201 Woodlawn, Ste. 100
                                                     Springfield                        Lincoln
Burnard K. McHone                                    DOUG FINN, BANK MANAGER II         SHARON AWE, BANK MANAGER
President
                                                     120 South Chatham Road             120 Governor Oglesby
William Littreal                                     Springfield                        Elkhart
Sr. Vice President / Operations                      BRENDA RICH, BANK MANAGER          RODNEY GOWIN, BANK MANAGER

Ronald Wenger                                        615 West Jefferson St.             116 East Exchange
Sr. Vice President / Credit Administration           Springfield                        Danvers
                                                     STEVE TATE, BANK MANAGER           TOM CAISLEY, BANK MANAGER
James L. Adkins
Vice President / Commercial Sales                    2120 Peoria Road                   103 Franklin
                                                     Springfield                        Hudson
Doug F. Finn                                         TERESA JUDD, BANK MANAGER          GREG BIRKY, BANK MANAGER II
Vice President / Sales & Service
                                                     375 West Andrew Road               100 East Third St.
C. Deann Hager                                       Sherman                            Stonington
Finance Manager                                      NANCY MANNING, BANK MANAGER        CAROLYN WINN, BANK MANAGER

ILLINI BANK                                          133 Dodds Street                   130 Main St.
                                                     Divernon                           Dawson
Burnard K. McHone                                    VICKIE BLY, BANK MANAGER II        ANGELA FLECK, BANK MANAGER
President
                                                     Route 4 and Jefferson              101 Main St.
William Littreal                                     Auburn                             Tallula
Sr. Vice President / Operations                      MOLLY APPELT, BANK MANAGER         JANE KING, BANK MANAGER

Ronald Wenger                                        West Main St.                      Lincoln & Douglas
Sr. Vice President / Credit Administration           Mechanicsburg                      Owaneco
                                                     LORI JARRETT, BANK MANAGER         CAROLYN WINN, BANK MANAGER
James L. Adkins
Vice President / Commercial Sales                    420 East Sangamon
                                                     Petersburg
Doug F. Finn                                         DIANE HOPP, BANK MANAGER
Vice President / Sales & Service
                                                     106 East Washington
C. Deann Hager                                       Greenview
Finance Manager                                      DIANE HOPP,  BANK MANAGER

Nancy Richards
Relationship Banker

Alan D. Fulk
Relationship Banker

STOCK TRANSFER AGENT
-----------------------
Illinois Stock Transfer
209 West Jackson Blvd.
Suite 903
Chicago, IL 60606
1-800-757-5755
