Form 10QSB
period 1999-03-31
ILLINI CORP
filed 1999-05-14
CIK 730037

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[ X ]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended March 31, 1999

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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 448,456 shares of $10 par value common stock as of April 30, 1999

Transitional Small Business Disclosure Format:         Yes         No   X
                                                           -----      -----

                               ILLINI CORPORATION
                              INDEX TO FORM 10-QSB
                                 March 31, 1999

                                                                          Page
                                                                          ----
PART I.    FINANCIAL INFORMATION

          Item 1.   Financial Statements (Unaudited)

                    Consolidated Balance Sheets
                         March 31, 1999 and December 31, 1998                3

                    Consolidated Statements of Income
                         Three Months Ended March 31, 1999 and 1998          4

                    Consolidated Statements of Cash Flows
                         Three Months Ended March 31, 1999 and 1998          5

                    Notes to Interim Consolidated Financial Statements       6

          Item 2.   Management's Discussion and Analysis of Operations       9

          Item 3.   Quantitative and Qualitative Disclosures About
                         Market Risk                                        20

PART II.   OTHER INFORMATION                                                21

SIGNATURE PAGE                                                              23

EXHIBIT INDEX                                                               24


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        ILLINI CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                                                      MARCH 31,     December 31,
                                                                         1999           1998
                                                                     ------------   -------------
                                                                        (dollars in thousands)
ASSETS
    Cash and due from banks                                          $     3,847    $      5,624
    Interest-bearing deposits in other banks                                  27              19
    Federal funds sold                                                       335           6,675
                                                                     ------------    ------------
       Cash and cash equivalents                                           4,209          12,318
    Debt and marketable equity securities
       available for sale, at fair value                                  56,235          53,276
    Loans, net of the allowance for loan losses and unearned income       87,568          85,806
    Premises and equipment                                                 7,359           7,250
    Accrued interest receivable                                            1,471           1,390
    Other real estate owned                                                  341             366
    Other assets                                                             446             359
                                                                     ------------    ------------
                                                                     $   157,629     $   160,765
                                                                     ------------    ------------
                                                                     ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
    Non-interest bearing demand deposits                                  22,035          26,190
    Interest-bearing deposits:
       NOW and money market accounts                                      41,209          38,877
       Savings deposits                                                   17,783          17,102
       Time deposits, $100,000 and over                                   14,088          15,064
       Other time deposits                                                44,808          45,726
                                                                     ------------    ------------
          Total deposits                                                 139,923         142,959

    Securities sold under agreements to repurchase                           290             290
    Accrued interest payable                                                 704             827
    Other liabilities                                                      1,552           1,270
                                                                     ------------    ------------
       Total liabilities                                                 142,469         145,346
                                                                     ------------    ------------
    Shareholders' equity:
       Common stock-$10 par value, authorized 800,000 shares;
       448,456 shares issued and outstanding                               4,485           4,485
       Capital surplus                                                     1,886           1,886
       Retained earnings                                                   8,561           8,632
       Accumulated other comprehensive income                                228             416
                                                                     ------------    ------------
             Total shareholders' equity                                   15,160          15,419
                                                                     ------------    ------------
                                                                     $   157,629     $   160,765
                                                                     ------------    ------------
                                                                     ------------    ------------

See accompanying notes to interim consolidated financial statements.

                        ILLINI CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                        1999          1998
                                                                     ----------    ----------
                                                                      (dollars in thousands)
Interest income:
      Interest and fees on loans                                     $   1,885     $   1,955
      Interest on debt and marketable equity securities:
          Taxable                                                          654           633
          Tax-exempt                                                        91           104
      Interest on short term investments                                    70            77
                                                                     ----------    ----------
                Total interest income                                    2,700         2,769
                                                                     ----------    ----------
Interest expense:
      Interest on deposits:
          NOW and money market accounts                                    341           279
          Savings deposits                                                  92           108
          Time deposits, $100,000 and over                                 183           258
          Other time deposits                                              599           643
      Interest on borrowings                                                 3             4
                                                                     ----------    ----------
                Total interest expense                                   1,218         1,292
                                                                     ----------    ----------

                Net interest income                                      1,482         1,477
Provision for loan losses                                                   51            51
                                                                     ----------    ----------
                Net interest income after provision for loan losses      1,431         1,426

Noninterest income:
      Service charges on deposit accounts                                  290           245
      Other fee income                                                      45            38
      Mortgage loan servicing fees                                          64            59
      Gain on sale of mortgage loans                                        24            78
      Securities gains                                                       0             7
      Other                                                                 51            23
                                                                     ----------    ----------
                Total noninterest income                                   474           450
                                                                     ----------    ----------
Noninterest expense:
      Salaries and employee benefits                                       786           867
      Net occupancy expense                                                208           172
      Equipment expense                                                    110            86
      Data processing                                                      206           164
      Supplies                                                              62            54
      Communication and transportation                                      99            98
      Marketing and advertising                                             23            56
      Correspondent and processing fees                                     43            32
      Loan and other real estate owned expenses                             17            44
      Professional fees                                                    205           213
      Directors' and regulatory fees                                        44            48
      Other                                                                 58            78
                                                                     ----------    ----------
                Total noninterest expense                                1,861         1,912

               Income (loss) before income tax expense (benefit)            44          (36)
Income tax expense (benefit)                                                 3          (67)
                                                                     ----------    ----------
                Net income                                           $      41     $      31
                                                                     ----------    ----------
                                                                     ----------    ----------
Basic and diluted earnings per share
      (based on weighted average common shares outstanding
         of 448,456 in 1999 and 1998)                                $    0.09     $    0.07
                                                                     ----------    ----------
                                                                     ----------    ----------


See accompanying notes to interim consolidated financial statements.

                        ILLINI CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                          1999            1998
                                                                      ------------    -------------
Cash flows from operating activities:                                     (dollars in thousands)
     Net income                                                       $        41     $         31
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                                      282              238
           Provision for loan losses                                           51               51
           Securities gains, net                                             ----              (7)
           Gain on sale of premises and equipment                            ----              (1)
           Gain on sale of other real estate owned                           (10)             (11)
           Increase in accrued interest receivable                           (81)             (73)
           Increase (decrease) in accrued interest payable                  (123)               30
           Origination of mortgage loans for sale                         (3,570)         (18,270)
           Proceeds from the sale of mortgage loans                         3,579           17,655
           Other, net                                                         338              433
                                                                      ------------    -------------
                 Net cash provided by operating activities                    507               76
                                                                      ------------    -------------

Cash flows from investing activities:
     Proceeds from sales of debt and marketable equity
        securities available for sale                                        ----            1,502
     Proceeds from maturities and paydowns of debt and
        marketable equity securities available for sale                     3,511            2,389
     Purchases of in debt and marketable equity securities
        available for sale                                                (6,817)          (5,582)
     Net (increase) decrease in loans                                     (1,851)            1,768
     Purchases of premises and equipment                                    (340)            (295)
     Proceeds from sale of premises and equipment                            ----                1
     Proceeds from sales of other real estate owned                            29               68
                                                                      ------------    -------------
                 Net cash used in investing activities                    (5,468)            (149)
                                                                      ------------    -------------

Cash flows from financing activities:
     Net decrease in non-interest bearing deposit accounts                (4,155)          (3,161)
     Net increase in NOW, money market accounts and savings                 3,013            2,380
     Net decrease in time deposits $100,000 and over                        (976)            (561)
     Net increase (decrease) in other time deposits                         (918)            2,494
     Net decrease in securities sold under agreements to repurchase          ----            (425)
     Cash dividends paid                                                    (112)            (112)
                                                                      ------------    -------------
                 Net cash provided by (used in) financing activities      (3,148)              615
                                                                      ------------    -------------

Net increase (decrease) in cash and cash equivalents                      (8,109)              542

Cash and cash equivalents at beginning of period                           12,318           12,193
                                                                      ------------    -------------

Cash and cash equivalents at end of period                            $     4,209     $     12,735
                                                                      ------------    -------------
                                                                      ------------    -------------
Supplemental Information:
     Income taxes paid                                                $        74     $          7
     Interest paid                                                    $     1,341     $      1,263
                                                                      ------------    -------------
                                                                      ------------    -------------
Other non-cash investing activities:
     Transfer of premises and equipment to other real estate owned    $      ----     $        533
                                                                      ------------    -------------
                                                                      ------------    -------------
     Transfer of loans to other real estate owned                     $        29     $       ----
                                                                      ------------    -------------
                                                                      ------------    -------------

See accompanying notes to interim consolidated financial statements.

                        ILLINI CORPORATION AND SUBSIDIARY
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999

(1)    BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Illini Corporation Annual Report on Form 10-KSB for the year ended December 31, 1998.

       Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Illini has no instruments which are dilutive.

       Results for the three months ended March 31, 1999 may not be indicative of the annual performance of Illini Corporation (Illini or the Corporation).

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

                                                March 31,
                                                ---------
                                            1999        1998
                                            ----        ----
                                         (dollars in thousands)
       Balance at beginning of period    $   1,368    $   1,302
       Provision charged to expense             51           51
       Charge-offs                              82           42
       Less:  recoveries                        12           13
                                         ---------    ---------
         Net charge-offs                        70           29
                                         ---------    ---------
       Balance at end of period          $   1,349    $   1,324
                                         ---------    ---------
                                         ---------    ---------

       Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest according to the contractual terms of the loan agreement is not probable, are evaluated for impairment. Information regarding impaired loans at March 31, 1999 and December 31, 1998 is as follows:

                                                          March 31,     December 31,
                                                            1999           1998
                                                            ----           ----
                                                           (dollars in thousands)
       Nonaccrual loans                                    $  1,215       $  1,029
       Impaired loans continuing to accrue interest             101            300
                                                           --------       --------
       Total impaired loans                                $  1,316       $  1,329
                                                           --------       --------
                                                           --------       --------

       Allowance for losses on specific impaired loans     $     33       $     25
       Impaired loans with no specific related allowance
          for loan losses                                     1,253          1,268
       Average balance of impaired loans during the period    1,228          1,074
                                                           --------       --------
                                                           --------       --------

(3)    NEW ACCOUNTING PRONOUNCEMENTS

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

       During 1998, the FASB issued SFAS 134, ACCOUNTING FOR MORTGAGE-BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. On the date the statement is initially applied, an enterprise may reclassify mortgage-backed securities and other beneficial interest retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Transfers from the trading category that result from implementing this statement shall be accounted for in accordance with paragraph 15(a) of SFAS 115. Since Illini does not securitize mortgage loans held for sale, management does not expect SFAS 134 will have any impact on its financial condition or results of operations.

       During February 1999, the FASB issued SFAS 135, RESCISSION OF FASB STATEMENT NO. 75 AND TECHNICAL CORRECTIONS. SFAS 135 is effective for fiscal years ending after February 15, 1999. This statement rescinds SFAS No. 75, DEFERRAL OF THE EFFECTIVE DATE OF CERTAIN ACCOUNTING REQUIREMENTS FOR PENSION PLANS OF STATE AND LOCAL GOVERNMENTAL UNITS. This statement also amends other existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. Illini is currently evaluating the impact of SFAS 135 on future financial statements and disclosures, but does not currently believe such impact will be material on future financial statements and related disclosures.

(4)    OTHER COMPREHENSIVE INCOME

       In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under SFAS 130, comprehensive income is divided into net income and other comprehensive income. Illini adopted SFAS 130 during 1998. For the three-month periods ended March 31, 1999 and 1998, unrealized gains (losses) on debt and equity securities available for sale, net of tax, is the Company's only other comprehensive income component. Comprehensive income for the three-month periods ended March 31, 1999 and 1998 is summarized as follows:

                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
                                                       1999          1998
                                                     -----------------------
                                                      (dollars in thousands)
       Net income                                    $      41      $     31
       Other comprehensive income:
         Net realized and unrealized gains (losses)
            on securities available for sale, net        (188)            72
         Less adjustment for net securities gains
            realized in net income, net                   ----           (7)
                                                     ---------      --------
              Other comprehensive income (loss)          (188)            65
                                                     ---------      --------
       Total comprehensive income (loss)             $   (147)      $     96
                                                     ---------      --------
                                                     ---------      --------

(5)    ACQUISITION

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the 1998 Illini Corporation Annual Report on Form 10-KSB (1998 Form 10-KSB). Illini cautions that any forward looking statements contained in this report, or in any report incorporated by reference to this report or made by management of Illini involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied.

SUMMARY

                                                         Quarter ended
                                                            March 31,
                                                    ----------------------     Percent
EARNINGS                                              1999           1998      Change
-------------------------------------------------------------------------------------------
                                              (dollars in thousands, except per share data)
Total revenue ................................      $ 3,174        $ 3,219     (1.40)%
Net income ...................................           41             31      33.57%
Basic earnings per share .....................      $  0.09        $  0.07      33.57%

                                                         Quarter ended
                                                            March 31,
                                                    ----------------------   Basis Point
KEY RATIOS                                            1999           1998       Change
-------------------------------------------------------------------------------------------
Return on average assets (1) .................        0.11%          0.08%       0.03%
Return on average equity (1) .................        1.09%          0.84%       0.25%
Average equity to assets .....................        9.73%          9.76%     (0.03%)
Tier 1 leverage ratio ........................        9.35%          9.50%     (0.15%)
Tier 1 risk-based capital ratio ..............       14.37%         14.53%     (0.16%)
Total risk-based capital ratio ...............       15.68%         15.84%     (0.16%)
Dividend payout ratio ........................      270.59%        361.42%    (90.83%)
Net interest margin ..........................        4.31%          4.51%     (0.20%)
Efficiency ratio .............................       92.87%         96.49%     (3.62%)



(1)  Reported on an annualized basis.

RESULTS OF OPERATION

EARNING ASSETS

Average earning assets of the Corporation for the first three months of 1999 increased 4.57% or $6.3 million to $144.0 million from $137.7 million for the first three months of 1998.

As discussed in the asset quality section of this Form 10-QSB, management has actively pursued the improvement of the asset quality of all earning assets, loans, and investment securities.

Average net loans increased to $85.3 million for the three months ended March 31, 1999 compared to $83.8 million for the same period in 1998. The increase of $1.5 million for the three months ended March 31, 1999 as compared to the same period for 1998 was primarily due to an increase of $3.3 million in commercial loans, including commercial real estate loans and $0.9 million in agriculture loans. The increase was offset by a decline of $2.8 million in consumer loans. The average yield on the loan portfolio decreased 51 basis points to 8.85% due to the lower interest rate environment and a change in loan mix for the first three months of 1999 compared to the first three months of 1998.

Average investment securities increased $4.1 million for the three months ended March 31, 1999 as compared to the same period in 1998. The average yield of the investment securities portfolio was 6.02% for the three months ended March 31, 1999, a decrease of 50 basis points as compared to the same period in 1998. The decrease in yield resulted from management's efforts to shorten the duration of the investment portfolio to minimize interest rate risk to the Bank.

FUNDING

The most important and stable source of funding is core deposits, considered by management to include non-interest bearing demand deposits, NOW and money market accounts, savings deposits and time deposits under $100,000. Average core deposits for the three months ended March 31, 1999 increased 6.63% or $7.9 million to $126.4 million from $118.6 million. The average rate paid on total interest bearing liabilities decreased 35 basis points when compared to the three months ended March 31, 1998.

The increase in average core deposits, including noninterest bearing demand deposits, for the three months ended March 31, 1999 as compared to the same period in 1998 has provided a low cost funding source for the growth in the loan portfolio. In addition to federal funds sold, Illini maintains an overnight federal funds line of credit with an unaffiliated financial institution and an unused line of credit with the Federal Home Loan Bank of Chicago.

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

Interest income, on a fully taxable equivalent basis, was $2.7 million for the three months ended March 31, 1999, compared to $2.8 million for same period in 1998. Interest expense was $1.2 million for the three months ended March 31, 1999, compared to $1.3 million for the same period in 1998. A slight decrease in both interest income and interest expense resulted in a consistent net interest income of $1.5 million. The growth in average earning assets was offset by the decline in net interest margin of 20 basis points which resulted in net interest income being flat as compared to 1998.

The Bank's net interest margin for the quarter ended March 31, 1999 of 4.31% was down from 4.51% reported for the first quarter of 1998. Management anticipates that the net interest margin will remain lower than preceding periods throughout the remainder of 1999. The margin is down primarily because of the declining rate environment consistent throughout the financial industry. Management will continue to structure the balance sheet to provide insulation for extreme interest rate changes. Management has begun to focus on increasing the loan portfolio and maintaining our investment in securities. Management will take steps throughout 1999 to increase portfolio yields without jeopardizing the enhanced liquidity that has been gained in prior periods.

Net interest income is affected by the growth, pricing, mix and maturity of interest earning-assets and interest- bearing liabilities, as well as other factors, including loan quality. Also, the Corporation's interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flow. Individual components of net interest income and net interest margin are presented in the consolidated average balances, interest income/expense and yield/rates table on page 12 and a net interest income-rate/volume variance analysis on page 13.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES

                                                                     Three months ended March 31,
                                             ----------------------------------------------------------------------------
                                                              1999                                   1998
                                             -------------------------------------    -----------------------------------
                                                       PERCENT   INTEREST  AVERAGE             Percent    Interest  Average
                                             AVERAGE   OF TOTAL  INCOME/   YIELD/     Average  of Total   Income/   Yield/
                                             BALANCE    ASSETS   EXPENSE    RATE      Balance   Assets    Expense    Rate
                                             -------    ------   -------    ----      -------   ------    -------    ----
                                                                       (dollars in thousands)
ASSETS
Interest-earning assets:
  Short-term investments                    $  6,519      4.1%    $   70    4.37%     $  5,812     3.8%    $   77     5.35%
  Investment securities (3)
    Taxable                                   44,838     28.3        654    5.83        40,025    26.0        633     6.32
    Tax-exempt (1)                             7,393      4.7        132    7.14         8,083     5.3        151     7.49
                                            --------    -----     ------   -----      --------   -----     ------    -----
      Total securities                        52,231     33.0        786    6.02        48,108    31.3        784     6.52
  Loans
    Commercial (1)                            11,074      7.0        249    9.13        15,336    10.0        358     9.46
    Agriculture                                7,507      4.7        162    8.77         6,634     4.3        143     8.76
    Real estate:
      Commercial                              33,477     21.1        709    8.58        25,946    16.9        583     9.11
      Agriculture                              3,266      2.1         73    9.07         2,387     1.5         54     9.25
      Residential                             21,571     13.6        450    8.46        22,275    14.5        512     9.33
    Consumer, net                              9,104      5.8        222    9.89        11,890     7.7        286     9.74
    Credit card                                  630      0.4         26   16.87           643     0.4         27    17.18
                                            --------              ------              --------             ------
      Total loans                             86,629     54.7      1,891    8.85        85,111    55.3      1,963     9.36
  Allowance for loan losses                   (1,363)    (0.9)                          (1,305)  (0. 8)
                                            ---------             ------              --------
  Net loans (1) (2)                           85,266     53.8      1,891    9.00        83,806    54.5      1,963     9.50
                                            --------    -----     ------              --------   -----     ------
      Total interest-                        144,016     90.9      2,747    7.74       137,726    89.6      2,824     8.32
                                            --------              ------              --------             ------
       earning assets
Cash and due from banks                        4,439      2.8                            4,870     3.2
Premises and equipment                         7,300      4.6                            8,211     5.3
Other real estate owned                          345      0.2                              525     0.3
Other assets (3)                               2,293      1.5                            2,483     1.6
                                            --------    -----                         --------   -----
      TOTAL ASSETS                          $158,393    100.0%                        $153,815   100.0%
                                            --------    -----                         --------   -----
                                            --------    -----                         --------   -----
LIABILITIES
  Deposits:
    Noninterest-bearing demand              $ 22,500     14.2%                        $ 21,139    13.7%
    Interest-bearing demand                   41,220     26.0     $  341    3.35%       32,782    21.3     $  279     3.46%
    Savings                                   17,310     10.9         92    2.16        17,684    11.5        108     2.47
    Time deposits, less than $100,000         45,405     28.7        599    5.35        46,967    30.5        643     5.55
                                            --------              ------              --------             ------
      Total core deposits                    126,435     79.8      1,032    3.31       118,572    77.0      1,030     3.52
    Time deposits, $100,000 and over          14,301      9.0        183    5.20        18,241    11.9        258     5.75
                                            --------              ------              --------             ------
      Total deposits                         140,736     88.8      1,215    3.50       136,813    88.9      1,288     3.82
  Short-term borrowings                          310      0.2          3    4.56           307     0.2          4     5.42
  Total interest-bearing liabilities         118,546     74.8      1,218    4.17       115,981    75.4      1,292     4.52
Other liabilities                              1,937      1.3                            1,687     1.1
                                            --------    -----                         --------   -----
  Total liabilities                          142,983     90.3                          138,807    90.2
Shareholders' equity                          15,410      9.7                           15,008     9.8
                                            --------    -----                         --------   -----
  TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                      $158,393    100.0%                        $153,815   100.0%
                                            --------    -----                         --------   -----
                                            --------    -----                         --------   -----
NET INTEREST MARGIN                                               $1,529    4.31%                          $1,532     4.51%
                                                                  ------    ----                           ------     ----
                                                                  ------    ----                           ------     ----

(1) Income amounts are presented on a fully taxable equivalent basis (FTE), which is defined as income on earning assets that is subject to either a reduced rate or zero rate of income tax, adjusted to give effect to the appropriate incremental federal income tax rate and adjusted for non-deductible carrying costs, where applicable. Where appropriate, yield calculations include these adjustments. The federal statutory rate was 34% for all periods presented.
(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $52,000 in 1999 and $64,000 in 1998.
(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

NET INTEREST INCOME - RATE/VOLUME VARIANCE ANALYSIS(*)

                                                            QUARTER ENDED MARCH 31, 1999
                                                                   AS COMPARED TO
                                                            QUARTER ENDED MARCH 31, 1998
                                                      -----------------------------------------
                                                        CHANGES IN       VOLUME        RATE
                                                      INCOME/EXPENSE     EFFECT       EFFECT
                                                      --------------     ------       ------
                                                              (dollars in thousands)
Short-term investments                                   $     (7)      $      9     $    (16)
Investment securities:
   Taxable                                                      21            75          (54)
   Tax-exempt                                                 (19)          (13)           (6)
                                                         ----------     ---------    ----------
         Total securities                                        2            62          (60)
Loans:
   Commercial                                                (109)          (99)          (10)
   Agriculture                                                  19            19             0
   Real Estate:
      Commercial                                               126           169          (43)
      Agriculture                                               19            20           (1)
      Residential                                             (62)          (16)          (46)
   Consumer, net                                              (64)          (67)             3
   Credit card                                                 (1)           (1)             0
                                                         ----------     ---------    ----------
         Total loans                                          (72)            25          (97)
                                                         ----------     ---------    ----------
   Total interest income                                      (77)            96         (173)
                                                         ----------     ---------    ----------

Interest bearing demand                                         62            72          (10)
Savings                                                       (16)           (2)          (14)
Time deposits, less than $100,000                             (44)          (22)          (22)
                                                         ----------     ---------    ----------
         Total core deposits                                     2            48          (46)
Time deposits, $100,000 and over                              (75)          (56)          (19)
                                                         ----------     ---------    ----------
         Total deposits                                       (73)           (8)          (65)
Short-term borrowings                                          (1)             0           (1)
                                                         ----------     ---------    ----------
   Total interest expense                                     (74)           (8)          (66)
                                                         ----------     ---------    ----------

             Net interest income                         $     (3)      $    104     $   (107)
                                                         ----------     ---------    ----------
                                                         ----------     ---------    ----------

(*)  Fully taxable equivalent basis
NOTE: The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

NONINTEREST INCOME

                                      Three months ended      Percent
                                           March 31,          Change
                                     --------------------  -------------
                                       1999       1998       1999/1998
                                     ---------  ---------  -------------

Service charges on deposit accounts      $290       $245          18.4 %
Other fee income                           45         38          18.4
Mortgage loan servicing fees               64         59           8.5
Gain on sale of mortgage loans             24         78        (69.2)
Securities gains, net                       0          7       (100.0)
Other                                      51         23         121.7
                                     ---------  ---------  ------------
                                         $474       $450           5.3 %
                                     ---------  ---------  ------------
                                     ---------  ---------  ------------

The management of the Bank has concentrated efforts on restructuring our product offerings and enhancing our noninterest income. During 1998, the Bank reviewed service charges and introduced a new fee structure for 1999. This has been the primary reason for the increase in service charge income. We expect this trend to continue during 1999. The increase in other income is also a result of an increased awareness of earning potential throughout the entire organization.

The decrease in the gain on sale of mortgage loans is primarily due to a dramatic decrease in volume. The volume in 1998 was significantly higher than prior periods due to a falling rate environment. The refinancing surge during 1998 contributed to higher gains in our mortgage area and we expect volumes to decline in 1999.

NONINTEREST EXPENSE

                                              Three months ended        Percent
                                                    March 31,           Change
                                            ------------------------  ------------
                                               1999         1998       1999/1998
                                            -----------  -----------  ------------
Salaries and employee benefits                    $786         $867        (9.3) %
Net occupancy expense                              208          172         20.9
Equipment expense                                  110           86         27.9
Data processing                                    206          164         25.6
Supplies                                            62           54         14.8
Communication and transportation                    99           98          1.0
Marketing and advertising                           23           56       (58.9)
Correspondent and processing fees                   43           32         34.4
Loan and other real estate owned expenses           17           44       (61.4)
Professional fees                                  205          213        (3.8)
Directors' and regulatory fees                      44           48        (8.3)
Other                                               58           78       (25.6)
                                            -----------  -----------  -----------
                                                $1,861       $1,912        (2.7) %
                                            -----------  -----------  -----------
                                            -----------  -----------  -----------

Salaries and employee benefits decreased $81,000 or 9.3% for the three months ended March 31, 1999 when compared to the same period in 1998. This decrease resulted primarily from reduced staffing costs relating to the reorganization of the Bank. Net occupancy expense increased slightly for the three months ended March 31, 1999 when compared to the same period in 1998. The increase in occupancy expense is a result of an increase in expenses at the West Iles facility and some branch changes in 1999.

Data processing increased $42,000 or 25.6% for the three months ended March 31, 1999 when compared to the same period in 1998. This increase is primarily related to year 2000 compliance.

Loan and other real estate owned expenses is greatly reduced for the three months ended March 31, 1999 from the same period in 1998 due to increased performance in our loan portfolio combined with an extensive collection effort. Marketing and advertising was reduced 59% from 1998. Management plans to increase our marketing efforts, to promote our new sales and service environment, will begin sometime in the second quarter of 1999.

Professional fees totaling $213,000 for 1998 were significantly above average. Approximately $141,000 or 66% of this amount represents fees paid to a consulting firm that was engaged in late 1997 to reengineer the Bank's operations. In 1999, fees totaling $205,000 remain significantly above average.

Other operating expenses were down $20,000 in the first quarter of 1999 as compared to the same period in 1998. Management believes our reorganization contributed to a reduction in other operating expenses by gaining increased efficiencies with our new staffing levels.

YEAR 2000 ISSUES

Illini Bank is committed to taking the necessary steps to enable both new and existing systems, applications, and equipment to effectively process transactions up to and beyond the Year 2000. To that end, Illini Bank is well underway with its Year 2000 readiness program. Expenses for the first quarter of 1999 were $55,000 and we are accruing $10,000 per month for the remainder of 1999. Because of such ongoing readiness efforts, Year 2000 processing issues and risks are not expected to have a material adverse impact on the ability of Illini Bank to continue its general business operations.
      Currently, Illini Bank is actively engaged in completing the following Year 2000 program initiatives:

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

      The risk of failures of computer applications, systems, and networks due to improper Year 2000 data processing are substantial, not only for users of information technologies, but also for any entities and individuals which interact with them. Moreover, when aggregated multiple individual malfunctions and failures relating to Year 2000 issues occur, they can potentially cause broader, systemic disruptions across industries and economies. The risks arising from Year 2000 issues which face many companies, including Illini Bank, include the potential diminished ability to respond to the needs and expectations of customers in a timely manner, and the potential for inaccurate processing of information. In recognition of this, Illini Bank began focusing on mission critical applications in order that programming changes are largely completed, and that testing was underway as of March 31, 1999.
      In addition, Illini Bank has begun developing contingency plans to complement the Year 2000 readiness efforts already in progress, including backup and offsite processing of certain information and functions. Illini Bank anticipates that such contingency plans will provide an additional level of security to its Year 2000 efforts already underway.
      The foregoing discussion of Year 2000 issues is based on current estimates of the management of Illini Bank as to the amount of time and costs necessary to remediate and test our systems. Such estimates are based on the facts and circumstances existing at this time, and were derived utilizing multiple assumptions of future events, including, but not limited to, the continued availability of certain resources, third-party modification plans and implementation success, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual costs and results could differ materially from the costs and results currently anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, the impact of third-party systems interacting with Illini Bank systems, the planning and modification success attained by the business counterparties of Illini Bank, and similar uncertainties.

CREDIT QUALITY

Gross loans totaled $88.9 million at March 31, 1999, an increase of $1.7 million, or 1.95%, from $87.2 million at December 31, 1998, while the allowance for loan losses has remained relatively consistent at $1.3 million at March 31, 1999 and December 31, 1998, respectively. The allowance as a percent of total loans and nonperforming loans decreased as management has maintained the allowance for loan losses at a steady balance and loans and nonperforming loans have increased. Declining consumer and residential real estate loan balances have been substantially offset by increases in commercial and agricultural loans.

                                             Three Months Ended
                                                 March 31,
                                            1999           1998
                                         -----------    -----------
ALLOWANCE FOR LOAN LOSSES:                  (dollars in thousands)
    Balance at beginning of period           $1,368         $1,302
    Provision charged to expense                 51             51
    Charge-offs                                  82             42
    Less:  recoveries                            12             13
                                         -----------    -----------
        Net charge-offs                          70             29
                                         -----------    -----------
                                         -----------    -----------
    Balance at end of period                 $1,349         $1,324
                                         -----------    -----------
                                         -----------    -----------
NET CHARGE-OFF RATIOS (1):
        Commercial                             0.54 %         0.20 %
        Real Estate                            0.06         (0.01)
        Installment                            1.26           0.25
        Credit Cards                           1.51           6.14
        Totals                                 0.33 %         0.14 %

(1) Ratios to average loans are presented on  an annualized basis


Illini's primary business of making commercial, real estate, and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Corporation. Accordingly, a significant factor in the Corporation's past and future operating results is the level of the provision for loan losses. The provision for loan losses has remained unchanged at $51,000 for the three months ended March 31, 1999 as compared to the comparable period in the prior year. Net charge-offs increased to $70,000 for the three months ended March 31, 1999 as compared to $29,000 for the comparable period in the prior year.

Management feels that credit quality systems and controls implemented in 1996 and 1997, along with the creation of a formalized credit administration function in 1998, have resulted in significantly improved credit quality. Illini has a 1.52% allowance to ending loans ratio as of March 31, 1999 and 1.57% and 1.56% for the periods ending December 31, 1998 and March 31, 1998, respectively. The net charge-off ratio for the three months ended March 31, 1999 was 0.33% compared to 0.16% and 0.29% for years ended December 31, 1998 and 1997, respectively.

Total impaired loans remained consistent at $1.3 million for March 31, 1999 and December 31, 1998. At March 31, 1999, allowance for loan losses on impaired loans totaled $33,000 compared to $25,000 at December 31, 1998. Of the total impaired loans at March 31, 1999 and December 31, 1998, $101,000 and $300,000 were loans continuing to accrue interest.

                                                            MARCH 31,    December 31,              March 31,
CREDIT QUALITY                                                1999          1998                     1998
------------------------------------------------           -------------------------------------------------
                                                                      (dollars in thousands)
NONPERFORMING ASSETS:
    Loans delinquent over 90 days, still accruing interest     $  0           $  0                    $  0
    Nonaccrual                                                1,215          1,029                     594
    Other real estate owned                                     341            366                   1,004
                                                             ------         ------                  ------
    Total nonperforming assets                               $1,556         $1,395                  $1,598
                                                             ------         ------                  ------
                                                             ------         ------                  ------
KEY RATIOS:
    Nonperforming loans to ending loans                        1.37 %         1.18 %                  0.70 %
    90 days delinquent to ending loans                         0.00           0.00                    0.00
    Allowance to ending loans                                  1.52           1.57                    1.56
    Allowance to nonperforming loans                         111.03         132.99                  222.90


Illini's loan underwriting guidelines and credit review procedures and policies are designed to protect the Corporation from avoidable credit losses. Illini's process for monitoring loan quality includes detailed monthly trend analysis of delinquencies and non-performing assets. Management and the board of directors monitor potential problem loans, changes to the watchlist and extensions of credit outside of the loan policy. Management extensively monitors significant credit relationships through appraisals, assessment of the financial condition of borrowers, restrictions on out-of-area lending, and avoidance of loan concentrations.

As discussed in the Corporation's 1998 Form 10-KSB and previous Form 10-QSB reports, management has implemented several initiatives to improve credit quality. These steps included a new officer driven problem loan identification system, a revamped allowance for losses adequacy determination process, a new loan policy, and improved reporting systems (credit quality and production). Management is committed to continuing these initiatives and is supplementing these efforts in 1999 by engaging an outside firm to perform a comprehensive review of the Bank's loan portfolio to assess its credit quality and the effectiveness of management's loan quality systems and controls.

CAPITAL RESOURCES

The current economic and regulatory environment places increased emphasis on capital strength. A strong capital position, which is vital to the continued profitability of Illini, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Illini has satisfied its capital requirements principally through the retention of earnings. At March 31, 1999, Tier 1 risk based capital, total risk-based capital and leverage capital ratios were 14.37%, 15.68% and 9.35%, respectively. As of March 31, 1999, the Bank met the criteria to be classified as "well capitalized."

Earnings retention is affected by the board of director's declaration of cash dividends. The dividend payout ratio is an indicator of the level of earnings retained. The Board of Directors of the Corporation considers the capital strength of the Corporation and Illini Bank in determining the appropriate level of cash dividends to be paid to shareholders. The dividend payout ratio for the three months ended March 31, 1999 was 270.59%, versus 361.42% for the three months ended March 31, 1998, respectively. The total dollar amount of dividends through March 31, 1999 is unchanged from the same period in 1998.

LIQUIDITY

Illini's policy is to manage interest rate risk to a level which places limits on the sensitivity of its earnings to changes in market interest rates. An explanation of the asset/liability management process is found in the Corporation's 1998 Form 10-KSB, beginning on page 14. Interest rate risk management at Illini is executed by the use of on-balance sheet investment products.

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

During the second quarter of 1998, Illini completed a comprehensive analysis of its asset/liability function, including a review of its funds management policy and its principal measure of liquidity. The Bank implemented a new measure of liquidity measurement, called "Basic Surplus," which redefines liquid assets as the total assets held by the Bank which can be converted to cash in thirty days or less, reduced by short term liabilities. As of January 31, 1999, the Bank's core liquidity was $28 million, or 17.8% of total assets.

Management believes the new formula provides an accurate measurement of liquidity and provides management with a comprehensible and consistent tool to develop pricing and profitability strategies. Based on the new measurement and as compared to peer banks, management believes the liquidity position of the Bank is strong.

At March 31, 1999, large liability dependence was 8.48%, an increase from 4.76% at December 31, 1998. The increase in large liability dependence is due to a decrease in short-term investments of $6.6 million to $2.3 million at March 31, 1999 compared to $8.9 million at December 31, 1998. The Bank did not have any federal funds purchased or other short term borrowings as of March 31, 1999 or December 31, 1998.

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

The Bank's interest rate and market risk profile has not materially changed from the year ended December 31, 1998. Please refer to the Corporation's 1998 Form 10-KSB for further discussion of the Corporation's market and interest rate risk.

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

           On June 9, 1998, Quinn filed a Motion to Certify the Class, which was granted on December 29, 1998. On January 13, 1999, Quinn filed an Amended Complaint adding Illini Corporation as a defendant to her action. Illini is represented in the litigation by Howard & Howard. Both Illini and ISTC have answered the Amended Complaint and have denied that Ida R. Noll is an acquiring person. Quinn asserts that she is entitled to recover her attorneys' fees from Illini and ISTC, which the defendants deny. The parties are currently engaged in discovery. Quinn has filed a Motion for Summary Judgment that asks the Court to determine as a matter of law that Ida R. Noll became an acquiring person on April 16, 1998 and that the Rights Agreement was triggered as a result and that Illini and ISTC have a duty to distribute rights certificates to all shareholders as of April 16, 1998 except for Ida R. Noll. Illini will oppose Quinn's Motion for Summary Judgment, which is scheduled for hearing on June 18, 1999.

           On or about May 6, 1999, counsel for Mary Quinn advised Illini's counsel of their intention to seek an injunction that would preclude Illini from completing its acquisition of the Farmers Bank of Camp Point, an Illinois corporation, pending further order of the Court. Quinn has subsequently filed a Memorandum of Law in Support of her Motion for Preliminary Injunction, but has not yet served a copy of the underlying motion upon Illini's counsel. Quinn's Memorandum of Law alleges that the class (consisting of all Illini's shareholders as of April 16, 1998 except for Ida R. Noll) would be irreparably harmed if the Camp Point merger closed prior to there being a determination on the merits of her suit. Quinn alleges the merger would reduce the number of authorized but unissued shares of Illini stock that would be available in the event that the Court declared that the

Rights Agreement was triggered.

           Because only a portion of Quinn's pleadings related to the injunction have been served to date upon Illini's counsel, Illini's counsel have not completed their assessment of Quinn's requested relief. Illini feels strongly, however, that the completion of the Camp Point transaction is in the best interests of all of Illini's shareholders, and that any effort by Quinn or anyone else to delay or block it is contrary to those interests. Illini therefore intends to contest Quinn's Motion for Injunctive Relief vigorously, which is set for hearing on July 1, 1999.

           On or about April 22, 1999, Ida R. Noll filed a new lawsuit against Illini Corporation, Illinois Stock Transfer Company, Ernest H. Huls and Farmers State Bank of Camp Point in the Seventh Judicial Circuit Court, Sangamon County, Illinois. The suit seeks specific performance of the Rights Agreement, alleging that Ernest Huls became an acquiring person under the Rights Agreement by reason of his right to receive shares of Illini common stock pursuant to an Agreement and Plan of Reorganization between Illini and the Farmers State Bank of Camp Point. Ida Noll seeks to compel Illini and ISTC to distribute rights certificates to all shareholders of Illini except for Mr. Huls. Illini strongly disputes Ida Noll's assertion that Ernest Huls has become an acquiring person under the Rights Agreement. Illini was served with this complaint on April 27, 1999 and its response is due by May 27, 1999. Illini intends to move to dismiss this complaint on the grounds that the facts alleged do not establish as a matter of law that Mr. Huls is an acquiring person. Illini also observes that the allegations of this complaint are completely inconsistent with and contradict Ida Noll's allegations in her previously filed complaint against Illini and its directors regarding whether Ida Noll became an acquiring person on April 16, 1998 and whether the First Amendment to the Rights Agreement adopted on June 30, 1998 is valid and enforceable.

Item 2    CHANGES IN SECURITIES - none

Item 3    DEFAULTS UPON SENIOR SECURITIES - none

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - none

Item 5    OTHER INFORMATION - none

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS:
               The Exhibits filed herewith are set forth in the Exhibit Index filed as a part of these Form 10-QSB.

          (b) REPORTS ON FORM 8-K: The Corporation filed a Form 8-K on March 4, 1999 to announce that it had entered into a definitive agreement for the acquisition by the Corporation of all of the outstanding shares of Farmers State Bank of Camp Point. The Form 8-K also disclosed the Corporation's retention of Legacy Securities Corporation as an advisor to the Corporation and an amendment to the Corporation's Bylaws.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Illini Corporation
    (Registrant)




By:  /s/ Burnard K. McHone                    May 14, 1999
---------------------------------------       -------------
Burnard K. McHone                             Date signed
President






By:  /s/ Deann Hager                          May 14, 1999
---------------------------------------       -------------
Deann Hager                                   Date signed
Controller

EXHIBIT INDEX

     Number                           Description
     ------                           -----------
       27                Financial Data Schedule
