Form 10QSB
period 1999-06-30
ILLINI CORP
filed 1999-08-11
CIK 730037

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1999

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


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 448,456 shares of $10 par value common stock as of July 31, 1999

Transitional Small Business Disclosure Format:
                                                               Yes      No X
                                                                   ---    ---

                            ILLINI CORPORATION
                           INDEX TO FORM 10-QSB
                               June 30, 1999



                                                                                                        Page
                                                                                                        ----
PART I.    FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)

                      Consolidated Balance Sheets
                           June 30, 1999 and December 31, 1998                                            3

                      Consolidated Statements of Income
                           Three and Six Months Ended June 30, 1999 and 1998                              4

                      Consolidated Statements of Cash Flows
                           Six Months Ended June 30, 1999 and 1998                                        5

                      Notes to Interim Consolidated Financial Statements                                  6

         Item 2.      Management's Discussion and Analysis of Operations                                  9

         Item 3.      Quantitative and Qualitative Disclosures About
                           Market Risk                                                                   22

PART II.   OTHER INFORMATION                                                                             23

SIGNATURES                                                                                               26

EXHIBIT INDEX                                                                                            27

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        ILLINI CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)


                                                                                   JUNE 30,           December 31,
                                                                                     1999                 1998
                                                                               -----------------    ------------------
                                                                                       (dollars in thousands)
ASSETS
    Cash and due from banks                                                    $          6,076     $           5,624
    Interest-bearing deposits in other banks                                                 20                    19
    Federal funds sold                                                                      ---                 6,675
                                                                               -----------------    ------------------
       Cash and cash equivalents                                                          6,096                12,318
    Debt and marketable equity securities
       available for sale, at fair value                                                 46,321                53,276
    Loans, net of the allowance for loan losses and unearned income                     100,501                85,806
    Premises and equipment                                                                7,283                 7,250
    Accrued interest receivable                                                           1,217                 1,390
    Other real estate owned                                                                 507                   366
    Other assets                                                                            885                   359
                                                                               -----------------    ------------------
                                                                               $        162,810     $         160,765
                                                                               -----------------    ------------------
                                                                               -----------------    ------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
    Liabilities:
       Noninterest-bearing demand deposits                                               22,287                26,190
       Interest-bearing deposits:
          NOW and money market accounts                                                  42,398                38,877
          Savings deposits                                                               17,264                17,102
          Time deposits, $100,000 and over                                               13,972                15,064
          Other time deposits                                                            45,857                45,726
                                                                               -----------------    ------------------
             Total deposits                                                             141,778               142,959

       Federal funds purchased                                                            4,115                  ----
       Securities sold under agreements to repurchase                                       190                   290
       Accrued interest payable                                                             799                   827
       Other liabilities                                                                  1,172                 1,270
                                                                               -----------------    ------------------
             Total liabilities                                                          148,054               145,346
                                                                               -----------------    ------------------
    Shareholders' equity:
       Common stock-$10 par value, authorized 800,000 shares;
             448,456 shares issued and outstanding                                        4,485                 4,485
       Capital surplus                                                                    1,886                 1,886
       Retained earnings                                                                  8,587                 8,632
       Accumulated other comprehensive income (loss)                                       (202)                  416
                                                                               -----------------    ------------------
             Total shareholders' equity                                                  14,756                15,419
                                                                               -----------------    ------------------
                                                                               $        162,810     $         160,765
                                                                               -----------------    ------------------
                                                                               -----------------    ------------------


See accompanying notes to interim consolidated financial statements.

                       ILLINI CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                       ------------------      ------------------
                                                                        1999        1998        1999        1998
                                                                       ------      ------      ------      ------
                                                                      (dollars in thousands, except per share data)
Interest income:
     Interest and fees on loans                                        $2,093      $1,914      $3,978      $3,869
     Interest on debt and marketable equity securities
        Taxable                                                           647         632       1,301       1,265
        Tax-exempt                                                         92         104         183         209
     Interest on short term investments                                     1          89          71         165
                                                                       ------      ------      ------      ------
              Total interest income                                     2,833       2,739       5,533       5,508
                                                                       ------      ------      ------      ------
Interest expense:
     Interest on deposits:
        NOW and money market accounts                                     323         312         664         591
        Savings deposits                                                   87         109         179         217
        Time deposits, $100,000 and over                                  181         227         364         485
        Other time deposits                                               594         659       1,193       1,302
     Interest on borrowings                                                40           4          43           8
                                                                       ------      ------      ------      ------
              Total interest expense                                    1,225       1,311       2,443       2,603
                                                                       ------      ------      ------      ------

              Net interest income                                       1,608       1,428       3,090       2,905
Provision for loan losses                                                  51          51         102         102
                                                                       ------      ------      ------      ------
              Net interest income after provision for loan losses       1,557       1,377       2,988       2,803

Noninterest income:
     Service charges on deposit accounts                                  322         266         612         511
     Other fee income                                                      58          43         103          81
     Mortgage loan servicing fees                                          52          65         116         124
     Gain on sale of mortgage loans                                         7          60          31         138
     Securities gains                                                       8         ---           8           7
     Other                                                                 34          19          85          42
                                                                       ------      ------      ------      ------
              Total noninterest income                                    481         453         955         903

Noninterest expense:
     Salaries and employee benefits                                       730         892       1,516       1,759
     Net occupancy expense                                                189         178         397         350
     Equipment expense                                                     98          82         208         168
     Data processing                                                      187         156         393         320
     Supplies                                                              43          46         105         100
     Communication and transportation                                      98         105         197         203
     Marketing and advertising                                             14          40          37          96
     Correspondent and processing fees                                     72          36         115          68
     Loan and other real estate owned expenses                             25          35          42          79
     Professional fees                                                    291         284         496         497
     Directors' and regulatory fees                                        43          57          87         105
     Other                                                                 70          90         128         168
                                                                       ------      ------      ------      ------
              Total noninterest expense                                 1,860       2,001       3,721       3,913

                  Income (loss) before income tax expense (benefit)       178        (171)        222        (207)
Income tax expense (benefit)                                               39        (108)         42        (175)
                                                                       ------      ------      ------      ------
                  Net income (loss)                                    $  139      $  (63)     $  180      $  (32)
                                                                       ------      ------      ------      ------
                                                                       ------      ------      ------      ------
Basic and diluted earnings (loss) per share
     (based on weighted average common shares outstanding
       of 448,456 for 1999 and 1998)                                   $ 0.31      $(0.14)     $ 0.40      $(0.07)
                                                                       ------      ------      ------      ------
                                                                       ------      ------      ------      ------

See accompanying notes to interim consolidated financial statements.

                       ILLINI CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                          1999          1998
                                                                        --------      --------
                                                                        (dollars in thousands)
Cash flows from operating activities:
     Net income (loss)                                                  $    180      $    (32)
     Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                                     568           488
           Provision for loan losses                                         102           102
           Securities gains, net                                              (8)           (7)
           (Gain) loss on sale of other real estate owned                    (15)           13
           Decrease in accrued interest receivable                           173           153
           Decrease in accrued interest payable                              (28)          (15)
           Origination of mortgage loans for sale                         (4,300)      (28,769)
           Proceeds from the sale of mortgage loans                        4,365        29,001
           Other, net                                                       (248)          234
                                                                        --------      --------
               Net cash provided by operating activities                     789         1,168
                                                                        --------      --------
Cash flows from investing activities:
     Proceeds from sales of debt and marketable equity
       securities available for sale                                       6,223         1,479
     Proceeds from maturities and paydowns of debt and
       marketable equity securities available for sale                     7,188         4,734
     Purchases of in debt and marketable equity securities
       available for sale                                                 (7,528)      (11,313)
     Net (increase) decrease in loans                                    (15,070)        2,795
     Purchases of premises and equipment                                    (501)         (409)
     Proceeds from sale of premises and equipment                           ----             1
     Proceeds from sales of other real estate owned                           68           106
                                                                        --------      --------
               Net cash used in investing activities                      (9,620)       (2,607)
                                                                        --------      --------
Cash flows from financing activities:
     Net decrease in non-interest bearing demand deposits                 (3,903)       (4,604)
     Net increase in NOW, money market and savings                         3,683         4,914
     Net decrease in time deposits, $100,000 and over                     (1,092)       (4,780)
     Net increase in other time deposits                                     131         1,361
     Net increase in federal funds purchased                               4,115          ----
     Net decrease in securities sold under agreements to repurchase         (100)         (425)
     Cash dividends paid                                                    (225)         (224)
                                                                        --------      --------
               Net cash provided by (used in) financing activities         2,609        (3,758)
                                                                        --------      --------
Net decrease in cash and cash equivalents                                 (6,222)       (5,197)

Cash and cash equivalents at beginning of period                          12,318        12,193
                                                                        --------      --------

Cash and cash equivalents at end of period                              $  6,096      $  6,996
                                                                        --------      --------
                                                                        --------      --------
Supplemental Information:
     Income taxes paid                                                  $    146      $     37
     Interest paid                                                      $  2,471      $  2,618
                                                                        --------      --------
                                                                        --------      --------
Other non-cash investing activities:
     Transfer of premises and equipment to other real estate owned      $   ----      $    533
                                                                        --------      --------
                                                                        --------      --------
     Transfer of loans to other real estate owned                       $    208      $     74
                                                                        --------      --------
                                                                        --------      --------

See accompanying notes to interim consolidated financial statements.

                       ILLINI CORPORATION AND SUBSIDIARY
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1999


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

         Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Illini has no potential common shares which are dilutive.

         Results for the three and six months ended June 30, 1999 may not be indicative of the annual performance of Illini Corporation (Illini or the Corporation).

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

                                                    June 30,
                                                    --------
                                                1999         1998
                                               ------       ------
                                              (dollars in thousands)
         Balance at beginning of period        $1,368       $1,302
         Provision charged to expense             102          102
         Charge-offs                              140          123
         Less: recoveries                          39           24
                                               ------       ------
           Net charge-offs                        101           99
                                               ------       ------
         Balance at end of period              $1,369       $1,305
                                               ------       ------
                                               ------       ------

         Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest according to the contractual terms of the loan agreement is not probable, are evaluated for impairment. Information regarding impaired loans at June 30, 1999 and December 31, 1998 is as follows:

                                                                               June 30,                    December 31,
                                                                                 1999                          1998
                                                                             ------------                  ------------
                                                                                        (dollars in thousands)
         Nonaccrual loans                                                    $        892                  $      1,029
         Impaired loans continuing to accrue interest                                ----                           300
                                                                             ------------                  ------------
         Total impaired loans                                                $        892                  $      1,329
                                                                             ------------                  ------------
                                                                             ------------                  ------------

         Allowance for losses on specific impaired loans                     $         16                  $         25
         Impaired loans with no specific related allowance
            for loan losses                                                           871                         1,268
         Average balance of impaired loans during the period                        1,179                         1,074
                                                                             ------------                  ------------
                                                                             ------------                  ------------

(3)      NEW ACCOUNTING PRONOUNCEMENTS

         During 1998, the Financial Accounting Standards Board (FASB) issued SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. This statement should not be applied retroactively to financial statements of prior periods. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, AN AMENDMENT OF FASB STATEMENT NO. 133, was issued in June 1999. SFAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Illini is currently evaluating the impact of SFAS 133 on future financial statements and related disclosures.

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

(4)      OTHER COMPREHENSIVE INCOME

         For the three and six-month periods ended June 30, 1999 and 1998, unrealized gains (losses) on debt and marketable equity securities available for sale, net of tax, is the Company's only other comprehensive income component. Comprehensive income for the three and six-month periods ended June 30, 1999 and 1998 is summarized as follows:

                                                                  Three Months Ended              Six Months Ended
                                                                       June 30,                       June 30,
                                                                       --------                       --------
                                                                 1999            1998            1999            1998
                                                              -------------------------       -------------------------
                                                                               (dollars in thousands)
         Net income                                           $    139         $   (63)       $     180        $    (32)
         Other comprehensive income:
           Net realized and unrealized gains (losses)
             on securities available for sale, net                (422)             13             (610)             85
           Less adjustment for net securities gains
             realized in net income, net                            (5)            ---               (5)             (5)
                                                              --------         -------        ---------        --------
               Other comprehensive income (loss)                  (427)             13             (615)             80
                                                              --------         -------        ---------        --------
         Total comprehensive income (loss)                    $   (288)        $   (50)       $    (435)       $     48
                                                              --------         -------        ---------        --------
                                                              --------         -------        ---------        --------

(5)      PENDING ACQUISITION

         On March 2, 1999, Illini announced a definitive agreement to acquire all of the outstanding shares of Farmers State Bank of Camp Point in exchange for 123,333 shares of Illini's common stock and cash of $3,256,260. Farmers State Bank of Camp Point is headquartered in Camp Point, Illinois and had assets of approximately $33 million at December 31, 1998. Illini expects to close the acquisition either late in the third quarter or early in the fourth quarter of 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report and in the 1998 Illini Corporation Annual Report on Form 10-KSB (1998 Form 10-KSB). Illini cautions that any forward looking statements contained in this report, or in any report incorporated by reference to this report or made by management of Illini involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied.

SUMMARY

                                                Quarter ended                        Six months ended
                                                   June 30,                               June 30,
                                              ------------------        Percent      ------------------       Percent
EARNINGS                                       1999       1998           Change       1999       1998          Change
-------------------------------------------------------------------------------------------------------------------------
                                                         (dollars in thousands, except per share data)
Total
revenue.................................      $3,314     $ 3,192         3.83%       $6,488     $ 6,411        1.19%
Net income (loss) (3)...................         139         (63)         N/A           180         (32)        N/A
Basic earnings (loss) per share (3).....      $ 0.31     $ (0.14)         N/A        $ 0.40     $ (0.07)        N/A


                                                Quarter ended                         Six months ended
                                                   June 30,                               June 30,
                                              -------------------    Basis Point      ------------------     Basis Point
KEY RATIOS                                     1999        1998         Change         1999      1998          Change
-------------------------------------------------------------------------------------------------------------------------
Return on average assets (1)............        0.35%      (0.16)%       0.51%         0.23%      (0.04)%      0.27%
Return on average equity (1)............        3.65%      (1.73)%       5.38%         2.37%      (0.44)%      2.81%
Average equity to assets................        9.44%       9.53%       (0.09)%        9.58%       9.64%      (0.06)%
Tier 1 leverage ratio...................        9.22%       9.35%       (0.13)%
Tier 1 risk-based capital ratio.........       12.97%      14.86%       (1.89)%
Total risk-based capital ratio..........       14.17%      16.21%       (2.04)%
Dividend payout ratio (2)...............       80.95%        N/A          N/A        124.66%        N/A         N/A
Net interest margin.....................        4.54%       4.27%        0.27%         4.42%       4.39%       0.04%
Efficiency ratio........................       87.06%     103.35%      (16.29)%       89.87%      99.89%     (10.02)%


(1)  Reported on an annualized basis.
(2) 1998's amount is not computable due to the net loss for the period.
(3) Percent change is not computable due to 1998's net loss for the period.

RESULTS OF OPERATION

EARNING ASSETS

Management is pleased with the results of our efforts to grow earning assets. Average earning assets of the Corporation for the first six months of 1999 increased 4.84% or $6.7 million to $145.2 million from $138.5 million for the first six months of 1998.

As discussed in the asset quality section of this Form 10-QSB, management has actively pursued the improvement of the asset quality of all earning assets, loans, and investment securities.

Average net loans increased to $94.7 million for the three months ended June 30, 1999 compared to $82.1 million for the same period in 1998. The increase of $12.6 million for the three months ended June 30, 1999 as compared to the same period for 1998 was primarily due to an increase of $9.2 million in commercial loans, including commercial real estate loans, $3.5 million in residential loans, and $1.6 million in agriculture loans, including agriculture real estate. The increase was offset by a decline of $1.7 million in consumer loans. The average yield on the loan portfolio, net of the allowance for loan losses, decreased 47 basis points to 8.77% due to the competitive interest rate environment and a change in loan mix for the three months ending June 30, 1999 compared to the three months ending June 30, 1998.

Average net loans increased to $90.0 million for the six months ended June 30, 1999 compared to $83.0 million for the same period in 1998. The increase of $7.0 million for the six months ended June 30, 1999 as compared to the same period in 1998 was primarily due to an increase of $6.3 million in commercial loans, including commercial real estate loans, $1.7 million in agriculture loans, including agriculture real estate, and $1.4 million in residential real estate loans. The increase was offset by a decline of $2.3 million in consumer loans. The average yield on the loan portfolio, net of the allowance for loan losses, decreased 49 basis points to 8.81%.

Average investment securities increased $1.0 million and $2.6 million for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The average yield of the investment securities portfolio was 6.05% and 6.03% for the three and six months ended June 30, 1999, respectively, a decrease of 14 and 32 basis points as compared to the same periods in 1998. The decrease in investments from December 31, 1998 to June 30, 1999 is a result of the increase in loan growth. Management intends to stabilize our investment portfolio and use alternative funding sources for future loan demand.

FUNDING

The most important and stable source of funding is core deposits, considered by management to include non-interest bearing demand deposits, NOW and money market accounts, savings deposits and time deposits under $100,000. Average core deposits for the six months ended June 30, 1999 increased 5.33% or $6.4 million to $126.5 million from $120.1 million for the six months ended June 30, 1998. The average rate paid on total interest bearing liabilities for the six months ended June 30, 1999 decreased 41 basis points when compared to the six months ended June 30, 1998.

The increase in average core deposits, including noninterest bearing demand deposits, for the six months ended June 30, 1999 as compared to the same period in 1998 has provided a low cost funding source for the growth in the loan portfolio. As a result of the increase in loan growth, federal funds purchased have increased to $4.1 million at June 30, 1999 as compared to no funds purchased at December 31, 1998. In addition to federal funds purchased, Illini maintains an overnight federal funds line of credit with an unaffiliated financial institution and an unused line of credit with the Federal Home Loan Bank of Chicago.

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

Interest income, on a fully taxable equivalent basis, was $2.9 million and $5.6 million for the three and six months ended June 30, 1999, respectively, which is consistent with the $2.8 million and $5.6 million for same periods in 1998, respectively. Interest expense was $1.2 million and $2.4 million for the three and six months ended June 30, 1999, respectively, compared to $1.3 million and $2.6 million for the same periods in 1998, respectively. A slight decrease in interest expense resulted in a $0.2 million increase in net interest income for the six months ended June 30, 1999.

The Bank's net interest margin for the six months ended June 30, 1999 of 4.42% was up from 4.39% reported for the same period in 1998. Management is encouraged by the slight upward trend in net interest margin. Management will continue to closely monitor its funding costs to maintain an acceptable spread given the increased demand in commercial lending. Management will continue to structure the balance sheet to provide insulation for extreme interest rate changes. Management has begun to focus on increasing the loan portfolio without jeopardizing the enhanced liquidity that has been gained in prior periods.

Net interest income is affected by the growth, pricing, mix, and maturity of interest earning-assets and interest- bearing liabilities, as well as other factors, including loan quality. Also, the Corporation's interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flow. Individual components of net interest income and net interest margin are presented in the consolidated average balances, interest income/expense and yield/rates table on page 12 and 13 and a net interest income- rate/volume variance analysis on page 14 and 15.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES

                                                                             Quarter ended June 30,
                                          -------------------------------------------------------------------------------------
                                                             1999                                          1998
                                          ------------------------------------------     --------------------------------------
                                                      PERCENT    INTEREST    AVERAGE               Percent   Interest   Average
                                          AVERAGE    OF TOTAL     INCOME/    YIELD/      Average   of Total   Income/    Yield/
                                          BALANCE     ASSETS      EXPENSE     RATE       Balance    Assets    Expense     Rate
                                          -------    --------    --------    -------     -------   --------  --------   -------
                                                                            (dollars in thousands)
ASSETS
Interest-earning assets:
   Short-term investments                $     96        0.1%     $    1      4.73%    $  6,643       4.3%   $   89     5.53%
   Investment securities (3)
     Taxable                               44,141       27.4         647      5.86       42,510      27.5       632     5.95
     Tax-exempt (1)                         7,410        4.6         133      7.16        8,019       5.2       150     7.49
                                         --------     ------      ------      ----      -------      ----    ------     ----
       Total securities                    51,551       32.0         780      6.05       50,529      32.7       782     6.19
   Loans
     Commercial (1)                        12,900        8.0         297      9.24       15,659      10.1       366     9.38
     Agriculture                            8,004        5.0         165      8.29        7,290       4.7       151     8.33
     Real estate
       Commercial                          37,497       23.3         801      8.57       25,510      16.5       577     9.08
       Agriculture                          3,495        2.2          76      8.68        2,603       1.7        59     9.04
       Residential                         24,262       15.0         513      8.49       20,724      13.4       468     9.05
     Consumer, net                          9,290        5.7         220      9.50       11,035       7.2       274     9.94
     Credit card                              612        0.4          27     17.77          619       0.4        27    17.34
                                         --------                 ------               --------              ------
       Total loans                         96,060       59.6       2,099      8.77       83,440      54.0     1,922     9.24
   Allowance for loan losses               (1,357)      (0.8)                            (1,329)     (0.9)
                                         --------                 ------               --------              ------
   Net loans (1) (2)                       94,703       58.8       2,099      8.89       82,111      53.2     1,922     9.39
                                         --------                 ------               --------              ------
    Total interest-earning assets         146,350       90.9      $2,880      7.89%     139,283      90.2    $2,793     8.04%
                                         --------                 ------               --------              ------
Cash and due from banks                     4,947        3.1                             4,345       2.8
Premises and equipment                      7,360        4.6                             7,654       4.9
Other real estate owned                       398        0.2                             1,020       0.7
Other assets (3)                            1,965        1.2                             2,111       1.4
                                         --------     ------                          --------    ------
         TOTAL ASSETS                    $161,020      100.0%                         $154,413     100.0%
                                         --------     ------                          --------    ------
                                         --------     ------                          --------    ------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Noninterest-bearing demand           $ 22,629       14.1%                         $ 21,553      14.0%
    Interest-bearing demand                41,082       25.5      $  323      3.15%     34,534      22.4     $  312     3.63%
    Savings                                17,632       10.9          87      1.97      17,854      11.6        109     2.45
    Time deposits, less than $100,000      45,233       28.1         594      5.27      47,577      30.8        659     5.55
                                         --------                 ------              --------               ------
      Total core deposits                 126,576       78.6       1,004      3.18     121,518      78.7      1,080     3.57
    Time deposits, $100,000 and over       13,841        8.6         181      5.23      16,054      10.4        227     5.67
                                         --------                 ------              --------               ------
      Total deposits                      140,417       87.2       1,185      3.38     137,572      89.1      1,307     3.81
  Short-term borrowings                     3,487        2.2          40      4.56         288       0.2          4     5.41
  Total interest-bearing liabilities      121,275       75.3       1,225      4.05     116,307      75.3      1,311     4.52
Other liabilities                           1,914        1.2                             1,840       1.2
                                         --------     ------                          --------    ------
   Total liabilities                      145,818       90.6                           139,700      90.5
Shareholders' equity                       15,202        9.4                            14,713       9.5
                                         --------     ------                          --------    ------
   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                  $161,020      100.0%                         $154,413     100.0%
                                         --------     ------                          --------    ------
                                         --------     ------                          --------    ------
NET INTEREST MARGIN                                               $1,655      4.54%                          $1,482     4.27%
                                                                  ------      ----                           ------     ----
                                                                  ------      ----                           ------     ----

(1) Income amounts are presented on a fully taxable equivalent basis (FTE), which is defined as income on earning assets that is subject to either a reduced rate or zero rate of income tax, adjusted to give effect to the appropriate incremental federal income tax rate and adjusted for non-deductible carrying costs, where applicable. Where appropriate, yield calculations include these adjustments.
       The federal statutory rate was 34% for all periods presented.
(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $67,000 in 1999 and $60,000 in 1998.
(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES

                                                                          Six months ended June 30,
                                         -------------------------------------------------------------------------------------
                                                              1999                                       1998
                                         ---------------------------------------------   -------------------------------------
                                                      PERCENT     INTEREST     AVERAGE            Percent   Interest   Average
                                          AVERAGE    OF TOTAL     INCOME/      YIELD/    Average  of Total   Income/    Yield/
                                          BALANCE     ASSETS      EXPENSE       RATE     Balance   Assets    Expense     Rate
                                          -------    --------     --------     -------   -------  --------  --------   -------
                                                                           (dollars in thousands)
ASSETS
Interest-earning assets:
   Short-term investments                $   3,290        2.1%     $    71       4.38%  $  6,230      4.0%   $   165     5.35%
   Investment securities (3)
     Taxable                                44,479       27.9        1,301       5.85     41,274     26.8      1,265     6.13
     Tax-exempt (1)                          7,410        4.6          265       7.14      8,051      5.2        302     7.51
                                         ---------      -----      -------      -----   --------    -----    -------    -----
       Total securities                     51,889       32.5        1,566       6.03     49,325     32.0      1,567     6.35
   Loans
     Commercial (1)                         11,992        7.5          546       9.19     15,499     10.1        724     9.42
     Agriculture                             7,757        4.9          328       8.52      6,963      4.5        295     8.53
     Real estate:
       Commercial                           35,498       22.2        1,509       8.57     25,727     16.7      1,160     9.09
       Agriculture                           3,381        2.1          149       8.87      2,496      1.6        113     9.14
       Residential                          22,924       14.4          964       8.48     21,495     14.0        980     9.20
     Consumer, net                           9,197        5.8          442       9.69     11,460      7.4        559     9.84
     Credit card                               621        0.4           53      17.31        631      0.4         54    17.26
                                         ---------                 -------              --------             -------
       Total loans                          91,370       57.3        3,991       8.81     84,271     54.7      3,885     9.30
   Allowance for loan losses                (1,360)      (0.9)                            (1,317)    (0.8)
                                         ---------                 -------              --------
   Net loans (1) (2)                        90,010       56.4        3,991       8.94     82,954     53.9      3,885     9.44
                                         ---------      -----      -------              --------    -----    -------
       Total interest-earning assets       145,189       91.0      $ 5,628       7.82%   138,509     89.9    $ 5,617     8.18%
                                         ---------                 -------              --------             -------
Cash and due from banks                      4,695        2.9                              4,606      3.0
Premises and equipment                       7,330        4.6                              7,931      5.1
Other real estate owned                        372        0.2                                774      0.5
Other assets (3)                             2,127        1.3                              2,296      1.5
                                         ---------      -----                           --------    -----
         TOTAL ASSETS                    $ 159,713      100.0%                          $154,116    100.0%
                                         ---------      -----                           --------    -----
                                         ---------      -----                           --------    -----
LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
     Noninterest-bearing deposits        $  22,565       14.1%                          $ 21,347     13.9%
     Interest-bearing demand                41,151       25.8      $   664       3.25%    33,663     21.8    $   591     3.54%
     Savings                                17,472       10.9          179       2.06     17,769     11.5        217     2.46
     Time deposits, less than $100,000      45,318       28.4        1,193       5.31     47,274     30.7      1,302     5.55
                                         ---------                 -------              --------             -------
       Total core deposits                 126,506       79.2        2,036       3.25    120,053     77.9      2,110     3.54
     Time deposits, $100,000 and over       14,069        8.8          364       5.21     17,142     11.1        485     5.71
                                         ---------                 -------              --------             -------
       Total deposits                      140,575       88.0        2,400       3.44    137,195     89.0      2,595     3.82
   Short-term borrowings                     1,908        1.2           43       4.56        298      0.2          8     5.42
   Total interest-bearing liabilities      119,918       75.1        2,443       4.11    116,146     75.3      2,603     4.52
Other liabilities                            1,925        1.2                              1,763      1.2
                                         ---------      -----                           --------    -----
   Total liabilities                       144,408       90.4                            139,256     90.4
Shareholders' equity                        15,305        9.6                             14,860      9.6
                                         ---------      -----                           --------    -----
   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                  $ 159,713      100.0%                          $154,116    100.0%
                                         ---------      -----                           --------    -----
                                         ---------      -----                           --------    -----
NET INTEREST MARGIN                                                $ 3,185       4.42%                       $ 3,014     4.39%
                                                                   -------      -----                        -------    -----
                                                                   -------      -----                        -------    -----

(1) Income amounts are presented on a fully taxable equivalent basis (FTE), which is defined as income on earning assets that is subject to either a reduced rate or zero rate of income tax, adjusted to give effect to the appropriate incremental federal income tax rate and adjusted for non-deductible carrying costs, where applicable. Where appropriate, yield calculations include these adjustments. The federal statutory rate was 34% for all periods presented.
(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $119,000 in 1999 and $125,000 in 1998.
(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

NET INTEREST INCOME - RATE/VOLUME VARIANCE ANALYSIS(*)

                                                                               QUARTER ENDED JUNE 30, 1999
                                                                                     AS COMPARED TO
                                                                               QUARTER ENDED JUNE 30, 1998
                                                                 ----------------------------------------------------
                                                                    CHANGES IN            VOLUME             RATE
                                                                  INCOME/EXPENSE          EFFECT            EFFECT
                                                                 ----------------    ---------------    -------------
                                                                                  (dollars in thousands)
Short-term investments                                              $     (88)           $   (90)          $    2
Investment securities:
   Taxable                                                                 15                 24               (9)
   Tax-exempt                                                             (17)               (11)              (6)
                                                                 ----------------    ---------------    -------------
         Total securities                                                  (2)                13              (15)
Loans:
   Commercial                                                             (69)               (65)              (4)
   Agriculture                                                             14                 15               (1)
   Real Estate:
      Commercial                                                          224                271              (47)
      Agriculture                                                          17                 20               (3)
      Residential                                                          45                 80              (35)
   Consumer, net                                                          (54)               (43)             (11)
   Credit card                                                              0                  0                0
                                                                 ----------------    ---------------    -------------
         Total loans                                                      177                278             (101)
                                                                 ----------------    ---------------    -------------
   Total interest income                                                   87                201             (114)
                                                                 ----------------    ---------------    -------------

Interest bearing demand                                                    11                 59              (48)
Savings                                                                   (22)                (1)             (21)
Time deposits, less than $100,000                                         (65)               (33)             (32)
                                                                 ----------------    ---------------    -------------
         Total core deposits                                              (76)                25             (101)
Time deposits, $100,000 and over                                          (46)               (31)             (15)
                                                                 ----------------    ---------------    -------------
         Total deposits                                                  (122)                (6)            (116)
Short-term borrowings                                                      36                 43               (7)
                                                                 ----------------    ---------------    -------------
   Total interest expense                                                 (86)                37             (123)
                                                                 ----------------    ---------------    -------------

             Net interest income                                    $     173            $   164           $    9
                                                                 ----------------    ---------------    -------------
                                                                 ----------------    ---------------    -------------

(*)  Fully taxable equivalent basis
NOTE: The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

NET INTEREST INCOME - RATE/VOLUME VARIANCE ANALYSIS(*)

                                                                             SIX MONTHS ENDED JUNE 30, 1999
                                                                                     AS COMPARED TO
                                                                             SIX MONTHS ENDED JUNE 30, 1998
                                                                 ----------------------------------------------------
                                                                    CHANGES IN            VOLUME             RATE
                                                                  INCOME/EXPENSE          EFFECT            EFFECT
                                                                 ----------------    ---------------    -------------
                                                                                 (dollars in thousands)
Short-term investments                                                $     (94)         $     (78)       $     (16)
Investment securities:
   Taxable                                                                   36                 98              (62)
   Tax-exempt                                                               (37)               (24)             (13)
                                                                 ----------------    ---------------    -------------
         Total securities                                                    (1)                74              (75)
Loans:
   Commercial                                                              (178)              (164)             (14)
   Agriculture                                                               33                 34               (1)
   Real Estate:
      Commercial                                                            349                440              (91)
      Agriculture                                                            36                 40               (4)
      Residential                                                           (16)                65              (81)
   Consumer, net                                                           (117)              (110)              (7)
   Credit card                                                               (1)                (1)               0
                                                                 ----------------    ---------------    -------------
         Total loans                                                        106                304             (198)
                                                                 ----------------    ---------------    -------------
   Total interest income                                                     11                300             (289)
                                                                 ----------------    ---------------    -------------

Interest bearing demand                                                      73                132              (59)
Savings                                                                     (38)                (4)             (34)
Time deposits, less than $100,000                                          (109)               (54)             (55)
                                                                 ----------------    ---------------    -------------
         Total core deposits                                                (74)                74             (148)
Time deposits, $100,000 and over                                           (121)               (87)             (34)
                                                                 ----------------    ---------------    -------------
         Total deposits                                                    (195)               (13)            (182)
Short-term borrowings                                                        35                 43               (8)
                                                                 ----------------    ---------------    -------------
   Total interest expense                                                  (160)                30             (190)
                                                                 ----------------    ---------------    -------------

             Net interest income                                      $     171          $     270        $      99
                                                                 ----------------    ---------------    -------------
                                                                 ----------------    ---------------    -------------

(*)  Fully taxable equivalent basis
NOTE: The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

NONINTEREST INCOME

                                                   Three months ended        Percent          Six months ended           Percent
                                                        June 30,              Change              June 30,               Change
                                                ------------------------- ---------------  ------------------------ ---------------
                                                   1999         1998        1999/1998        1999          1998         1999/1998
                                                ------------ ------------ ---------------  ----------   ----------- ---------------
                                                                               (dollars in thousands)
Service charges on deposit accounts                    $322         $266         21.1%         $612           $511        19.8%
Other fee income                                         58           43         34.9           103             81        27.2
Mortgage loan servicing fees                             52           65        (20.0)          116            124        (6.5)
Gain on sale of mortgage loans                            7           60        (88.3)           31            138       (77.5)
Securities gains                                          8          ---          N/A             8              7        14.3
Other                                                    34           19         78.9            85             42       102.4
                                                ------------ ------------  -----------     ------------ ----------- -----------
                                                       $481         $453          6.2%         $955           $903         5.8
                                                ------------ ------------  -----------     ------------ ----------- -----------
                                                ------------ ------------  -----------     ------------ ----------- -----------

The management of the Bank has concentrated efforts on restructuring our product offerings and enhancing our noninterest income. During 1998, the Bank reviewed service charges and introduced a new fee structure for 1999. This has been the primary reason for the increase in service charges on deposit accounts. We expect this trend to continue during 1999. The increase in other income is also a result of re-engineering efforts from 1998.

Management was pleased to report the continued upward trend in our service charge on deposit accounts and other fee income as compared with prior periods in 1998. Overall our service charge on deposit accounts and other fee income is up 23.0% and 20.8% for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The dramatic increase is a direct result of our commitment to increase noninterest income.

The decrease in the gain on sale of mortgage loans is primarily due to a dramatic decrease in volume. The volume in 1998 was significantly higher than prior periods due to the lower rate environment during 1998. The refinancing surge during 1998 contributed to higher gains in our mortgage area and we expect volumes to continue to decline in 1999.

NONINTEREST EXPENSE

                                                  Three months ended         Percent          Six months ended         Percent
                                                       June 30,              Change               June 30,             Change
                                              --------------------------- --------------   ------------------------  -----------
                                                1999           1998         1999/1998         1999        1998        1999/1998
                                              ----------  --------------- --------------   ----------- ------------  -----------
                                                                             (dollars in thousands)
Salaries and employee benefits                     $730             $892          (18.2)%      $1,516       $1,759      (13.8)%
Net occupancy expense                               189              178            6.2           397          350       13.4
Equipment expense                                    98               82           19.5           208          168       23.8
Data processing                                     187              156           19.9           393          320       22.8
Supplies                                             43               46           (6.5)          105          100        5.0
Communication and transportation                     98              105           (6.7)          197          203       (3.0)
Marketing and advertising                            14               40          (65.0)           37           96      (61.5)
Correspondent and processing fees                    72               36          100.0           115           68       69.1
Loan and other real estate owned expenses            25               35          (28.6)           42           79      (46.8)
Professional fees                                   291              284            2.5           496          497       (0.2)
Directors' and regulatory fees                       43               57          (24.6)           87          105      (17.1)
Other                                                70               90          (22.2)          128          168      (23.8)
                                              ----------  --------------- --------------   ----------- ------------  ---------
                                                 $1,860           $2,001           (7.0)       $3,721       $3,913       (4.9)
                                              ----------  --------------- --------------   ----------- ------------  ---------
                                              ----------  --------------- --------------   ----------- ------------  ---------

Salaries and employee benefits decreased $162,000 and $243,000 for the three and six months ended June 30, 1999, respectively, when compared to the same periods in 1998. This decrease resulted primarily from reduced full time equivalent costs relating to the reorganization of the Bank. Net occupancy expense increased slightly for the three and six months ended June 30, 1999 when compared to the same periods in 1998. The increase in occupancy expense is a result of an increase in expenses at the West Iles facility and some branch changes in 1999.

The upward trend in equipment expense will continue as the bank continues to invest in new technology to gain operational efficiencies. Data processing increased $31,000 and $73,000 for the three and six months ended June 30, 1999, respectively, when compared to the same periods in 1998. This increase is primarily related to year 2000 compliance efforts. The increase in correspondent and processing fees is the result of an increase in the number of merchants in our credit card program and an increase in the costs associated with processing.

Loan and other real estate owned expenses decreased for the three and six months ended June 30, 1999, respectively, from the same periods in 1998 due to the improved performance in our loan portfolio combined with an extensive collection effort. Marketing and advertising decreased 65.0% and 61.5% for the three and six months ended June 30, 1999, respectively, when compared to the same periods in 1998.

Professional fees totaling $497,000 for the six months ended June 30, 1998 were significantly above average. Approximately $348,000 or 70% of this amount represents fees paid to a consulting firm that was engaged in late 1997 to reengineer the Bank's operations. In 1999, fees totaling $496,000 remain significantly above average. Approximately 40% of these fees were directly related to shareholder litigation matters.

Other operating expenses were down $20,000 and $40,000 for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. Management believes our reorganization contributed to a reduction in other operating expenses by gaining increased efficiencies with our new staffing levels.

YEAR 2000 ISSUES

The Bank is committed to taking the necessary steps to enable both new and existing systems, applications, and equipment to effectively process transactions up to and beyond the Year 2000. To that end, the Bank has made satisfactory progress with respect to its Year 2000 readiness program. Expenses for the six months ended June 30, 1999 relating to Year 2000 compliance were $69,650. Because of such ongoing readiness efforts, Year 2000 processing issues and risks are not expected to have a material adverse impact on the ability of the Bank to continue its general business operations.
     The Bank has completed the following Year 2000 program initiatives:

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

     The risk of failures of computer applications, systems, and networks due to improper Year 2000 data processing are substantial, not only for users of information technologies, but also for any entities and individuals which interact with them. Moreover, when aggregated multiple individual malfunctions and failures relating to Year 2000 issues occur, they can potentially cause broader, systemic disruptions across industries and economies. The risks arising from Year 2000 issues which face many companies, including the Bank, include the potential diminished ability to respond to the needs and expectations of customers in a timely manner, and the potential for inaccurate processing of information. In recognition of this, the Bank began focusing on mission critical applications in order that programming changes are largely completed. As of June 30, 1999, Illini has successfully tested all mission critical systems.

     In addition, the Bank has begun developing contingency plans to complement the Year 2000 readiness efforts already in progress, including backup and offsite processing of certain information and functions. The Bank anticipates that such contingency plans will provide an additional level of security to its Year 2000 efforts already underway.

     The foregoing discussion of Year 2000 issues is based on current estimates of the management of the Bank as to the amount of time and costs necessary to remediate and test our systems. Such estimates are based on the facts and circumstances existing at this time, and were derived utilizing multiple assumptions of future events, including, but not limited to, the continued availability of certain resources, third-party modification plans and implementation success, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual costs and results could differ materially from the costs and results currently anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, the impact of third-party systems interacting with the Bank systems, the planning and modification success attained by the business counterparties of the Bank, and similar uncertainties.

CREDIT QUALITY

Gross loans totaled $101.9 million at June 30, 1999, an increase of $14.7 million, or 16.86%, from $87.2 million at December 31, 1998, while the allowance for loan losses has remained relatively consistent at $1.4 million at June 30, 1999 and December 31, 1998, respectively. The allowance as a percent of total loans and nonperforming loans decreased as management has maintained the allowance for loan losses at a steady balance and loans and nonperforming loans have increased. Declining consumer loan balances have been substantially offset by increases in commercial, agricultural, and residential loans.

                                                            Three months ended              Six months ended
                                                                 June 30,                       June 30,
                                                           1999            1998            1999           1998
                                                        -----------------------------------------------------------
                                                                          (dollars in thousands)
ALLOWANCE FOR LOAN LOSSES:
    Balance at beginning of period                           $1,349          $1,324          $1,368         $1,302
    Provision charged to expense                                 51              51             102            102
    Charge-offs                                                  58              81             140            123
    Less:  recoveries                                            27              11              39             24
                                                        ------------   -------------   -------------   ------------
        Net charge-offs                                          31              70             101             99
                                                        ------------   -------------   -------------   ------------
    Balance at end of period                                 $1,369          $1,305          $1,369         $1,305
                                                        ------------   -------------   -------------   ------------
                                                        ------------   -------------   -------------   ------------

NET CHARGE-OFF RATIOS (1):
        Commercial                                             0.06%           0.28%           0.29%          0.24%
        Real Estate                                            0.17            0.03            0.12           0.01
        Installment                                           (0.18)           1.64            0.53           0.92
        Credit Cards                                           3.08            3.24            2.29           5.43
        Totals                                                 0.13%           0.34%           0.22%          0.24%

(1) Ratios to average loans are presented on  an annualized basis

Illini's primary business of making commercial, real estate, and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Corporation. Accordingly, a significant factor in the Corporation's past and future operating results is the level of the provision for loan losses. The provision for loan losses has remained unchanged at $51,000 and $102,000 for the three and six months ended June 30, 1999, respectively, as compared to the comparable periods in the prior year. Net charge-offs decreased to $31,000 and increased to $101,000 for the three and six months ended June 30, 1999, respectively, as compared to $70,000 and $99,000 for the comparable periods in the prior year.

Management feels that credit quality systems and controls implemented in 1996 and 1997, along with the creation of a formalized credit administration function in 1998, have resulted in significantly improved credit quality. Illini has a 1.34% allowance to ending loans ratio as of June 30, 1999 and 1.57% as of December 31, 1998 and June 30, 1998, respectively. The net charge-off ratio for the three and six months ended June 30, 1999 was 0.13% and 0.22% compared to 0.16% and 0.29% for years ended December 31, 1998 and 1997, respectively.

At June 30, 1999, impaired loans totaled $892,000 compared to $1,329,000 at December 31, 1998. At June 30, 1999, allowance for loan losses on impaired loans totaled $16,000 compared to $25,000 at December 31, 1998. Of the total impaired loans at June 30, 1999, there were no loans still accruing interest, and at December 31, 1998, impaired loans totaling $300,000 were continuing to accrue interest.

                                                                           JUNE 30,          December 31,            June 30,
CREDIT QUALITY                                                               1999               1998                   1998
-----------------------------------------------------               -------------------------------------------------------------
                                                                                      (dollars in thousands)
NONPERFORMING ASSETS:
    Loans delinquent over 90 days, still accruing interest                     $    0               $    0                $    0
    Nonaccrual                                                                    892                1,029                 1,277
    Other real estate owned                                                       507                  366                 1,038
                                                                    -----------------   ------------------    -------------------
    Total nonperforming assets                                                 $1,399               $1,395                $2,315
                                                                    -----------------   ------------------    -------------------
                                                                    -----------------   ------------------    -------------------

KEY RATIOS:
    Nonperforming loans to ending loans                                          0.88%                1.18%                 1.54%
    90 days delinquent to ending loans                                           0.00                 0.00                  0.00
    Allowance to ending loans                                                    1.34                 1.57                  1.57
    Allowance to nonperforming loans                                           153.48               132.99                102.19


Illini's loan underwriting guidelines and credit review procedures and policies are designed to protect the Corporation from avoidable credit losses. Illini's process for monitoring loan quality includes detailed monthly trend analysis of delinquencies and nonperforming assets. Management and the board of directors monitor potential problem loans, changes to the watchlist, and extensions of credit outside of the loan policy. Management extensively monitors significant credit relationships through appraisals, assessment of the financial condition of borrowers, restrictions on out-of-area lending, and avoidance of loan concentrations.

As discussed in the Corporation's 1998 Form 10-KSB and previous Form 10-QSB reports, management has implemented several initiatives to improve credit quality. These steps included a new officer driven problem loan identification system, a revamped allowance for loan losses adequacy determination process, a new loan policy, and improved reporting systems (credit quality and production). Management is committed to continuing these initiatives and is supplementing these efforts in 1999 by engaging an outside firm to perform a comprehensive review of the Bank's loan portfolio to assess its credit quality and the effectiveness of management's loan quality systems and controls.

CAPITAL RESOURCES

The current economic and regulatory environment places increased emphasis on capital strength. A strong capital position, which is vital to the continued profitability of Illini, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Illini has satisfied its capital requirements principally through the retention of earnings. At March 31, 1999, Tier 1 risk based capital, total risk-based capital and leverage capital ratios were 12.97%, 14.17% and 9.22%, respectively. As of June 30, 1999, the Bank met the criteria to be classified as "well capitalized."

Earnings retention is affected by the board of director's declaration of cash dividends. The dividend payout ratio is an indicator of the level of earnings retained. The Board of Directors of the Corporation considers the capital strength of the Corporation and the Bank in determining the appropriate level of cash dividends to be paid to shareholders. The dividend payout ratio for the three and six months ended June 30, 1999 was 80.95% and 124.66%, respectively. The total dollar amount of dividends for the three and six months ended June 30, 1999 is unchanged from the same periods in 1998.

LIQUIDITY

Illini's policy is to manage interest rate risk to a level which places limits on the sensitivity of its earnings to changes in market interest rates. An explanation of the asset/liability management process is found in the Corporation's 1998 Form 10-KSB, beginning on page 14. Interest rate risk management at Illini is executed through the use of on-balance sheet investment products.

The assets portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities, and sales of investment securities available for sale. The liability side of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. Short-term borrowings are an additional source of liquidity and represent Illini's incremental borrowing capacity.

During the second quarter of 1998, Illini completed a comprehensive analysis of its asset/liability function, including a review of its funds management policy and its principal measure of liquidity. The Bank implemented a new measure of liquidity measurement, called "Basic Surplus," which redefines liquid assets as the total assets held by the Bank which can be converted to cash in thirty days or less, reduced by short term liabilities. As of April 30, 1999, the most recent calculation, the Bank's core liquidity was $20 million, or 12.3% of total assets.

Management believes the new formula provides an accurate measurement of liquidity and provides management with a comprehensible and consistent tool to develop pricing and profitability strategies. Based on the new measurement and as compared to peer banks, management believes the liquidity position of the Bank is strong.

At June 30, 1999, large liability dependence was 11.54%, an increase from 4.76% at December 31, 1998. The increase in large liability dependence is due to a decrease in short-term investments of $7.4 million to $1.5 million at June 30, 1999 compared to $8.9 million at December 31, 1998, and an increase in federal funds purchased of $4.1 million at June 30, 1999 compared to $0.0 million at December 31, 1998.

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

PART II.  OTHER INFORMATION


Item 1   LEGAL PROCEEDINGS

MARY QUINN V. ILLINI CORPORATION AND ILLINOIS STOCK TRANSFER CO.,
Sangamon County Case No. 98 CH 240

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

         On June 9, 1998, Quinn filed a Motion to Certify the Class, which was granted on December 29, 1998. On January 13, 1999, Quinn filed an Amended Complaint adding Illini as a defendant to her action. Illini is represented in the litigation by Howard & Howard. Both Illini and ISTC have answered the Amended Complaint and have denied that Ida R. Noll is an acquiring person. Quinn asserts that she is entitled to recover her attorneys' fees from Illini and ISTC, which the defendants deny. The parties are currently engaged in discovery. Quinn filed a Motion for Summary Judgment that asks the Court to determine as a matter of law that Ida R. Noll became an acquiring person on April 16, 1998 and that the Rights Agreement was triggered as a result and that Illini and ISTC have a duty to distribute rights certificates to all shareholders as of April 16, 1998 except for Ida R. Noll. Illini opposed Quinn's Motion for Summary Judgment, which was heard by the Court on June 18, 1999.

         On June 29, 1999, the Court entered an Opinion and Order denying Quinn's Motion for Summary Judgment. Illini intends to file its own Motion for Summary Judgment as soon as possible that will ask the Court to rule as a matter of law that Ida R. Noll is not an acquiring person, that the Rights Agreement has not been triggered, and that Illini and ISTC have no duty to distribute rights certificates to Illini's shareholders.

         On or about May 6, 1999, counsel for Mary Quinn advised Illini's counsel of their intent to seek an injunction that would preclude Illini from completing its acquisition of the Farmers Bank of Camp Point, an Illinois corporation, pending further order of the Court. Quinn subsequently filed a Motion for Preliminary Injunction and a Memorandum of Law in Support of her Motion. Quinn argued that the class (consisting of all Illini's shareholders as of April 16, 1998 except for Ida R. Noll) would be irreparably harmed if the Camp Point merger closed prior to there being a determination on the merits of her suit. Illini filed extensive briefs in opposition to the Motion for Preliminary Injunction, and the Court heard the Motion on July 1. The Court ruled from the bench at that hearing that the Motion was denied, and the Court subsequently entered a written Order on July 13, 1999 denying the Motion for Preliminary Injunction.

         Quinn's counsel has filed a Motion for Reconsideration of the Orders denying her Motion for Summary Judgment and her Motion for Preliminary Injunction. Illini believes that it is unlikely that the Court will reconsider either order. The Motion for Reconsideration has not yet been scheduled for hearing.

IDA R NOLL V. ILLINI CORPORATION, ET AL.,
Sangamon County Case No. 98 MR 226

         On or about July 17, 1998, Ida R. Noll filed a 14 count complaint against Illini and all members of Illini's Board of Directors serving at that time except William Walschleger Jr. in the Seventh Judicial Circuit, Sangamon County, Illinois. On September 28, 1998, Judge Carmody dismissed the complaint and granted Plaintiff 21 days in which to file an amended complaint. The Plaintiff filed her amended pleading on October 19, 1998. This pleading was also dismissed, but Plaintiff was granted leave to file a second amended complaint. Illini and the directors answered the second amended complaint. The second amended complaint arises out of Illini's adoption of a Shareholder Rights Agreement on June 20, 1997, Illini's subsequent adoption of a First Amendment to the Rights Agreement on July 1, 1998, and the Plaintiff's assertion that she became an "acquiring person" under the Rights Agreement on April 16, 1998. The Plaintiff seeks declaratory and injunctive relief from Illini and the directors regarding the alleged triggering of the Rights Agreement and the enforceability and validity of the First Amendment to the Rights Agreement. The Plaintiff also seeks compensatory and punitive damages against the directors arising out of the directors' alleged breaches of fiduciary duty committed in connection with the Rights Agreement and the First Amendment to the Rights Agreement. The Plaintiff seeks recovery of her attorneys' fees and costs in connection with her action. Ida Noll asserted that her attorneys' fees through October 23, 1998 were approximately $50,000 and that her expenses at that time were approximately $5,000. Illini and the directors have vigorously contested and opposed the allegations made by Ida R. Noll, and the parties are engaged in discovery in the case.

         The presiding judge in this case is the same judge that presides in the QUINN case. On July 6, 1999, Illini adopted a Second Amendment to its Shareholder Rights Agreement. Illini will move to dismiss the Second Amended Complaint in the near future. If the motion is granted, the counts against Illini will be dismissed, but dismissal of the counts against Illini will not necessarily affect the individual directors.

IDA R. NOLL V. ERNEST H. HULS, ILLINI CORPORATION, ET AL,
Sangamon County Case No. 99 CH 196

         On or about April 22, 1999, Ida R. Noll filed a new lawsuit against Illini, Illinois Stock Transfer Company, Ernest H. Huls and Farmers State Bank of Camp Point in the Seventh Judicial Circuit Court, Sangamon County, Illinois. The suit seeks specific performance of the Rights Agreement, alleging that Ernest Huls became an acquiring person under the Rights Agreement by reason of his right to receive shares of Illini common stock pursuant to an Agreement and Plan of Reorganization between Illini and the Farmers State Bank of Camp Point. Ida Noll seeks to compel Illini and ISTC to distribute rights certificates to all shareholders of Illini except for Mr. Huls. Illini strongly disputes Ida Noll's assertion that Ernest Huls has become an acquiring person under the Rights Agreement. Illini was served with this complaint on April 27, 1999.

         In June 1999, Illini and ISTC filed a joint Motion to Dismiss Noll's Complaint on the grounds that the alleged acquiring person, Ernest Huls, is not a beneficial owner of a substantial block of Illini common stock. The Motion to Dismiss was scheduled for hearing on July 20, but on July 16, Plaintiff's counsel moved for a substitution of judges. Illini and ISTC have opposed substitution, and Plaintiff's Motion for Substitution will be heard on August 25, 1999. Illini intends to have its Motion to Dismiss heard as soon after the Motion for Substitution is heard as is possible.

Item 2   CHANGES IN SECURITIES - none

Item 3   DEFAULTS UPON SENIOR SECURITIES - none


Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on May 20, 1999, for the purpose of electing four directors each to serve a term of three years and ratifying the appointment of KPMG LLP as the Company's auditors for the fiscal year ending December 31, 1999. Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to Management's solicitation.

         All four of Management's nominees for director listed in the proxy statement were elected. The results of the vote were as follows:

                                                     SHARES                                                BROKER
                                                      VOTED                        SHARES                   NON
                                                      "FOR"                      "WITHHELD"                VOTES
                                                     -------                     ----------                ------
         Charles H. Delano III                       787,354                       3,369                     0
         Kenneth G. Deverman                         265,326                       3,369                     0
         William N. Etherton                         264,154                       3,369                     0
         John H. Pickrell                            259,673                       3,369                     0


         The following persons continued their terms of office as directors of the Company following the Annual Meeting: Thomas A. Black, Ronald E. Cramer, Lawrence B. Curtin, Willaim B. McCubbin, Burnard K. McHone, Robert F. Olson, N. Ronald Thunman, William G. Walschleger, Jr., and Perry Williams.

         The appointment of KPMG LLP as the Company's auditors for the fiscal year ending December 31, 1999, was ratified. The results of the vote were as follows:

                                                      "FOR"                 "AGAINST"                    "ABSTAIN"
                                                     -------                ---------                    ---------
         Ratification of KPMG LLP                    353,636                 25,027                       18,833

         The shareholder proposal recommending that Illini's Board of Directors rescind or otherwise terminate the Company's Shareholder Rights Agreement was approved. The results of the vote were as follows:

                                                      "FOR"                 "AGAINST"                    "ABSTAIN"
                                                     -------                ---------                    ---------
                                                     179,388                 173,403                      17,353

Item 5   OTHER INFORMATION - none

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

           (a)  EXHIBITS:
                The Exhibits filed herewith are set forth in the Exhibit Index filed as a part of these Form 10-QSB.

           (b)  REPORTS ON FORM 8-K:
                Illini filed a Form 8-K on May 20, 1999 containing as an
                exhibit Illini's amended and restated Bylaws.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Illini Corporation
    (Registrant)




By:  /s/ Burnard K. McHone                           August 11, 1999
---------------------------------------------        ----------------
Burnard K. McHone                                    Date signed
President




By:  /s/ Deann Hager                                 August 11, 1999
---------------------------------------------        ----------------
Deann Hager                                          Date signed
Controller

EXHIBIT INDEX

           Number                        Description
           ------                        -----------
             27              Financial Data Schedule