Form 10QSB
period 1999-09-30
ILLINI CORP
filed 1999-11-12
CIK 730037

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1999

or

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 0-13343

Illini Corporation
(Exact name of small business issuer as specified in its charter)

Illinois (State or other jurisdiction of incorporation or organization)	37-1135429 (I.R.S. Employer Identification No.)

3200 West Iles Avenue, Springfield, Illinois 62707
(Address of principal executive offices)

(217) 787-5111
(Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 448,456 shares of $10 par value common stock as of October 31, 1999

    Transitional Small Business Disclosure Format: Yes / /  No /x/

ILLINI CORPORATION
INDEX TO FORM 10-QSB
September 30, 1999

PART I.
FINANCIAL INFORMATION

Item 1.  Financial Statements

ILLINI CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
September 30, 1999 and December 31, 1998
(Unaudited)

	September 30, 1999	December 31, 1998
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,496	$5,624
Interest-bearing deposits in other banks	5	19
Federal funds sold	—	6,675

Cash and cash equivalents	7,501	12,318
Debt and marketable equity securities available for sale, at fair value	44,392	53,276
Loans, net of the allowance for loan losses and unearned income	112,748	85,806
Premises and equipment	7,066	7,250
Accrued interest receivable	1,627	1,390
Other real estate owned	508	366
Other assets	1,018	359

	$174,860	$160,765

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing demand deposits	$23,444	$26,190
Interest-bearing deposits:
NOW and money market accounts	40,033	38,877
Savings deposits	16,325	17,102
Time deposits, $100,000 and over	20,107	15,064
Other time deposits	57,313	45,726

Total deposits	157,222	142,959
Federal funds purchased	835	—
Securities sold under agreements to repurchase	190	290
Accrued interest payable	833	827
Other liabilities	1,083	1,270

Total liabilities	160,163	145,346

Shareholders' equity:
Common stock—$10 par value, authorized 800,000 shares; 448,456 shares issued and outstanding	4,485	4,485
Capital surplus	1,886	1,886
Retained earnings	8,646	8,632
Accumulated other comprehensive income (loss)	(320)	416

Total shareholders' equity	14,697	15,419

	$174,860	$160,765

See accompanying notes to interim consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Three Months and Nine Months Ended September 30, 1999 and 1998
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
	(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$2,412	$1,933	$6,390	$5,802
Interest on debt and marketable equity securities
Taxable	578	635	1,879	1,900
Tax-exempt	90	103	273	312
Interest on short term investments	1	63	72	228

Total interest income	3,081	2,734	8,614	8,242

Interest expense:
Interest on deposits:
NOW and money market accounts	340	339	1,004	930
Savings deposits	83	107	262	324
Time deposits, $100,000 and over	203	193	567	678
Other time deposits	672	644	1,865	1,946
Interest on borrowings	61	4	104	12

Total interest expense	1,359	1,287	3,802	3,890

Net interest income	1,722	1,447	4,812	4,352
Provision for loan losses	101	51	203	153

Net interest income after provision for loan losses	1,621	1,396	4,609	4,199
Noninterest income:
Service charges on deposit accounts	347	269	959	780
Other fee income	46	46	149	127
Mortgage loan servicing fees	53	64	169	188
Gain on sale of mortgage loans	7	25	38	163
Securities gains (losses)	(1)	1	7	8
Other	43	67	128	109

Total noninterest income	495	472	1,450	1,375
Noninterest expense:
Salaries and employee benefits	745	728	2,261	2,487
Net occupancy expense	224	132	621	482
Equipment expense	94	90	302	258
Data processing	145	196	538	516
Supplies	38	36	143	136
Communication and transportation	118	92	315	295
Marketing and advertising	32	(96)	69	—
Correspondent and processing fees	65	39	180	107
Loan and other real estate owned expenses	27	(10)	69	69
Professional fees	327	144	823	641
Directors' and regulatory fees	42	45	129	150
Other	46	86	174	254

Total noninterest expense	1,903	1,482	5,624	5,395
Income before income tax expense (benefit)	213	386	435	179
Income tax expense (benefit)	42	144	84	(31)

Net income	$171	$242	$351	$210

Basic and diluted earnings per share (based on weighted average common shares outstanding of 448,456 for 1999 and 1998)	$0.38	$0.54	$0.78	$0.47

See accompanying notes to interim consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 1999 and 1998
(Unaudited)

	1999	1998
	(dollars in thousands)
Cash flows from operating activities:
Net income	$351	$210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	836	726
Provision for loan losses	203	153
Securities gains, net	(7)	(8)
(Gain) loss on sale of other real estate owned	21	(18)
Increase in accrued interest receivable	(237)	(198)
Increase in accrued interest payable	6	49
Origination of mortgage loans for sale	(5,851)	(34,475)
Proceeds from the sale of mortgage loans	5,901	34,771
Other, net	(437)	157

Net cash provided by operating activities	786	1,367

Cash flows from investing activities:
Proceeds from sales of debt and marketable equity securities available for sale	7,722	2,004
Proceeds from maturities and paydowns of debt and marketable equity securities available for sale	8,872	7,885
Purchases of debt and marketable equity securities available for sale	(9,003)	(12,318)
Net (increase) decrease in loans	(27,408)	2,651
Purchases of premises and equipment	(518)	(858)
Proceeds from sale of premises and equipment	—	1
Proceeds from sales of other real estate owned	71	716

Net cash provided by (used in) investing activities	(20,264)	81

Cash flows from financing activities:
Net decrease in non-interest bearing demand deposits	(2,746)	(5,605)
Net increase in NOW, money market and savings	379	4,381
Net increase (decrease) in time deposits, $100,000 and over	5,043	(2,968)
Net increase in other time deposits	11,587	861
Net increase in federal funds purchased	835	—
Net decrease in securities sold under agreements to repurchase	(100)	(425)
Cash dividends paid	(337)	(336)

Net cash provided by (used in) financing activities	14,661	(4,092)

Net decrease in cash and cash equivalents	(4,817)	(2,644)
Cash and cash equivalents at beginning of period	12,318	12,193

Cash and cash equivalents at end of period	$7,501	$9,549

Supplemental Information:
Income taxes paid	$182	$37
Interest paid	3,796	3,842

Other non-cash investing activities:
Transfer of premises and equipment to other real estate owned	$—	$1,168

Transfer of loans to other real estate owned	$213	$74

See accompanying notes to interim consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARY
Notes to Interim Consolidated Financial Statements (Unaudited)
September 30, 1999

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

    Results for the three and nine months ended September 30, 1999 may not be indicative of the annual performance of Illini Corporation (Illini or the Corporation). Management of the Corporation has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the interim consolidated financial statements (unaudited) in conformity with generally accepted accounting principals. Actual results could differ from those estimates.

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

	September 30,
	1999	1998
	(dollars in thousands)
Balance at beginning of period	$1,368	$1,302
Provision charged to expense	203	153
Charge-offs	174	146
Less: recoveries	51	41

Net charge-offs	123	105

Balance at end of period	$1,448	$1,350

    Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest according to the contractual terms of the loan agreement is not probable, are evaluated for impairment.

Information regarding impaired loans at September 30, 1999 and December 31, 1998 is as follows:

	September 30, 1999	December 31, 1998
	(dollars in thousands)
Nonaccrual loans	$891	$1,029
Impaired loans continuing to accrue interest	—	300

Total impaired loans	$891	$1,329

Allowance for losses on specific impaired loans	$11	$25
Impaired loans with no specific related allowance for loan losses	880	1,268
Average balance of impaired loans during the period	1,107	1,074

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

ILLINI CORPORATION AND SUBSIDIARY
Notes to Interim Consolidated Financial Statements (Unaudited) (Continued)
September 30, 1999

(4) Other Comprehensive Income

    For the three and nine-month periods ended September 30, 1999 and 1998, unrealized gains (losses) on debt and marketable equity securities available for sale, net of tax, is the Company's only other comprehensive income component. Comprehensive income for the three and nine-month periods ended September 30, 1999 and 1998 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
	(dollars in thousands)
Net income	$171	$242	$351	$210
Other comprehensive income:
Net realized and unrealized gains (losses) on securities available for sale, net	(119)	178	(732)	260
Less adjustment for net securities (gains) losses realized in net income, net	1	(1)	(4)	(5)

Other comprehensive income (loss)	(118)	177	(736)	255

Total comprehensive income (loss)	$53	$419	$(385)	$465

(5) Pending Acquisition

    On March 2, 1999, Illini announced a definitive agreement to acquire all of the outstanding shares of Farmers State Bank of Camp Point in exchange for 123,333 shares of Illini's common stock and cash of $3,256,260. Farmers State Bank of Camp Point is headquartered in Camp Point, Illinois and had assets of approximately $33 million at December 31, 1998. Illini expects to close the acquisition in the fourth quarter of 1999.

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

SUMMARY

	Quarter ended September 30,			Nine months ended September 30,
Earnings			Percent Change			Percent Change
	1999	1998		1999	1998
	(dollars in thousands, except per share data)
Total revenue	$3,576	$3,206	11.55%	$10,064	$9,617	4.65%
Net income	171	242	(29.34)%	351	210	67.14%
Basic earnings per share	$0.38	$0.54	(29.34)%	$0.78	$0.47	67.14%
	Quarter ended September 30,			Nine months ended September 30,
Key Ratios			Basis Point Change			Basis Point Change
	1999	1998		1999	1998
Return on average assets(1)	0.40%	0.64%	(0.24)	0.29%	0.18%	0.11
Return on average equity(1)	4.57%	6.44%	(1.87)	3.10%	1.89%	1.21
Average equity to assets	8.77%	9.87%	(1.10)	9.30%	9.72%	(0.42)
Tier 1 leverage ratio	8.81%	9.64%	(0.83)
Tier 1 risk-based capital ratio	11.54%	14.96%	(3.42)
Total risk-based capital ratio	12.66%	16.35%	(3.69)
Dividend payout ratio	65.56%	46.33%	19.23	95.82%	160.16%	(64.34)
Net interest margin	4.55%	4.35%	0.20	4.47%	4.38%	0.09
Efficiency ratio	84.07%	75.09%	8.98	87.83%	91.59%	(3.76)

(1)
Reported on an annualized basis.

RESULTS OF OPERATION

Earning Assets

    Management is pleased with the results of our efforts to grow earning assets. Average earning assets of the Corporation for the first nine months of 1999 increased 7.54% or $10.4 million to $148.3 million from $137.9 million for the first nine months of 1998.

    As discussed in the asset quality section of this Form 10-QSB, management has actively pursued the improvement of the asset quality of all earning assets, including loans and investment securities.

    Average net loans increased to $108.5 million for the three months ended September 30, 1999 compared to $81.8 million for the same period in 1998. The increase of $26.7 million for the three months ended September 30, 1999 as compared to the same period for 1998 was primarily due to an increase of $18.7 million in commercial loans, including commercial real estate loans, $6.2 million in residential loans, and $2.7 million in agriculture loans, including agriculture real estate. The increase was offset by a decline of $0.7 million in consumer loans. The average yield on the loan portfolio, net of the allowance for loan losses, decreased 58 basis points to 8.84% for the three months ended September 30, 1999, due to the competitive interest rate environment and a change in loan mix for the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

    Average net loans increased to $96.3 million for the nine months ended September 30, 1999 compared to $82.6 million for the same period in 1998. The increase of $13.7 million for the nine months ended September 30, 1999 as compared to the same period in 1998 was primarily due to an increase of $10.5 million in commercial loans, including commercial real estate loans, $2.0 million in agriculture loans, including agriculture real estate, and $3.0 million in residential real estate loans. The increase was offset by a decline of $1.7 million in consumer loans. The average yield on the loan portfolio, net of the allowance for loan losses, decreased 54 basis points to 8.90%.

    Average investment securities decreased $4.0 million and increased $0.3 million for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. The average yield of the investment securities portfolio was 6.20% and 6.09% for the three and nine months ended September 30, 1999, respectively, a decrease of 10 and 25 basis points as compared to the same periods in 1998. The decrease in investments from December 31, 1998 to September 30, 1999 is a result of the increase in loan growth. Management intends to maintain a balance in the investment portfolio to support basic surplus.

Funding

    The most important and stable source of funding is core deposits, considered by management to include non-interest bearing demand deposits, NOW and money market accounts, savings deposits and time deposits under $100,000. Average core deposits for the nine months ended September 30, 1999 increased 7.01% or $8.4 million to $128.5 million from $120.1 million for the nine months ended September 30, 1998. The average rate paid on total interest bearing liabilities for the nine months ended September 30, 1999 decreased 37 basis points when compared to the nine months ended September 30, 1998.

    The increase in average core deposits, including noninterest bearing demand deposits, for the nine months ended September 30, 1999 as compared to the same period in 1998 has provided a low cost funding source for the growth in the loan portfolio. As a result of the increase in loan growth, federal funds purchased have increased to $0.8 million at September 30, 1999 as compared to no funds purchased at December 31, 1998. In addition to federal funds purchased, Illini maintains an overnight federal funds line of credit with an unaffiliated financial institution and an unused line of credit with the Federal Home Loan Bank of Chicago.

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

    Interest income, on a fully taxable equivalent basis, was $3.1 million and $8.8 million for the three and nine months ended September 30, 1999, respectively, compared to $2.8 million and $8.4 million for same periods in 1998. Interest expense was $1.4 million and $3.8 million for the three and nine months ended September 30, 1999, respectively, compared to $1.3 million and $3.9 million for the same periods in 1998. An increase in interest income and a slight decrease in interest expense resulted in a $0.4 million increase in net interest income for the nine months ended September 30, 1999.

    The Bank's net interest margin for the nine months ended September 30, 1999 of 4.47% was up from 4.38% reported for the same period in 1998. Management is encouraged by the slight upward trend in net interest margin. Management will continue to closely monitor its funding costs to maintain an acceptable spread given the increased demand in commercial lending. Management will continue to structure the balance sheet to provide insulation for extreme interest rate changes. Management has begun to focus on increasing the loan portfolio without jeopardizing the enhanced liquidity that has been gained in prior periods.

    Net interest income is affected by the growth, pricing, mix, and maturity of interest earning-assets and interest-bearing liabilities, as well as other factors, including loan quality. Also, the Corporation's interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flow. Individual components of net interest income and net interest margin are presented in the consolidated average balances, interest income/expense and yield/rates table on page 12 and 13 and a net interest income-rate/volume variance analysis on page 14 and 15.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Quarter ended September 30,
	1999				1998
	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$18	0.0%	$0.3	5.66%	$5,177	3.4%	$63	4.80%
Investment securities(3)
Taxable	38,768	22.9	578	5.97	41,852	27.7	635	6.07
Tax-exempt (1)	7,029	4.2	132	7.48	7,985	5.3	150	7.51

Total securities	45,797	27.1	710	6.20	49,837	33.0	785	6.30
Loans
Commercial (1)	13,969	8.2	301	8.54	16,398	10.9	382	9.23
Agriculture	8,915	5.3	186	8.27	7,425	4.9	179	9.56
Real estate:
Commercial	46,465	27.4	1,028	8.78	25,330	16.8	571	8.95
Agriculture	3,941	2.3	83	8.41	2,762	1.8	62	8.97
Residential	26,253	15.5	563	8.50	20,102	13.3	457	9.02
Consumer, net	9,793	5.8	230	9.32	10,463	6.9	263	9.98
Credit card	619	0.4	27	17.19	629	0.4	27	16.87

Total loans	109,955	64.9	2,418	8.72	83,109	55.0	1,941	9.27
Allowance for loan losses	(1,409)	(0.8)			(1,330)	(0.9)

Net loans (1) (2)	108,546	64.1	2,418	8.84	81,779	54.1	1,941	9.42

Total interest-earning assets	154,361	91.2	$3,128	8.04%	136,793	90.5	$2,789	8.09%

Cash and due from banks	5,252	3.1			3,558	2.4
Premises and equipment	7,201	4.3			7,706	5.1
Other real estate owned	507	0.3			616	0.4
Other assets (3)	1,897	1.1			2,405	1.6

Total assets	$169,218	100.0%			$151,078	100.0%

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$23,588	13.9%			$20,099	13.3%
Interest-bearing demand	42,138	24.9	$340	3.20%	36,590	24.2	$339	3.67%
Savings	16,807	10.0	83	1.97	17,159	11.4	107	2.48
Time deposits, less than $100,000	49,934	29.5	672	5.34	46,346	30.7	644	5.52

Total core deposits	132,467	78.3	1,095	3.28	120,194	79.6	1,090	3.60
Time deposits, $100,000 and over	15,570	9.2	203	5.19	14,107	9.3	193	5.42

Total deposits	148,037	87.5	1,298	3.48	134,301	88.9	1,283	3.79
Short-term borrowings	4,478	2.6	61	5.38	282	0.2	4	5.30
Total interest-bearing liabilities	128,927	76.2	1,359	4.18	114,484	75.8	1,287	4.46
Other liabilities	1,866	1.1			1,585	1.0

Total liabilities	154,381	91.2			136,168	90.1
Shareholders' equity	14,837	8.8			14,910	9.9

Total liabilities and shareholders' equity	$169,218	100.0%			$151,078	100.0%

Net interest margin			$1,769	4.55%			$1,502	4.35%

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

(2)
Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $18,000 in 1999 and $62,000 in 1998.

(3)
Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Nine months ended September 30,
	1999				1998
	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$2,187	1.3%	$72	4.38%	$5,875	3.9%	$228	5.19%
Investment securities (3)
Taxable	42,788	26.3	1,879	5.86	41,469	27.1	1,900	6.11
Tax-exempt(1)	7,048	4.3	396	7.49	8,029	5.2	452	7.51

Total securities	49,836	30.6	2,275	6.09	49,498	32.3	2,352	6.34
Loans
Commercial(1)	12,658	7.8	847	8.95	15,802	10.3	1,105	9.35
Agriculture	8,147	5.0	514	8.43	7,119	4.7	474	8.90
Real estate:
Commercial	39,194	24.0	2,538	8.66	25,593	16.7	1,731	9.04
Agriculture	3,570	2.2	232	8.70	2,585	1.7	176	9.08
Residential	24,046	14.7	1,526	8.49	21,026	13.7	1,437	9.14
Consumer, net	9,398	5.8	672	9.56	11,124	7.3	822	9.88
Credit card	620	0.4	80	17.27	630	0.4	81	17.13

Total loans	97,633	59.9	6,409	8.78	83,879	54.8	5,826	9.29
Allowance for loan losses	(1,376)	(0.8)			(1,321)	(0.9)

Net loans(1)(2)	96,257	59.1	6,409	8.90	82,558	53.9	5,826	9.44

Total interest-earning assets	148,280	91.0	$8,756	7.89%	137,931	90.1	$8,406	8.15%

Cash and due from banks	4,883	3.0			4,253	2.8
Premises and equipment	7,287	4.5			7,855	5.1
Other real estate owned	417	0.3			720	0.5
Other assets (3)	2,049	1.2			2,333	1.5

Total assets	$162,916	100.0%			$153,092	100.0%

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing deposits	$22,910	14.1%			$20,926	13.7%
Interest-bearing demand	41,483	25.4	$1,004	3.24%	34,649	22.6	$930	3.59%
Savings	17,248	10.6	262	2.03	17,564	11.5	324	2.47
Time deposits, less than $100,000	46,874	28.8	1,865	5.32	46,961	30.7	1,946	5.54

Total core deposits	128,515	78.9	3,131	3.26	120,100	78.5	3,200	3.56
Time deposits, $100,000 and over	14,575	8.9	567	5.21	16,119	10.5	678	5.62

Total deposits	143,090	87.8	3,698	3.46	136,219	89.0	3,878	3.81
Short-term borrowings	2,774	1.7	104	5.01	293	0.2	12	5.38
Total interest-bearing liabilities	122,954	75.4	3,802	4.13	115,586	75.5	3,890	4.50
Other liabilities	1,905	1.2			1,703	1.1

Total liabilities	147,769	90.7			138,215	90.3
Shareholders' equity	15,147	9.3			14,877	9.7

Total liabilities and shareholders' equity	$162,916	100.0%			$153,092	100.0%

Net interest margin			$4,954	4.47%			$4,516	4.38%

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

(2)
Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $137,000 in 1999 and $186,000 in 1998.

(3)
Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

Net Interest Income—Rate/Volume Variance Analysis(*)

	Quarter ended September 30, 1999 as compared to quarter ended September 30, 1998
	Changes in Income/Expense	Volume Effect	Rate Effect
	(dollars in thousands)
Short-term investments	$(63)	$(62)	$(1)
Investment securities:
Taxable	(57)	(47)	(10)
Tax-exempt	(18)	(18)	0

Total securities	(75)	(65)	(10)
Loans:
Commercial	(81)	(57)	(24)
Agriculture	7	36	(29)
Real Estate:
Commercial	457	477	(20)
Agriculture	21	26	(5)
Residential	106	140	(34)
Consumer, net	(33)	(17)	(16)
Credit card	0	0	0

Total loans	477	605	(128)

Total interest income	339	478	(139)

Interest bearing demand	1	51	(50)
Savings	(24)	(2)	(22)
Time deposits, less than $100,000	28	50	(22)

Total core deposits	5	99	(94)
Time deposits, $100,000 and over	10	20	(10)

Total deposits	15	119	(104)
Short-term borrowings	57	56	1

Total interest expense	72	175	(103)

Net interest income	$267	$303	$(36)

(*)
Fully taxable equivalent basis

NOTE:  The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

Net Interest Income—Rate/Volume Variance Analysis(*)

	Nine months ended September 30, 1999 as compared to nine months ended September 30, 1998
	Changes in Income/Expense	Volume Effect	Rate Effect
	(dollars in thousands)
Short-term investments	$(156)	$(143)	$(13)
Investment securities:
Taxable	(21)	60	(81)
Tax-exempt	(56)	(55)	(1)

Total securities	(77)	5	(82)
Loans:
Commercial	(258)	(220)	(38)
Agriculture	40	68	(28)
Real Estate:
Commercial	807	920	(113)
Agriculture	56	67	(11)
Residential	89	204	(115)
Consumer, net	(150)	(128)	(22)
Credit card	(1)	(1)	0

Total loans	583	910	(327)

Total interest income	350	772	(422)

Interest bearing demand	74	184	(110)
Savings	(62)	(6)	(56)
Time deposits, less than $100,000	(81)	(4)	(77)

Total core deposits	(69)	174	(243)
Time deposits, $100,000 and over	(111)	(65)	(46)

Total deposits	(180)	109	(289)
Short-term borrowings	92	100	(8)

Total interest expense	(88)	209	(297)

Net interest income	$438	$563	$(125)

(*)
Fully taxable equivalent basis

NOTE:  The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

Noninterest Income

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	1999	1998	1999/1998	1999	1998	1999/1998
	(dollars in thousands)
Service charges on deposit accounts	$347	$269	29.0%	$959	$780	22.9%
Other fee income	46	46	0.0	149	127	17.3
Mortgage loan servicing fees	53	64	(17.2)	169	188	(10.1)
Gain on sale of mortgage loans	7	25	(72.0)	38	163	(76.7)
Securities gains (losses)	(1)	1	(200.0)	7	8	(12.5)
Other	43	67	(35.8)	128	109	17.4

	$495	$472	4.9%	$1,450	$1,375	5.5%

    The management of the Bank has concentrated efforts on restructuring our product offerings and enhancing our noninterest income. During 1998, the Bank reviewed service charges and introduced a new fee structure for 1999. This has been the primary reason for the increase in service charges on deposit accounts. Overall our service charge on deposit accounts and other fee income is up 29.0% and 22.9% for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. For the three months ended September 30, 1999 other income decreased. The decrease was a result of a one-time gain on bank real estate sold in 1998. Other income increased for the nine months ended September 30, 1999. The increase is a result of re-engineering efforts from 1998.

    The decrease in the gain on sale of mortgage loans is primarily due to a decrease in volume. The volume in 1998 was significantly higher than prior periods due to the lower rate environment during 1998. The refinancing surge during 1998 contributed to higher gains in our mortgage area and we expect volumes to continue to decline in 1999.

Noninterest Expense

	Three months ended September 30,			Nine months ended September 30,
			Percent Change 1999/1998			Percent Change 1999/1998
	1999	1998		1999	1998
	(dollars in thousands)
Salaries and employee benefits	$745	$728	2.3%	$2,261	$2,487	(9.1)%
Net occupancy expense	224	132	69.7	621	482	28.8
Equipment expense	94	90	4.4	302	258	17.1
Data processing	145	196	(26.0)	538	516	4.3
Supplies	38	36	5.6	143	136	5.1
Communication and transportation	118	92	28.3	315	295	6.8
Marketing and advertising	32	(96)	133.3	69	—	N/A
Correspondent and processing fees	65	39	66.7	180	107	68.2
Loan and other real estate owned expenses	27	(10)	370.0	69	69	0
Professional fees	327	144	127.1	823	641	28.4
Directors' and regulatory fees	42	45	(6.7)	129	150	(14.0)
Other	46	86	(46.5)	174	254	(31.5)

	$1,903	$1,482	28.4%	$5,624	$5,395	4.2%

    Salaries and employee benefits increased $17,000 and decreased $226,000 for the three and nine months ended September 30, 1999, respectively, when compared to the same periods in 1998. The overall decrease resulted from reduced full time equivalent costs relating to the reorganization of the Bank in May 1998. Net occupancy expense increased for the three and nine months ended September 30, 1999 when compared to the same periods in 1998. The increase in occupancy expense is a result of an increase in maintenance and repair of bank buildings and the loss of rental income associated with the sale of bank owned property in 1998.

    The upward trend in equipment expense will continue as the Bank continues to invest in new technology to gain operational efficiencies. Data processing expense decreased $51,000 and increased $22,000 for the three and nine months ended September 30, 1999, respectively, when compared to the same periods in 1998. The decrease is a result of less cost associated with year 2000 expenses as compared to the same periods in 1998. The increase is a result of increased amortization expenses associated with upgrading hardware and software for the data processing area of the Bank. The increase in correspondent and processing fees is the result of an increase in the number of merchants in our credit card program, and an increase in the costs associated with processing.

    Loan and other real estate owned expenses increased $37,000 for the three months ended September 30, 1999 from the same period in 1998 and were unchanged for the nine months ended September 30, 1999. The increase in expense is due to holding costs of other real estate owned. Marketing and advertising increased $128,000 and $69,000 for the three and nine months ended September 30, 1999, respectively, when compared to the same periods in 1998. In 1998 advertising was suspended until the internal reorganization was completed. In 1999, the Bank began a marketing and advertising campaign to facilitate the growth projected for 1999.

    Professional fees total $327,000 and $823,000 for the three and nine months ended September 30, 1999, respectively, as compared to $144,000 and $641,000 for the same periods in 1998, respectively. The professional fees are primarily due to fees that are directly related to shareholder litigation matters. Litigation expenses equal approximately 56% and 45% of total professional fees for the three and nine months ended September 30, 1999, respectively.

    Other operating expenses are down $40,000 and $80,000 for the three and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. Management believes our reorganization contributed to a reduction in other operating expenses by gaining increased efficiencies with our new staffing levels.

Year 2000 Issues

    The Bank is committed to taking the necessary steps to enable both new and existing systems, applications, and equipment to effectively process transactions up to and beyond the Year 2000. To that end, the Bank has made satisfactory progress with respect to its Year 2000 readiness program. Management estimates approximately $30,000 will be expended to address year 2000 issues. These expenditures will have no impact on earnings as they were expensed in the previous year. Because of such ongoing readiness efforts, Year 2000 processing issues and risks are not expected to have a material adverse impact on the ability of the Bank to continue its general business operations.

    The Bank has completed the following Year 2000 program initiatives:

  •
  Complete a comprehensive analysis of current functions which might be impacted by Year 2000 issues, and document the results in a Year 2000 Assessment report.

  •
  Develop and implement a detailed plan to address Year 2000 issues as identified, particularly as they pertain to software and hardware applications.

  •
  Survey outside vendors to determine the degree of preparedness for the Year 2000, to uncover potential issues arising from such business counterparties.

  •
  Raise organizational awareness not only with top management, but also at the staff level, and involve relevant business group leaders in reaching solutions.

    The risk of failures of computer applications, systems, and networks due to improper Year 2000 data processing are substantial, not only for users of information technologies, but also for any entities and individuals which interact with them. Moreover, when aggregated multiple individual malfunctions and failures relating to Year 2000 issues occur, they can potentially cause broader, systemic disruptions across industries and economies. The risks arising from Year 2000 issues which face many companies, including the Bank, include the potential diminished ability to respond to the needs and expectations of customers in a timely manner, and the potential for inaccurate processing of information. As of September 30, 1999, Illini has successfully tested all mission critical systems.

    In addition, the Bank has begun developing contingency plans to complement the Year 2000 readiness efforts already in progress, including backup and offsite processing of certain information and functions. The Bank anticipates that such contingency plans will provide an additional level of security to its Year 2000 efforts already underway.

    The foregoing narrative of Year 2000 issues is based on estimates of Bank management as to the amount of time, and costs necessary to remediate and test our systems. Such estimates are based on the facts and circumstances existing at this time, and were derived utilizing multiple assumptions of future events, including, but not limited to, the continued availability of certain resources, third-party modification plans, implementation success, and other factors. However, there can be no guarantee that these estimates will be achieved, and actual costs and results could differ materially from the costs and results currently anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer code, the impact of third-party systems interacting with the Bank systems, the planning and modification success attained by the business counterparties of the Bank, and similar uncertainties.

CREDIT QUALITY

    Gross loans totaled $114.2 million at September 30, 1999, an increase of $27.0 million, or 31.02%, from $87.2 million at December 31, 1998, while the allowance for loan losses has remained relatively consistent at $1.4 million at September 30, 1999 and December 31, 1998, respectively. At September 30, 1999 the allowance as a percent of total loans and nonperforming loans decreased to 1.27% as compared to 1.57% at December 31, 1998. The decline is a result of the growth in the loan portfolio offset partially by a decline in nonperforming loans. Management believes this percentage is adequate to support any unexpected losses, and is consistent with peer group ratios.

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
	(dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$1,369	$1,305	$1,368	$1,302
Provision charged to expense	101	51	203	153
Charge-offs	34	23	174	146
Less: recoveries	12	17	51	41

Net charge-offs	22	6	123	105

Balance at end of period	$1,448	$1,350	$1,448	$1,350

Net Charge-Off (Recovery) Ratios (1):
Commercial	(0.07)%	(0.07)%	0.23%	0.13%
Real Estate	0.12	(0.01)	0.18	0.01
Installment	0.31	0.38	0.69	0.75
Credit Cards	(0.49)	0.63	2.01	3.81
Totals	0.08%	0.03%	0.25%	0.17%

(1)
Ratios to average loans are presented on an annualized basis

    Illini's primary business of making commercial, real estate, and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Corporation. Accordingly, a significant factor in the Corporation's past and future operating results is the level of the provision for loan losses. The provision for loan losses is up 50% and 32% for the three and nine months ended September 30, 1999, respectively, as compared to the comparable periods in the prior year. The increase in provision is consistent with the growth in the loan portfolio and to a lesser extent the increase in loan charge-offs. Net charge-offs increased to $22,000 and $123,000 for the three and nine months ended September 30, 1999, respectively, as compared to $6,000 and $105,000 for the comparable periods in the prior year.

    Management feels that credit quality systems and controls implemented in 1996 and 1997, along with the creation of a formalized credit administration function in 1998, have resulted in significantly improved credit quality. Illini has a 1.27% allowance to ending loans ratio as of September 30, 1999 and 1.57% and 1.62% as of December 31, 1998 and September 30, 1998, respectively. The net charge-off ratio for the three and nine months ended September 30, 1999 was 0.08% and 0.25% compared to 0.16% and 0.29% for years ended December 31, 1998 and 1997, respectively.

    At September 30, 1999, impaired loans totaled $891,000 compared to $1,329,000 at December 31, 1998. At September 30, 1999, allowance for loan losses on impaired loans totaled $11,000 compared to $25,000 at December 31, 1998. Of the total impaired loans at September 30, 1999, there were no loans still accruing interest, and at December 31, 1998, impaired loans totaling $300,000 were continuing to accrue interest.

Credit Quality

	September 30, 1999	December 31, 1998	September 30, 1998
	(dollars in thousands)
Nonperforming assets:
Loans delinquent over 90 days, still accruing interest	$0	$0	$0
Nonaccrual	891	1,029	1,259
Other real estate owned	508	366	1,110

Total nonperforming assets	$1,399	$1,395	$2,369

Key ratios:
Nonperforming loans to ending loans	0.78%	1.18%	1.51%
90 days delinquent to ending loans	0.00	0.00	0.00
Allowance to total loans	1.27	1.57	1.62
Allowance to nonperforming loans	162.51	132.99	107.23

    Illini's loan underwriting guidelines and credit review procedures and policies are designed to protect the Corporation from credit losses. Illini's process for monitoring loan quality includes detailed monthly trend analysis of delinquencies and nonperforming assets. Management and the board of directors monitor potential problem loans, changes to the watchlist, and extensions of credit outside of the loan policy. Management extensively monitors significant credit relationships through appraisals, assessment of the financial condition of borrowers, restrictions on out-of-area lending, and avoidance of loan concentrations.

    As discussed in the Corporation's 1998 Form 10-KSB and previous Form 10-QSB reports, management has implemented several initiatives to improve credit quality. These steps included a new officer driven problem loan identification system, a revamped allowance for loan losses adequacy determination process, a new loan policy, and improved reporting systems (credit quality and production). Management is committed to continuing these initiatives and has supplemented these efforts in 1999 by engaging an outside firm to perform a comprehensive review of the Bank's loan portfolio to assess its credit quality and the effectiveness of management's loan quality systems and controls.

CAPITAL RESOURCES

    The current economic and regulatory environment places increased emphasis on capital strength. A strong capital position, which is vital to the continued profitability of Illini, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Illini has satisfied its capital requirements principally through the retention of earnings. At September 30, 1999, Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 11.54%, 12.66% and 8.81%, respectively, as compared to 14.19%, 15.52% and 9.35% for the period ending December 31, 1998. As of September 30, 1999, the Bank met the criteria to be classified as "well capitalized."

    Earnings retention is affected by the board of director's declaration of cash dividends. The dividend payout ratio is an indicator of the level of earnings retained. The Board of Directors of the Corporation considers the capital strength of the Corporation and the Bank in determining the appropriate level of cash dividends to be paid to shareholders. The dividend payout ratio for the three and nine months ended September 30, 1999 was 65.56% and 95.82%, respectively, as compared to 46.33% and 160.16% for the three and nine months ended September 30, 1998. The total dollar amount of dividends for the three and nine months ended September 30, 1999 is unchanged from the same periods in 1998.

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

    During the second quarter of 1998, Illini completed a comprehensive analysis of its asset/liability function, including a review of its funds management policy and its principal measure of liquidity. The Bank implemented a new measure of liquidity measurement, called "Basic Surplus," which redefines liquid assets as the total assets held by the Bank which can be converted to cash in thirty days or less, reduced by short term liabilities. As of July 31, 1999, the most recent calculation, the Bank's core liquidity was $11 million, or 6.4% of total assets.

    Management believes the new formula provides an accurate measurement of liquidity and provides management with a comprehensible and consistent tool to develop pricing and profitability strategies. Based on the new measurement and as compared to peer banks, management believes the liquidity position of the Bank is strong.

    At September 30, 1999, large liability dependence was 12.63%, an increase from 4.76% at December 31, 1998. The increase in large liability dependence is due to a decrease in short-term investments of $7.4 million to $1.5 million at September 30, 1999 compared to $8.9 million at December 31, 1998, and an increase in federal funds purchased of $0.8 million at September 30, 1999 compared to $0.0 million at December 31, 1998.

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

Item 1.  Legal Proceedings

Mary Quinn v. Illini Corporation and Illinois Stock Transfer Co.,
Sangamon County Case No. 98 CH 240

    Illini adopted a Shareholder Rights Agreement on June 20, 1997 and named Illinois Stock Transfer Company ("ISTC") as its rights agent thereunder. Illini was notified in May, 1998 of a threatened complaint against ISTC by an Illini shareholder. The shareholder, Mary K. Quinn, who owns 21 shares of stock in Illini, filed suit against ISTC on June 9, 1998 in the Seventh Judicial Circuit Court, Sangamon County, Illinois. Quinn seeks to compel ISTC to distribute rights certificates to Illini's shareholders and further seeks to certify all Illini shareholders as a class. Ms. Quinn asserts that Ida R. Noll became an acquiring person under the Rights Agreement on April 16, 1998, and that the Rights Agreement was triggered. ISTC is being represented in the litigation by Howard & Howard, which vigorously contests Quinn's assertions that Ida R. Noll is an acquiring person, that the Rights Agreement has been triggered, and that ISTC has a duty to distribute rights certificates.

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

    On June 29, 1999, the Court entered an Opinion and Order denying Quinn's Motion for Summary Judgment.

    On or about May 6, 1999, counsel for Mary Quinn advised Illini's counsel of their intent to seek an injunction that would preclude Illini from completing its acquisition of the Farmers Bank of Camp Point (Camp Point), an Illinois corporation, pending further order of the Court. Quinn subsequently filed a Motion for Preliminary Injunction and a Memorandum of Law in Support of her Motion. Quinn argued that the class (consisting of all Illini's shareholders as of April 16, 1998 except for Ida R. Noll) would be irreparably harmed if the Camp Point merger closed prior to there being a determination on the merits of her suit. Illini filed extensive briefs in opposition to the Motion for Preliminary Injunction, and the Court heard the Motion on July 1. The Court ruled from the bench at that hearing that the Motion was denied, and the Court subsequently entered a written Order on July 13, 1999 denying the Motion for Preliminary Injunction.

    Quinn's counsel filed a Motion for Reconsideration of the Orders denying her Motion for Summary Judgment and her Motion for Preliminary Injunction. Illini and ISTC filed a Motion for Summary Judgment on August 25, 1999. At a hearing held on October 18, 1999, the Court ruled from the bench that it was granting Illini and ISTC's Motion for Summary Judgment and denying Quinn's Motion for Reconsideration. Illini's counsel is preparing a written order that will be submitted to the Court shortly. Plaintiff's counsel announced at the October 18, 1999 hearing that he intended to petition the court for an order directing Illini and ISTC to pay Plaintiff's attorneys' fees pursuant to the attorney fee provision of the Rights Agreement. Plaintiff has not yet filed her petition, but a hearing has been scheduled for December 9, 1999. Illini and ISTC intend to oppose Plaintiff's petition vigorously. An appeal by Plaintiff from all adverse orders is anticipated.

Ida R. Noll v. Illini Corporation, et al.,
Sangamon County Case No. 98 MR 226

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

    The presiding judge in this case is the same judge that presides in the Quinn case. On July 6, 1999, Illini adopted a Second Amendment to its Shareholder Rights Agreement. Illini moved on August 31, 1999 for summary judgment as to the counts of the second amended complaint directed against it. Illini's motion argued that the adoption of the Second Amendment rendered the case against it moot. The Defendant directors also filed on or about September 15, 1999 a joint motion for summary judgment as to the counts directed against them on October 18, 1999, after denying Plaintiff's motion to continue the hearing, the Court granted both motions. Counsel for the Defendants are preparing written orders for entry by the Court. Plaintiff's counsel also requested leave of court to file a petition for payment of attorneys' fees by Illini, which has not yet been filed. A hearing has been scheduled for December 9, 1999. Illini will vigorously oppose Plaintiff's petition. Illini anticipates that Noll will appeal this case.

Ida R. Noll v. Ernest H. Huls, Illini Corporation, et al.,
Sangamon County Case No. 99 CH 196

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

    In June 1999, Illini and ISTC filed a joint Motion to Dismiss Noll's Complaint on the grounds that the alleged acquiring person, Ernest Huls, is not a beneficial owner of a substantial block of Illini common stock. The Motion to Dismiss was scheduled for hearing on July 20, 1999 but on July 16, 1999 Plaintiff's counsel moved for a substitution of judges. Illini and ISTC opposed substitution, but the court granted the motion. The case has been reassigned to Judge Tim Olson. Briefing of the Motion to Dismiss has been completed, and the Motion to Dismiss is scheduled for hearing on November 10, 1999.

Item 2.  Changes in Securities—none

Item 3.  Defaults Upon Senior Securities—none

Item 4.  Submission of Matters to a Vote of Security Holders—none

Item 5.  Other Information—none

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

    The Exhibits filed herewith are set forth in the Exhibit Index filed as a part of these Form 10-QSB.

  (b)
  Reports on Form 8-K:

    Illini filed a Form 8-K on July 12, 1999, relative to a second amendment to the Company's Shareholder Rights Plan.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ILLINI CORPORATION (REGISTRANT)
/S/ BARNARD K. MCHONE Barnard K. McHone President	November 10, 1999 Date signed
/s/ DEANN HAGER Deann Hager Finance Manager	November 10, 1999 Date signed

EXHIBIT INDEX

Number	Description
27	Financial Data Schedule