Form 10KSB40
period 1999-12-31
ILLINI CORP
filed 2000-03-29
CIK 730037

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

                       For the fiscal year ended December 31, 1999
                            Commission file number 0-13343

                               ILLINI CORPORATION
                 (Name of small business issuer in its charter)

                                    Illinois
                            (State of Incorporation)

                                   37-1135429
                           (I.R.S. Employer I.D. No.)

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

The Registrant's revenues for fiscal year 1999 were $14,095,000.

On March 1, 2000, 571,789 shares of common stock were outstanding. The aggregate market value of such shares held by non-affiliates of the registrant was approximately $17,153,670 (based on the average of the bid and asked prices of securities traded through Hillard Lyons & Associates, Louisville, Kentucky).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Corporation's definitive proxy statement for the 2000 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III, hereof.

TABLE OF CONTENTS

PART I                                                                                                          PAGE
1.   Description of Business.......................................................................................2
2.   Properties....................................................................................................7
3.   Legal Proceedings.............................................................................................8
4.   Submission of Matters to a Vote of Security Holders...........................................................9

PART II

5.   Market for Common Equity and Related Stockholder Matters.....................................................10
6.   Management's Discussion and Analysis of Financial Condition & Results of Operations..........................10
7.   Financial Statements.........................................................................................31
8.   Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure.......................................................................52

PART III

9.   Directors and Executive Officers of the Registrant...........................................................52
10.  Executive Compensation.......................................................................................52
11.  Security Ownership of Certain Beneficial Owners and Management...............................................52
12.  Certain Relationships and Related Transactions...............................................................52
13.  Exhibits and Reports on Form 8-K.............................................................................53

Signatures........................................................................................................54


PART I

ITEM 1. - DESCRIPTION OF BUSINESS

     Illini Corporation (or "Corporation"), a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of the State of Illinois in 1983. Illini Corporation presently operates two wholly owned subsidiary banks, Illini Bank, with 18 locations throughout five counties in central Illinois, and Farmers State Bank of Camp Point. Illini Corporation's executive offices are located at 3200 West Iles Avenue, Springfield, Illinois 62707, and its telephone number is 217/787-5111.

     Illini Corporation's management philosophy is to centralize overall corporate policies, procedures, and administrative functions and to provide operational support for the subsidiary banks. While each location is allowed flexibility in responding to local market conditions and customer and community needs, Illini Corporation operates as a single business segment. Illini Corporation is committed to being a well managed, profitable financial institution providing a broad range of financial services and products, as well as contributing to the economic and social environment of its communities.

     Illini Bank ("Illini") is an Illinois state bank, which had total assets of $180.9 million at December 31, 1999. Illini maintains 18 banking facilities in the following Illinois communities: Springfield, Lincoln, Petersburg, Auburn, Danvers, Dawson, Divernon, Elkhart, Greenview, Hudson, Mechanicsburg, Owaneco, Sherman, Stonington, and Tallula. Farmers State Bank of Camp Point ("Camp Point") is an Illinois state bank, which had total assets of $35.7 million at December 31, 1999. Camp Point maintains one banking facility located in Camp Point, Illinois.

     Each Bank offers their customers a wide variety of financial services and products. Deposit products include a variety of checking, NOW, money market, savings, investment sweep accounts, and certificates of deposit. Lending products include short, intermediate, and long-term business and agricultural loans, commercial and residential real estate loans, personal and consumer purchase loans, home equity loans, and personal secured and unsecured lines of credit. Additional product offerings include letters of credit, credit cards, notary services, safe deposit boxes, and check imaging.

     Illini and Camp Point's deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") under the Bank Insurance Fund ("BIF") to the maximum amount allowed by law. Illini Corporation is supervised and regulated by the Board of Governors of the Federal Reserve ("FRB") and Illini and Camp Point are supervised and regulated by the FDIC and the Office of Banks and Real Estate of the State of Illinois.

-    COMPETITION

     The activities and geographic markets in which Illini and Camp Point are engaged are highly competitive. Competition among financial institutions is based upon interest rates offered on deposit accounts and on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.

     Each bank competes with other banks, savings and loan associations, credit unions, industrial loan associations, securities firms, insurance companies, small loan companies, finance companies, mortgage companies, certain governmental agencies, and credit organizations.

-    SUPERVISION AND REGULATION - GENERAL

     Various federal and state banking laws and regulations affect the business of Illini Corporation. Illini Corporation is subject to supervision, regulation, and periodic examination by the Board of Governors of the FRB. Illini Corporation's subsidiary banks are subject to supervision, regulation, and periodic examinations by the Commissioner of Banks and Real Estate and the FDIC. The following is a summary of certain statutes and regulations affecting Illini Corporation, Illini and Camp Point. This summary is qualified in its entirety by such statutes and regulations, which are subject to change based on pending and future legislation and action by regulatory agencies. Proposals to change the laws and regulations governing the operation of banks and companies which control banks and other financial institutions are frequently raised in Congress. The likelihood of any major legislation and the impact such legislation might have on Illini Corporation, Illini or Camp Point is, however, impossible to predict.

-    THE BANK HOLDING COMPANY ACT

     As a bank holding company, Illini Corporation is subject to regulation by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The BHCA restricts the product range of a bank holding company by circumscribing the types of businesses it may own or acquire. The BHCA limits a bank holding company to owning and managing banks or companies engaged in activities determined by the FRB to be closely related to banking. As described more fully in the "Recent Developments" section immediately following, a bank holding company that becomes a financial holding company may engage in additional activities.

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

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), since September 29, 1995, the FRB is permitted, under specified circumstances, to approve the acquisition by a bank holding company located in one state of a bank or a bank holding company located in another state, without regard to most prohibitions contained in state law.

     The Riegle-Neal Act permits states to require that a target bank have been in operation for a minimum period, up to five years, and to impose non-discriminatory limits on the percentage of the total amount of deposits with insured depository institutions in the state which may be controlled by a single bank or bank holding company. In addition, the Riegle-Neal Act imposes federal deposit concentration limits (10% of nationwide total deposits, and 30% of total deposits in the host state on applications subsequent to the applicant's initial entry to the host state), and adds new statutory conditions to FRB approval, e.g., the applicant is adequately capitalized and adequately managed.

     The Riegle-Neal Act also authorized, effective June 1, 1997, the federal banking regulators to approve applications for mergers of depository institutions across state lines without regard to whether such activity is contrary to state law. Any state could, however, by adoption of a non-discriminatory law after September 29, 1994 and before June 1, 1997, elect to opt-out of the provision. The effect of opting out is to prevent banks chartered by, or having their main office located in, such state from participating in any interstate branch merger. Each state was permitted to retain a minimum age requirement of up to five years, a non-discriminatory deposit cap, and non-discriminatory notice or filing requirements. The responsible federal agency will apply the same federal concentration limits and capital and management adequacy requirements noted above with respect to BHCA applications. Only Texas opted-out of the interstate merger provision.

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

-    RECENT DEVELOPMENTS

     On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act ("GLB Act"). Under the GLB Act , bank holding companies that meet certain standards are permitted to engage in a wider range of activities than has been permitted up to now, including securities and insurance activities. Specifically, a bank holding company that elects to become a "financial holding company" may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is (i) financial in nature or incidental thereto, or (ii) complementary to any such financial-in-nature activity, PROVIDED that such complementary activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company may elect to become a financial holding company only if each its depository institution subsidiaries is well-capitalized, well-managed, and has a Community Reinvestment Act rating of "satisfactory" or better at its most recent examination.

     This new law specifies many activities that are financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in, or making a market in securities; and those activities currently permitted for bank holding companies that are so closely related to banking, or managing or controlling banks, as to be proper incident thereto.

     The GLB Act changes federal laws to facilitate affiliation between banks and entities engaged in securities and insurance activities. The law also establishes a system of functional regulation under which banking activities, securities activities, and insurance activities conducted by financial holding companies and their subsidiaries and affiliates will be separately regulated by banking, securities, and insurance regulators, respectively.

     The GLB Act affects many other changes to federal law applicable to Illini Corporation, Illini, and Camp Point. One of these changes is a requirement that financial institutions take steps to protect customers' "nonpublic personal information." The new law requires the promulgation of several new regulations, which are expected to be finalized by November 12, 2000 (i.e., one year after passage of the law). At present, we are unable to predict the impact the Gramm-Leach-Bliley Act will have on Illini Corporation and its subsidiaries.

-    DIVIDEND RESTRICTIONS

     Illini Corporation's principal source of income is the payment of dividends on the stock of the banks owned by Illini Corporation. Illinois law restricts the Bank's ability to pay these dividends. Under the Illinois Banking Act, no dividend may be declared by an Illinois state-chartered bank
(i) except out of the bank's net profits and (ii) unless the bank has transferred to surplus at least one-tenth of its net profits since the date of the declaration of the last preceding dividend, until the amount of its surplus is at least equal to its capital. Net profits under the Illinois Banking Act must be adjusted for losses and bad debts (i.e. debts owing to the bank on which interest is past due and unpaid for a period of six months or more unless such debts are well secured and in the process of collection).

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), no insured depository institution may declare any dividend if, following the payment of such dividend, the institution would be undercapitalized.

-    TRANSACTIONS WITH AFFILIATES AND INSIDERS

     Illini Bank, Camp Point and Illini Corporation are affiliates of each other and, as such, are subject to certain federal restrictions on loans and extensions of credit to Illini Corporation, on investments in Illini Corporation and its affiliates' securities, on acceptance of such securities as collateral for loans to any borrower and on leases and services and other contracts between the banks and Illini Corporation. Additionally, regulations allow each Bank to extend credit to the executive officers, directors, and principal shareholders or their related interests only if the loan is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-insiders. Moreover, loans to insiders must not involve more than the normal risk or repayment or present other unfavorable features and must, in certain circumstances, be approved in advance by a majority of the entire board of directors of each bank. The aggregate amount that can be lent to all insiders is limited to each banks unimpaired capital and surplus. There are additional limitations on the amount of loans that can be made to each banks executive officers.

-    DEPOSIT INSURANCE

     Deposits held by Illini and Camp Point are insured, to the extent permitted by law, by the Bank Insurance Fund ("BIF") administered by the FDIC. A minimum designated reserve ratio of 1.25 percent of insured deposits has been established for the BIF. However, the FDIC may set a higher designated reserve ratio if circumstances raise a significant risk of substantial future losses to the BIF. Assessment rates are established sufficient to maintain reserves at the designated reserve ratio or, if the ratio is less than the designated ratio, to increase the ratio to the designated ratio within a reasonable period of time.

     As required under FDICIA, the FDIC has established a system of risk-based deposit insurance premiums. Under this system each insured institution's assessment is based on the probability that the BIF will incur a loss related to that institution, the likely amount of the loss, and the revenue needs of the BIF.

     Under the current risk-based assessment system, a depository institution pays an assessment of between 0 cents and 27 cents per $100 of insured deposits based on its capital level and risk classification. To arrive at a risk-based assessment for an insured institution, the FDIC places it in one of nine risk categories using a two step analysis based first on capital ratios and then on relevant supervisory information.

     In addition, pursuant to the Deposit Insurance Funds Act of 1996, the FDIC imposed a special assessment on bank deposits at a rate not tied to risk classification in order to service debt on the Financing

Corporation (FICO) bonds issued in connection with the federal government's bail out of the thrift industry. Any further significant changes in the deposit insurance assessment rate imposed by the FDIC could have a material effect on the earnings of Illini Corporation.

-    CAPITAL REQUIREMENTS

     The FRB has imposed risk-based capital guidelines applicable to Illini Corporation. These guidelines require that bank holding companies maintain capital commensurate with both on and off balance sheet credit and other risks of their operations. Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets of 8 percent. In addition, a bank holding company must maintain a minimum ratio of Tier 1 capital equal to 4 percent of risk-weighted assets. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. As a supplement to risk-based capital requirements, the FRB has also imposed leverage capital ratio requirements. The leverage ratio requirements establish a minimum required ratio of Tier 1 capital to total assets less goodwill of 3 percent for the most highly rated bank holding companies. All other bank holding companies are required to maintain additional Tier 1 capital yielding a leverage ratio of 4 percent to 5 percent, depending on the particular circumstances and risk profile of the institution. Refer to the Capital Resources Section of Item 6 and Note 14 included under Item 7 for a summary of Illini Corporation's capital ratios as of December 31, 1999 and 1998.

     Each bank is also subject to risk-weighted capital standards and leverage measures, which are similar, but in some cases not identical, to the requirements for bank holding companies, which apply to Illini Corporation. At December 31, 1999, Illini and Camp Point met all applicable capital requirements. Under FDICIA, the federal bank regulators must take various specified prompt corrective actions based on levels of an insured depository institution's capital that are below the adequately capitalized level. These prescribed actions increase restrictions on the institution as its capital declines.

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

     The Federal Deposit Insurance Act generally requires all depository institutions to be examined annually by the banking regulators. Depository institutions with assets of $250 million or less which are well capitalized, well managed, have a CAMELS rating of 1 (or a CAMELS rating of 2 for institutions with assets of $100 million or less), are not subject to a formal enforcement proceeding or order and have not undergone a change in control in the previous twelve months are eligible to be examined every eighteen months. FDIC regulations also require insured depository institutions having $500 million or more in total assets to prepare annual financial statements which are audited by an independent public accountant, to have an audit committee comprised solely of outside directors, and to hire outside auditors to evaluate the institution's internal control structure. For institutions that are subsidiaries of bank holding companies, the financial statement requirement can be satisfied by audited financial statements of the consolidated bank holding company. Other audit related requirements for subsidiary institutions that have total assets of less than $5 billion or assets of $5 billion or more and a composite CAMELS rating of 1 or 2 also may be satisfied by the parent bank holding company. The FDIC, in adopting the regulations, reiterated its belief that every depository institution, regardless of size, should have an annual independent audit and an independent audit committee.

-    MONETARY POLICY AND ECONOMIC CONDITIONS

     The business of commercial banks, such as Illini and Camp Point is affected by monetary and fiscal policies of various regulatory agencies, including the FRB. Among the regulatory techniques available to the FRB are open market operations in United States Government securities, changing the discount rate for member bank borrowings, and imposing and changing the reserve requirements applicable to member bank deposits and to certain borrowings by member banks and their affiliates (including parent companies). These policies influence to a significant extent the overall growth and distribution of bank loans, investments and deposits and the interest rates charged on loans, as well as the interest rates paid on savings and time deposits.

     The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of constantly changing conditions in the national economy and the money market, as well as the effect of acts by the monetary and fiscal authorities, including the FRB, no definitive predictions can be made by Illini Corporation or the banks as to future changes in interest rates, credit availability, deposit levels, or the effect of any such changes on Illini Corporation's or the banks operations and financial condition.

-    EMPLOYEES

     As of December 31, 1999, Illini Corporation, Illini and Camp Point had 111 total employees and 81 full-time employees.

-    STATISTICAL DISCLOSURE

                                                                          PAGE(S)
Consolidated Average Balances, Interest
     Income/Expense and Yields/Rates......................................21 & 22
Rate/Volume Variance Analysis..................................................20
Investment Securities Available for Sale.......................................12
Investment Securities Available for Sale Maturity Schedule.....................13
Loan Portfolio.................................................................13
Selected Loan Maturity and Interest Rate Sensitivity...........................14
Nonperforming Assets...........................................................25
Summary of Loan Loss Experience................................................24
Allocation of Allowance for Loan Losses........................................24
Maturities of Time Deposits....................................................15
Return on Equity and Assets....................................................19
Interest Rate Sensitivity Analysis.............................................16
Noninterest Income.............................................................27
Noninterest Expense............................................................28


ITEM 2. - DESCRIPTION OF PROPERTIES

         Illini Corporation's corporate offices are located at 3200 West Iles Avenue, Springfield, Illinois. Illini owns 15 and leases three of the banking offices at which it operates. Operating leases are further discussed in "Item
7. Financial Statements-Note 5" which is incorporated by reference herein. Illini operates four banking offices in Springfield, Illinois and one each in the following Illinois communities: Auburn, Danvers, Dawson, Divernon, Elkhart, Greenview, Hudson, Lincoln, Mechanicsburg, Owaneco, Petersburg, Sherman, Stonington, and Tallula. Illini leases space for the banking offices in Lincoln, Petersburg and 615 W. Jefferson, Springfield. Camp Point owns and operates one office in Camp Point, Illinois, located at 206 E. Wood Street.

ITEM 3. - LEGAL PROCEEDINGS

MARY QUINN V. ILLINI CORPORATION AND ILLINOIS STOCK TRANSFER CO.,
Sangamon County Case No. 98 CH 240

         Illini Corporation adopted a Shareholder Rights Agreement on June 20, 1997, and named Illinois Stock Transfer Company ("ISTC") as its rights agent thereunder. Illini Corporation was notified in May 1998 of a threatened complaint against ISTC by an Illini Corporation shareholder. The shareholder, Mary K. Quinn ("Quinn"), who owns 21 shares of stock in Illini Corporation, filed suit against ISTC on June 9, 1998 in the Seventh Judicial Circuit Court, Sangamon County, Illinois. Quinn sought to compel ISTC to distribute rights certificates to Illini Corporation's shareholders and further sought to certify all Illini Corporation shareholders as a class. Quinn asserted that Ida R. Noll became an acquiring person under the Rights Agreement on April 16, 1998, and that the Rights Agreement was triggered. ISTC is being represented in the litigation by Howard & Howard, which vigorously contested Quinn's assertions that Ida R. Noll was an acquiring person, that the Rights Agreement had been triggered, and that ISTC had a duty to distribute rights certificates.

         On June 9, 1998, Quinn filed a Motion to Certify the Class, which was granted on December 29, 1998. On January 13, 1999, Quinn filed an Amended Complaint adding Illini Corporation as a defendant to her action. Illini Corporation is represented in the litigation by Howard & Howard. Both Illini Corporation and ISTC answered the Amended Complaint and denied that Ida R. Noll was an acquiring person. Quinn asserted that she was entitled to recover her attorneys' fees from Illini Corporation and ISTC.

         Quinn filed a Motion for Summary Judgment that asked the Court to determine as a matter of law that Ida R. Noll became an acquiring person on April 16, 1998, that the Rights Agreement was triggered as a result and that Illini Corporation and ISTC had a duty to distribute rights certificates to all shareholders as of April 16, 1998, except for Ida R. Noll. Illini Corporation opposed Quinn's Motion for Summary Judgment, which was heard by the Court on June 18, 1999. On June 29, 1999, the Court entered an Opinion and Order denying Quinn's Motion for Summary Judgment.

         On or about May 6, 1999, counsel for Quinn advised Illini Corporation's counsel of their intent to seek an injunction that would preclude Illini Corporation from completing its acquisition of the Farmers State Bank of Camp Point (Camp Point), pending further order of the Court. Quinn subsequently filed a Motion for Preliminary Injunction and a Memorandum of Law in Support of her Motion. Quinn argued that the class (consisting of all Illini Corporation's shareholders as of April 16, 1998, except for Ida R.
Noll) would be irreparably harmed if the Camp Point merger closed prior to a determination on the merits of her suit. Illini Corporation filed extensive briefs in opposition to the Motion for Preliminary Injunction, and the Court heard the Motion on July 1, 1999. The Court entered a written Order on July 13, 1999, denying the Motion for Preliminary Injunction.

         Quinn's counsel filed a Motion for Reconsideration of the Orders denying Quinn's Motion for Summary Judgment and Motion for Preliminary Injunction. Illini Corporation and ISTC filed a Motion for Summary Judgment on August 25, 1999. At a hearing held on October 18, 1999, the Court granted Illini Corporation and ISTC's Motion for Summary Judgment and denied Quinn's Motion for Reconsideration. An Order was subsequently entered on January 12, 2000.

         Quinn's counsel announced on October 18, 1999, the intention to petition the Court for an order directing Illini Corporation and ISTC to pay Quinn's attorneys' fees pursuant to the attorney fee provision of the Rights Agreement. Quinn's fee petition was heard and denied. Quinn has filed a pending appeal as to all adverse orders.

IDA R NOLL V. ILLINI CORPORATION, ET AL.,
Sangamon County Case No. 98 MR 226

         On or about July 17, 1998, Ida R. Noll ("Noll") filed a 14 count complaint against Illini Corporation and all members of Illini Corporation's Board of Directors serving at that time, except William Walschleger, Jr., in the Seventh Judicial Circuit, Sangamon County, Illinois. On September 28, 1998, Judge Carmody dismissed the complaint and granted Noll 21 days to file an Amended Complaint. Noll filed an Amended Complaint on October 19, 1998. The Amended Complaint was also dismissed, but Noll was granted leave to file a Second Amended Complaint. Illini Corporation and the directors answered the Second Amended Complaint.

         The Second Amended Complaint arose out of Illini Corporation's adoption of a Shareholder Rights Agreement on June 20, 1997, Illini Corporation's subsequent adoption of a First Amendment to the Rights Agreement on July 1, 1998, and the Noll's assertion that she became an "acquiring person" under the Rights Agreement on April 16, 1998. Noll sought declaratory and injunctive relief from Illini Corporation and the directors regarding the alleged triggering of the Rights Agreement. Noll also challenged the enforceability and validity of the First Amendment to the Rights Agreement. Noll sought compensatory and punitive damages against the directors arising out of the directors' alleged breaches of fiduciary duty committed in connection with the Rights Agreement and the First Amendment to the Rights Agreement. Noll sought recovery of her attorneys' fees and costs in connection with her action, alleging attorneys' fees through October 23, 1998 of approximately $50,000 and expenses of approximately $5,000. Illini Corporation and the directors vigorously contested and opposed the allegations.

         On July 6, 1999, Illini Corporation adopted a Second Amendment to its Shareholder Rights Agreement. Illini Corporation moved on August 31, 1999, for summary judgment as to the counts of the Second Amended Complaint directed against it. Illini Corporation's motion argued that the adoption of the Second Amendment rendered the case against it moot. The Defendant directors also filed on or about September 15, 1999, a Joint Motion for Summary Judgment as to the counts directed against them. On October 18, 1999, after denying Noll's motion to continue the hearing, the Court granted both motions. Counsel for the Defendants submitted written orders granting the Defendants' summary judgment motions, which were entered by the Court on January 12, 2000.

         Noll's counsel filed a petition for payment of her attorneys' fees by Illini Corporation, which was heard on December 9, 1999. The Court denied Noll's fee petition. Noll filed a Motion for Reconsideration of the Orders granting the Defendants' Motions for Summary Judgment and denying attorneys' fees. Hearing on that Motion will be held on April 11, 2000.

IDA R. NOLL V. ERNEST H. HULS, ILLINI CORPORATION, ET AL,
Sangamon County Case No. 99 CH 196

         On or about April 22, 1999, Ida R. Noll ("Noll") filed a new lawsuit against Illini Corporation, Illinois Stock Transfer Company, Ernest H. Huls and Farmers State Bank of Camp Point in the Seventh Judicial Circuit Court, Sangamon County, Illinois. The Complaint sought specific performance of the Rights Agreement alleging that Ernest Huls became an acquiring person under the Rights Agreement by reason of his right to receive shares of Illini Corporation common stock pursuant to an Agreement and Plan of Reorganization between Illini Corporation and the Farmers State Bank of Camp Point. Noll sought to compel Illini Corporation and ISTC to distribute rights certificates to all shareholders of Illini Corporation, except for Mr. Huls. Illini Corporation strongly disputes Noll's assertion that Ernest Huls has become an acquiring person under the Rights Agreement.

         In June 1999, Illini Corporation and ISTC filed a joint Motion to Dismiss Noll's Complaint on the grounds that the alleged acquiring person, Ernest Huls, was not a beneficial owner of a substantial block of Illini Corporation common stock. The Motion to Dismiss was scheduled for hearing on July 20, 1999, but on July 16, 1999, Noll's counsel moved for a substitution of judges. Illini Corporation and ISTC opposed substitution, but the court granted the motion.

         The case has been reassigned to Judge Tim Olson. Briefing of the Motion to Dismiss was completed, but the Court continued the hearing on the Motion to Dismiss. The presiding judge recused himself just prior to a scheduled case management conference on March 9, 2000. We are awaiting reassignment by the chief judge of the circuit to a new judge.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II.

ITEM 5. - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Illini Corporation is traded on the Nasdaq over the counter bulletin board (OTCBB). The following table sets forth the high and low bid prices by calendar quarter of the common stock of Illini Corporation as reported by Hillard Lyons & Associates, Dean Witter Reynolds, Inc. and Howe Barnes Investments, Inc. in 1999 and 1998. The prices shown do not reflect retail mark-ups, markdowns, or commissions and may not represent actual transactions.

                                                                       CASH
                                                                  DIVIDENDS
1999                          HIGH                LOW              DECLARED
---------------------------------------------------------------------------
1ST QUARTER                 $29.00             $28.75                  $.25
2ND QUARTER                  29.00              29.00                   .25
3RD QUARTER                  30.50              29.00                   .25
4TH QUARTER                  30.50              30.00                   .25

                                                                       CASH
                                                                  DIVIDENDS
1998                          HIGH                LOW              DECLARED
---------------------------------------------------------------------------
1st Quarter                 $28.50             $28.00                  $.25
2nd Quarter                  28.50              28.50                   .25
3rd Quarter                  28.75              28.50                   .25
4th Quarter                  28.75              28.75                   .25


     As of December 31, 1999, there were 1,457 shareholders of record of Illini Corporation common stock.

     In 1999 and 1998, Illini Corporation issued $1.00 per share in dividends, which resulted in $479,289.25 in 1999 and $448,456.00 in 1998. Due to its status as a bank holding company, Illini Corporation's ability to issue dividends is restricted by regulatory provisions set forth in "Item 1. Description of Business--Supervision and Regulation--Dividend Restrictions" which is incorporated by reference herein.

-------------------------------------------------------------------------------

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-    INTRODUCTION

     The following discussion highlights the significant factors affecting the operations and financial condition of Illini Corporation for the two fiscal years ended December 31, 1999 and December 31, 1998. The discussion should be read in conjunction with the consolidated financial statements, accompanying notes, and selected financial data appearing set forth in "Item
7. Financial Statements" which is incorporated by reference herein.

     Illini Corporation cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report, or made by management involve estimates and uncertainties and are subject to change based upon various important factors. Actual results for 2000 and beyond could differ materially from results expressed or implied by forward looking statements in this report.

-    SUMMARY

     Management completed the reengineering of the Illini's operational design that began in early 1998. Also, on November 19, 1999, the purchase of Camp Point was completed. Camp Point had $33 million in total assets as of November 19, 1999 and is located in Camp Point, Illinois. Net income for 1999 was $672,000 or $1.45 per share. This represents a 6.66% increase over 1998 net income of $630,000. The 1999 results were consistent with management's estimates.

     The modest increase in earnings resulted from the stabilizing of Illini's overhead structure. Interest and fee income on loans increased $1,390,000 in 1999 to $9,117,000, a result of a focused sales efforts that increased loan balances and the efficiency of the centralized credit department.

     The increase in operating expenses was primarily in six areas. Increased occupancy expense related to the increased cost of the new banking center, increased equipment and communication expenses associated with Year 2000 upgrades, increased correspondent fees due to bank growth, and continued high costs for attorneys and consultants assisting management with shareholder related activities.

     Non interest income decreased $372,000 in 1999. The decrease was the result of a gain on other real estate owned of $460,000 in 1998.

     Management continues to focus on maintaining high credit quality, reduced operating costs, higher revenues through improved sales efforts, and continued development of our associates in becoming a low cost, customer first service provider.

     The following table details changes in Illini Corporation's net income per share over the last two fiscal years.


                      CHANGE IN EARNINGS PER SHARE (EPS)
                                FOR 1999 AND 1998

                                            1999-98               1998-97
                                            -------               -------
PER SHARE

Net income prior period                      $ 1.40                $ 1.45
Change in EPS attributable to change in:
    Net interest income                        1.52                 (1.08)
    Provision for loan losses                 (0.14)                 0.22
    Noninterest income                        (0.96)                 1.45
    Noninterest expense                       (0.02)                (0.56)
    Income tax expense                        (0.35)                (0.08)
                                            ---------             --------

Net increase (decrease)                        0.05                 (0.05)
                                            -------               --------

Net income current period                   $  1.45                $ 1.40
                                            =======               =======


-    OVERVIEW-BALANCE SHEET REVIEW

     Average assets were $173.3 million in 1999, an increase of $19.7 million, or 12.8%, from 1998. The acquisition of Camp Point contributed $4.1 million to the total increase of $19.7 million in average assets. Average loans were $105.3 million in 1999, an increase of $21.3 million, or 25.4%, from 1998. Management believes the increase in loan volume is an expected outcome from the reengineering of the Corporation and efforts to aggressively pursue new loan relationships in both consumer and commercial loan services. Average deposits were $153.3 million in 1999, an increase of $16.7 million, or 12.3%, from 1998. We believe this trend of growth will continue as our product offerings become more sophisticated and the level of merger and acquisition activity continues to rise.

-    SECURITIES

     Total securities as of December 31, 1999 were $57.0 million, an increase of $3.7 million, or 6.9%, over the prior year-end. At December 31, 1999 and 1998, the total securities portfolio comprised 26.3% and 33.1% respectively of total assets.

     Illini Corporation's investment strategy is to maximize portfolio yields commensurate with credit risk and liquidity considerations. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment. Approximately $8.1 million, or 14.2%, of the securities portfolio at December 31, 1999 matures or reprices within one year. Scheduled maturities and the prepayment of mortgage-backed securities represent a source of liquidity for Illini and Camp Point, as well as federal funds sold, federal funds purchased lines, and lines of credit established at other banks which are discussed further in the Liquidity section of this report.

     Mortgage-backed securities as of December 31, 1999 totaled $31.3 million and represent 54.9% of total securities. The distribution of mortgage-backed securities include $18.6 million of U.S. government agency mortgage-backed pass through securities and $12.7 million of private issue collateral mortgage obligations, all of which are rated AAA.

     At December 31, 1999, securities available for sale totaled $57.0 million. There were no securities classified as held to maturity or trading at the end of 1999 or 1998. The securities available for sale portfolio at the end of 1999 included gross unrealized gains of $107,000 and gross unrealized losses of $1,228,000, of which the combined effect, net of tax, is included as an unrealized loss in stockholders' equity. For comparative purposes, at December 31, 1998, gross unrealized gains of $744,000 and gross unrealized losses of $81,000 were included in the securities available for sale portfolio, which is set forth in "Item 7. Financial Statements -Note 3" which is incorporated by reference herein.

-    MATURITIES AND DURATION

     The maturities and weighted average yields of the investment portfolio at the end of 1999 are presented in the following table. Maturities of private mortgage-backed securities are based on their average expected lives and include the effects of anticipated prepayments. All other securities are listed at their actual maturity or contractual repricing interval. The amounts and yields disclosed reflect the net carrying value, which is the same as fair value. Taxable equivalent adjustments, using a 34% tax rate, have been made in calculating yields on tax-exempt obligations.

     The securities portfolio at December 31, 1999, contained no securities of any issuer with an aggregate book or market value in excess of 10% of shareholders' equity of Illini Corporation, excluding those issued by the United States government, or its agencies or corporations.

-------------------------------------------------------------------------------
                       MATURITIES AND YIELD OF SECURITIES

                                                                     WEIGHTED AVERAGE
                                                     TOTAL         TAX EQUIVALENT YIELD
                                                     -----         --------------------
U.S. Treasury securities:                                 (dollars in thousands)
     0 to 1 year                                   $       200               5.77%
     1 to 5 years                                        1,987               5.57
                                                   -----------
     Total                                         $     2,187               5.59%
                                                   ===========               ====

U.S. government agencies:

     0 to 1 years                                  $     1,418               5.84%
     1 to 5 years                                       10,153               6.45
     5 to 10 years                                       1,886               6.12
                                                   -----------
     Total                                         $    13,457               6.34%
                                                   ===========               ====

Mortgage-backed securities and collateralized mortgage obligations:

     0 to 1 year                                   $     7,267               6.09%
     1 to 5 years                                       18,290               6.09
     5 to 10 years                                       3,710               6.21
     Over 10 years                                       1,988               6.18
                                                   -----------
     Total                                         $    31,255               6.11%
                                                   ===========               ====

States of the U.S. and political subdivisions:

     0 to 1 year                                   $       936               7.20%
     1 to 5 years                                        2,789               7.13
     5 to 10 years                                       4,528               7.36
     Over 10 years                                         994               8.21
                                                   -----------
     Total                                         $     9,247               7.37%
                                                   ===========               ====

Corporate Bonds

     0 to 1 year                                   $       249               6.36%

FHLB stock and other
  equity securities, no stated maturity            $       581               ----

Total securities:

     0 to 1 year                                   $    10,070               6.16%
     1 to 5 years                                       33,219               6.26
     5 to 10 years                                      10,124               6.71
     Over 10 years                                       2,982               6.86
     No stated maturity                                    581
                                                   -----------
     Total                                         $    56,976               6.35%
                                                   ===========               ====

-------------------------------------------------------------------------------

-    LOANS

     Illini Corporation's loan portfolio consists of a diverse variety of loan types within the following major categories: commercial real estate, residential real estate, consumer, commercial, and agricultural loans.

     Net loans increased $48.2 million from $85.8 million as of December 31, 1998 to $134.0 million as of December 31, 1999. The acquisition of Camp Point contributed $16.0 million to the total increase of $48.2 million in net loans. Average total loans increased $21.3 million from $84.0 million in 1998 to $105.3 million in 1999. Growth in the loan portfolio resulted primarily from management's priority on evaluating and managing credit risk in existing loan relationships and new business development.

     The largest increase was in commercial real estate loans for which the average balance increased $11.1 million to $42.0 million in 1999. Residential real estate loans increased $5.1 million to $25.9 million. Commercial loans increased $4.2 million to $14.9 million and agricultural loans increased $1.1 million to $8.5 million. Agricultural real estate loans increased $1.0 million to $3.7 million. While consumer loans decreased $1.2 million to $9.6 million. The acquisition of Camp Point, completed on November 19, 1999, had a minimal impact on the average balances.

     All of Illini Corporation's loans are domestic. Illini Corporation does not currently engage in foreign loans, lease financing, or loans to financial institutions. Additionally, Illini Corporation does not have any concentration of loans exceeding 10% of total loans, which are not otherwise disclosed under "types of loans."

     Each major type of loan will normally have different risk elements. Real estate loans and installment loans to individuals can be affected by the general strength of the economy in a given geographical area. A wide range of economic and other factors can impact the businesses to which commercial loans are extended. Such things as drought, floods, U.S. and foreign market prices, and federal government subsidies and programs can affect agricultural loans. Illini Corporation's susceptibility to these risk elements has decreased as prior deficiencies in overall loan portfolio management and credit risk management systems and controls have been corrected.

-    TYPES OF LOANS

     A summary of loans by type as of December 31, 1999 and 1998 is set forth in "Item 7. Financial Statements--Note 4" which is incorporated by reference herein.

-     MATURITIES AND INTEREST RATE SENSITIVITY OF LOANS

     $37.5 million, or 27.7%, of Illini and Camp Point's loan portfolios reprice within one year. $119.4 million, or 88.0%, of the portfolio reprices within five years. The relatively short duration of the loan portfolio requires diligence on the part of management to replace and/or renew maturing loans more frequently. However, it benefits the banks by decreasing its susceptibility to rising interest rates and by allowing management more frequent opportunities to reassess and adjust loan agreements with borrowers and to exit deteriorating loan relationships. 54.2% of commercial, financial, and agricultural loans mature within one year.

LOANS

                                                                                   MATURITY
                                                       -----------------------------------------------------------
                                                         ONE YEAR          ONE TO          AFTER
                                                         OR LESS         FIVE YEARS      FIVE YEARS       TOTAL
                                                       ----------        ----------      ----------     ----------
                                                                          (dollars in thousands)
Commercial, financial, and agricultural                $   16,616        $  12,489       $    1,535     $   30,640
Real estate construction                                    8,159              499              525          9,183
                                                       ----------        ---------       ----------     ----------
                                                       $   24,775        $  12,988       $    2,060     $   39,823
                                                       ==========        =========       ==========     ==========

                                                                       INTEREST SENSITIVITY
                                                       ------------------------------------------------
                                                           FIXED           FLOATING OR
                                                         INTEREST          ADJUSTABLE
                                                           RATES         INTEREST RATES        TOTAL
                                                       ----------        --------------      ----------
                                                                      (dollars in thousands)
Loans due after one but within five years              $  10,609           $   2,379         $   12,988
Loans due after five years                                   901               1,159              2,060
                                                       ---------           ---------         ----------
                                                       $  11,510           $   3,538         $   15,048
                                                       =========           =========         ==========

DEPOSITS

                                                                      AVERAGE BALANCES OF DEPOSITS AND
                                                                                COST OF FUNDS
                                                          ------------------------------------------------------
                                                                   1999                             1998
                                                                  AVERAGE                          AVERAGE
                                                          ----------------------           ---------------------
                                                          BALANCE           RATE           BALANCE          RATE
                                                          -------           ----           -------          ----
                                                                              (dollars in thousands)
Noninterest bearing demand deposits                    $   23,921             --         $   21,103           --
NOW and money market deposit accounts                      42,863           3.25%            35,319         3.61%
Savings deposits                                           17,382           2.01             17,474         2.41
Time deposits                                              69,158           5.26             62,676         5.53
                                                       ----------                        ----------
                                                       $  153,324           3.51%        $  136,572         3.78%
                                                       ==========           ====         ==========         ====

                                  MATURITY OF TIME DEPOSITS GREATER THAN $100,000
                                                AT DECEMBER 31, 1999
                                  --------------------------------------------------
                                      TIME             OTHER
                                  CERTIFICATES         TIME
                                   OF DEPOSIT         DEPOSITS               TOTAL
                                  ------------        --------               -----
                                             (dollars in thousands)
Three months or less                 $   6,785        $   2,100           $    8,885
Three to six months                      5,799               75                5,874
Six to twelve months                     3,815             ----                3,815
Over twelve months                       4,978             ----                4,978
                                     ---------        ---------           ----------
                                     $  21,377        $   2,175           $   23,552
                                     =========        =========           ==========

     Average deposits increased $16.7 million, or 12.3%, to $153.3 million in 1999. Due to the increase in deposits required to fund loan growth, management was required to increase deposit rates slightly. Although rates were increased, Illini and Camp Point's overall cost of funds related to deposits decreased 27 basis points to 3.51% in 1999. The overall decrease for cost of funds is due to a higher number of new transactional accounts. Noninterest bearing accounts increased $3.3 million to $29.5 million, NOW and Money Market accounts were up $11.4 million to $50.3 million, and Time Deposits increased $36.5 million to $97.3 million in 1999. Total deposits increased $52.7 million, or 36.9%, to $195.7 million at December 31, 1999.

-    LIQUIDITY

     Liquidity represents the availability of funding to meet obligations to depositors, borrowers, and creditors at a reasonable cost without adverse consequences. Accordingly, the liquidity position is influenced by the funding base and asset mix.

     Illini Corporation requires adequate liquidity to pay its expenses and pay stockholder dividends. Liquidity is provided to Illini Corporation in the form of dividends. In 1999, dividends from Illini amounted to $3.9 million compared to $0.7 million in 1998. Illini and Camp Point's liquidity is provided by bank cash balances, liquidation of short-term investments, loan payments, an overnight federal funds line of credit, and borrowings on a line of credit available with the Federal Home Loan Bank of Chicago. While the banks are limited in the amount of dividends they pay, as of December 31, 1999, a combined

$1.6 million was available for payment to Illini Corporation in the form of dividends without prior regulatory approval.

     Cash and cash equivalents, which include federal funds, increased $0.7 million to $13.0 million at December 31, 1999, compared to $12.3 million at December 31, 1998.

     The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities, and sales of investment securities available for sale.

     The liability portion of the balance sheet provides liquidity through federal funds purchased, securities sold under agreements to repurchase, and other short-term borrowings. As of December 31, 1999, Illini has established an overnight federal funds line of credit with an unaffiliated financial institution in the amount of $10.0 million, with the entire amount available for borrowing. Illini is also a member of the Federal Home Loan Bank of Chicago and has established a line of credit of approximately $18.2 million as of December 31, 1999, with the entire amount available for borrowing. As of December 31, 1999, Camp Point has established an overnight federal funds line of credit with an unaffiliated financial institution in the amount of $1.0 million, with the entire amount available for borrowing. The various sources of liquidity available to the banks provide ample long-term as well as short-term funding alternatives.

-    INTEREST RATE SENSITIVITY

     In conjunction with maintaining a satisfactory level of liquidity, management monitors the degree of interest rate risk assumed on the balance sheet. Illini Corporation monitors its interest rate risk by the use of static and dynamic gap models at the one-year interval. The static gap model monitors the difference in interest rate sensitive assets and interest rate sensitive liabilities that mature within the specified time frame as a percentage of total interest earning assets. The dynamic gap model goes further in that it assumes that interest rate sensitive assets and liabilities will be reinvested. Illini Corporation uses a computerized model to monitor its interest rate risk.

     Illini and Camp Point's static interest rate gap position as of December 31, 1999 is presented below:

                                                                        INTEREST RATE SENSITIVITY ANALYSIS
                                                      -------------------------------------------------------------------
                                                      UP TO 3          4 TO         TOTAL          OVER
                                                       MONTHS        12 MONTHS      1 YEAR        1 YEAR         TOTAL
                                                      ---------      ---------     ---------     ---------      --------
                                                                               (dollars in thousands)
Interest-earning assets:
  Loans                                               $  19,983      $  17,558     $  37,541     $  98,175     $ 135,716
  Debt and marketable equity securities                   3,156          4,962         8,118        48,858        56,976
  Federal funds sold                                      5,595             --         5,595            --         5,595
                                                      ---------      ---------     ---------     ---------      --------
      Total interest-earning assets                   $  28,734      $  22,520     $  51,254     $ 147,033     $ 198,287

Interest-bearing liabilities:
  Savings, NOW, and money market (1)                  $  34,414      $      --     $  34,414     $  34,414     $  68,828
  Time deposits                                          27,797         36,508        64,305        32,971        97,276
  Federal funds purchased and securities
    sold under agreements to repurchase                     394             --           394            --           394
                                                      ---------      ---------     ---------     ---------     ---------
      Total interest-bearing liabilities              $  62,605      $  36,508     $  99,113     $  67,385     $ 166,498

Gap by period                                         $ (33,871)     $ (13,988)    $ (47,859)    $  79,648     $  31,789

Cumulative gap                                        $ (33,871)     $ (47,859)    $ (47,859)    $  31,789     $  31,789

Cumulative gap as a percent of earning assets            -17.08%        -24.14%       -24.14%        16.03%        16.03%


(1) Illini Corporation's experience with transactional interest bearing demand, money market accounts, and savings accounts has been that these deposits are subject to immediate withdrawal, or re-pricing, with portions of the balances remaining relatively constant in periods of both rising and falling rates. Therefore, a portion of these deposits is included in the over 1 year category. If these deposits were all included in the total 1 year or less category the cumulative ratio of interest sensitive assets to interest sensitive liabilities would be -41.49%.

     In June of 1998, Illini Corporation engaged consultants to assist in asset/liability management efforts. Management believes that periodic reviews will enable Illini Corporation to proactively react to financial conditions in our market place. An asset/liability management policy was adopted October 15, 1998. There can be no assurance, however, that such steps will have the desired result.

-    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative financial instruments include futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. Illini and Camp Point currently do not enter into futures, forwards, swaps, or options. However, Illini and Camp Point are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and require collateral from the borrower if deemed necessary by each bank. Standby letters of credit are conditional commitments issued by each bank to guarantee the performance of a customer to a third party up to a stipulated amount and within specified terms and conditions.

     Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the banks until and unless the instrument is exercised.

     Each bank's exposure to market risk is reviewed by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet in order to minimize the inherent risk, while at the same time maximize income. Management realizes certain risks are inherent, such as the uncertainty of market interest rates, and that its goal is to identify and minimize the risks. The primary tool management uses to monitor and manage interest rate risk is a static gap report. Illini and Camp Point have no market risk sensitive instruments held for trading purposes.

The condensed gap report summarizing Illini and Camp Point's interest rate sensitivity is as follows:

                                                                      MARKET RISK SENSITIVE INSTRUMENTS
                                                       ---------------------------------------------------------------------
                                                                     OVER 1         OVER 3
                                                                  YEAR THROUGH    YEARS THROUGH      OVER
                                                       1 YEAR        3 YEARS         5 YEARS        5 YEARS           TOTAL
                                                       ------        -------         -------        -------           -----
                                                                             (dollars in thousands)
Assets:
   Debt and marketable equity securities              $  8,118       $  9,911      $   7,301     $   31,646     $    56,976
   Loans                                                37,541         50,560         31,281         16,334         135,716
   Federal funds sold                                    5,595             --             --            ---           5,595
                                                      --------       --------      ---------     ----------     -----------
                                                      $ 51,254       $ 60,471      $  38,582     $   47,980     $   198,287
                                                      ========       ========      =========     ==========      ==========

Liabilities:
   Savings, NOW and money market (1)                  $ 34,414      $ 34,414      $      --     $       --     $    68,828
   Time deposits                                        64,305        32,081            890             --          97,276
   Federal funds purchased and securities
      sold under agreements to repurchase                  394            --             --             --             394
                                                      --------      --------      ---------     ----------     -----------
                                                      $ 99,113      $ 66,495      $     890     $       --     $   166,498
                                                      ========      ========      =========     ==========      ==========

                                                                        AVERAGE
                                                       TOTAL         INTEREST RATE      FAIR VALUE
                                                       -----         -------------      ----------
Assets:
   Debt and marketable equity securities (2)          $  56,976          6.07%           $  56,976
   Loans (2)                                            135,716          8.68              132,317
   Federal funds sold                                     5,595          4.73                5,595

Liabilities:
   Savings, NOW and money market                      $  68,828          2.89%           $  68,828
   Time deposits                                         97,276          5.26               97,276
   Federal funds purchased and securities
      sold under agreements to repurchase                   394          5.10                  394


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

-    CAPITAL RESOURCES

     Total shareholders' equity increased from $15.4 million at December 31, 1998 to $17.3 million at December 31, 1999. The primary source of capital of Illini Corporation is retained earnings. Cash dividends per share were $1.00 for 1999 and 1998. Illini Corporation retained 28.7% of its earnings for 1999 and 28.9% for 1998.

     Regulatory guidelines require bank holding companies, commercial banks, and thrifts to maintain certain minimum ratios and define companies as "well capitalized" that sufficiently exceed the minimum ratios. The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions. To be "well capitalized," banks must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%. Illini's ratios as of December 31, 1999 were 6.59%, 9.42%, and 10.63%, respectively, which meet the criteria for "well capitalized." Camp Point's ratios as of December 31, 1999 were 13.23%, 22.06%, and 22.86%, respectively, which meet the criteria for "well capitalized." The Corporation's ratios as of December 31, 1999 were 7.32%, 10.86%, and 12.03%, respectively.

     As of December 31, 1999, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse impact on the Corporation's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

                                                                            KEY RATIOS
                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------------
                                              1999           1998            1997           1996            1995
                                              ----           ----            ----           ----            ----
Return on average assets                      0.39%          0.41%           0.44%          0.31%           0.89%
Return on average equity                      4.31           4.19            4.44           3.25           10.08
Dividend payout ratio                        71.30          71.15           69.00          91.17           29.29
Average equity to assets ratio                9.00           9.77            9.98           9.58            8.87


-    NET INTEREST INCOME

     Net interest income is the principal component of Illini Corporation's net income stream and represents the difference between interest and fee income generated from earning assets and interest expense paid on deposits and borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest bearing liabilities, can materially impact net interest income. The discussion of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

     Interest income increased $1.2 million from 1998 to 1999. Interest expense increased $0.3 million from 1998 to 1999, resulting in an increase in net interest income. Our net interest margin fell from a three year high of 4.96% in 1997 to 4.36% in 1999. The decline in the interest margin from its three year high in 1996 is due to the general decline in loan rates in the markets Illini Corporation serves. The securities portfolio has a weighted average tax equivalent yield of 6.07%, while our loan portfolio has an average yield of 8.68%. With the acquisition of Camp Point and the balanced increase in the loan balances of Illini, total earning assets increased to $198.3 million. Management plans to utilize cash flow from securities as an additional source of funds for loan growth.

         The $0.3 million increase in interest expense was primarily the result of a significant growth in the time deposits less than $100,000. Our average interest bearing liabilities grew $15.9 million, while experiencing a 30 basis point decrease to our cost of funds. Management believes our demonstrated ability to raise low cost funds together with our redesigned lending environment will provide an excellent opportunity to increase net interest income performance in 2000.

NET INTEREST INCOME - RATE/VOLUME VARIANCE ANALYSIS


                                                 1999-98                                      1998-97
                                  ------------------------------------------     ------------------------------------
                                    CHANGES IN          VOLUME        RATE         CHANGES IN       VOLUME      RATE
                                  INCOME/EXPENSE        EFFECT       EFFECT      INCOME/EXPENSE     EFFECT     EFFECT
                                  ------------------------------------------     ------------------------------------
                                                                    (dollars in thousands)
Short-term investments               $   (193)      $    (183)    $    (10)         $    175      $   191    $   (16)
Investment securities:
    Taxable                                57             121          (64)              376          625       (249)
    Nontaxable (*)                        (71)            (33)         (38)             (252)        (259)         7
Loans                                   1,383           1,934         (551)             (479)        (341)      (138)
                                     --------       ---------     ---------         ---------     --------   --------
    Total interest income            $  1,176       $   1,839     $   (663)         $   (180)     $   216    $  (396)
                                     --------       ---------     ---------         ---------     -------    --------

Savings and NOW accounts                   48             270         (222)              446          214        232
Time deposits                             169             359         (190)               54            6         48
Short-term borrowings                      99             105           (6)             (108)        (107)        (1)
Long-term borrowings                        0               0            0                 0            0          0
                                     --------       ---------     --------          --------      -------    -------
    Total interest expense           $    316       $     734     $   (418)         $    392      $   113    $   279
                                     --------       ---------     ---------         --------      -------    -------

    Net interest income              $    860       $   1,105     $   (245)         $   (572)     $   103    $  (675)
                                     ========       =========     =========         ========      =======    ========
-------------------------------------------------------------------------------------------------------------------

(*) Fully taxable equivalent basis using the federal statutory rate of 34% for all years presented. NOTE: The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES

                                                                YEAR ENDED DECEMBER 31,
                                 -----------------------------------------------------------------------------------
                                                       1999                                    1998
                                 -----------------------------------------------------------------------------------
                                              PERCENT     INTEREST   AVERAGE            PERCENT   INTEREST  AVERAGE
                                   AVERAGE    OF TOTAL     INCOME/    YIELD/   AVERAGE  OF TOTAL   INCOME/  YIELD/
                                   BALANCE     ASSETS      EXPENSE     RATE    BALANCE   ASSETS    EXPENSE  RATE
                                 -----------------------------------------------------------------------------------
                                                                    (dollars in thousands)
ASSETS
Interest-earning assets:
   Short-term investments        $    3,064         1.8%   $     145     4.73%  $  6,662     4.3%  $ 338    5.08%
     Investment securities (3)
       Taxable                       43,568        25.1        2,571     5.90     41,563    27.1   2,514    6.05
       Tax-exempt (1)                 7,350         4.2          520     7.07      7,873     5.1     591    7.51
                                 ----------    --------    ---------  -------   -------- -------  ------  -------
         Total securities            50,918        29.3        3,091     6.07     49,436    32.2   3,105    6.28
     Loans
       Commercial (1)                14,921         8.6        1,327     8.89     10,668     6.9     990    9.28
       Agriculture                    8,504         4.9          718     8.45      7,363     4.8     664    9.02
       Real estate
         Commercial                  42,029        24.2        3,604     8.57     30,959    20.2   2,803    9.05
         Agriculture                  3,677         2.1          320     8.70      2,718     1.8     245    9.02
         Residential                 25,932        15.0        2,154     8.31     20,846    13.6   1,888    9.06
       Consumer, net                  9,646         5.5          909     9.43     10,797     7.0   1,060    9.82
       Credit card                      627         0.4          109    17.36        630     0.4     108   17.13
                                 ----------                ---------            --------          ------
         Total loans                105,336        60.7        9,141     8.68     83,981    54.7   7,758    9.24
   Allowance for loan losses         (1,434)       (0.8)                          (1,331)   (0.9)
                                 ----------                ---------            --------
   Net loans (1) (2)                103,902        59.9        9,141     8.80     82,650    53.8   7,758    9.39
                                 ----------    --------    ---------            -------- -------  ------
         Total interest
           earning assets           157,884        91.0       12,377     7.84    138,748    90.3  11,201    8.07
                                 ----------                ---------            --------          ------
   Cash and due from banks            5,342         3.1                            4,224     2.8
   Premises and equipment             7,289         4.2                            7,695     5.0
   Other real estate owned              452         0.3                              654     0.4
   Other assets (3)                   2,377         1.4                            2,356     1.5
                                 ----------    --------                         --------  -------
         TOTAL ASSETS            $  173,344       100.0%                        $153,677   100.0%
                                 ==========    ========                         ========  =======
LIABILITIES
   Deposits:
     Non interest bearing
       deposits                  $   23,921        13.8%                          21,103    13.7%
     Interest bearing demand         42,863        24.7    $   1,393     3.25%    35,319    23.0  $1.274    3.61%
     Savings                         17,382        10.0          350     2.01     17,474    11.4     421    2.41
     Time deposits less
       than $100,000                 52,458        30.3        2,769     5.28     46,753    30.4   2,584    5.53
                                 ----------                ---------            --------          ------
     Total core deposits            136,624        78.8        4,512     3.30    120,649    78.5   4,279    3.55
     Time deposits $100,000
       and over                      16,700         9.7          869     5.20     15,923    10.4     885    5.56
                                 ----------                ---------            --------          ------
       Total deposits               153,324        88.5        5,381     3.51    136,572    88.9   5,164    3.78
   Short-term borrowings              2,251         1.3          115     5.10        292     0.2      16    5.38
                                                           ---------                              ------
   Total interest bearing
     liabilities                    131,654        76.0        5,496     4.17    115,761    75.4   5,180    4.47
                                                           ---------                              ------
Other liabilities                     2,166         1.2                            1,792     1.1
                                 ----------    --------                         --------  ------
   Total liabilities                157,741        91.0                          138,656    90.2
Shareholders' Equity                 15,603         9.0                           15,021     9.8
                                 ----------    --------                         --------  ------
   TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY          $  173,344       100.0%                        $153,677   100.0%
                                 ==========    ========                         ========  =======
NET INTEREST MARGIN                                        $   6,881     4.36%                    $6,021    4.34%
                                                           =========    ======                    ======   ======

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

(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $293,000 in 1999 and $246,000 in 1998.

(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME/EXPENSE AND YIELD/RATES

                                                               YEAR ENDED DECEMBER 31,
                                                                        1997
                                                             PERCENT            INTEREST     AVERAGE
                                         AVERAGE            OF TOTAL            INCOME/       YIELD/
                                         BALANCE             ASSETS             EXPENSE        RATE
                                       -----------         ----------         ----------    ----------
                                                               (dollars in thousands)
ASSETS
Interest-earning assets:
   Short-term investments               $    3,067               2.1%           $   163          5.32%
     Investment securities (3)
       Taxable                              32,161              21.9              2,138          6.65
       Tax-exempt (1)                       11,357               7.8                843          7.43
                                       -----------         ----------         ----------    ----------
         Total securities                   43,518              29.7              2,981          6.85
     Loans
       Commercial (1)                       15,089              10.3              1,466          9.72
       Agriculture                           5,716               3.9                526          9.20
       Real estate
         Commercial                         24,554              16.7              2,251          9.17
         Agriculture                         2,370               1.6                217          9.14
         Residential                        24,680              16.8              2,267          9.19
       Consumer, net                        14,439               9.9              1,404          9.73
       Credit card                             637               0.4                106         16.60
                                       -----------                            ----------
         Total loans                        87,485              59.6              8,237          9.42
   Allowance for loan losses                (1,246)             (0.8)
                                       -----------                            ----------
   Net loans (1) (2)                        86,239              58.8              8,237          9.55
                                       -----------                            ----------
       Total interest earning assets       132,824              90.6             11,381          8.57
                                                                              ----------
   Cash and due from banks                   4,570               3.1
   Premises and equipment                    6,512               4.4
   Other real estate owned                     583               0.4
   Other assets (3)                          2,183               1.5
                                       -----------         ----------
       TOTAL ASSETS                     $  146,672             100.0%
                                       ===========         ==========
 LIABILITIES
   Deposits:

     Non interest bearing deposits      $   20,246              13.8%
     Interest bearing demand                27,311              18.6            $   798          2.92%
     Savings                                18,287              12.5                451          2.47
     Time deposits less than $100,000       46,206              31.5              2,479          5.36
                                       -----------                            ----------
     Total core deposits                   112,050              76.4              3,728          3.33
     Time deposits $100,000 and over        16,327              11.1                936          5.74
                                       -----------                            ----------
       Total deposits                      128,377              87.5              4,664          3.63
   Short-term borrowings                     2,103               1.4                124          5.89
                                                                              ----------
   Total interest bearing liabilities      110,234              75.1              4,788          4.34
                                                                              ----------
Other liabilities                            1,556               1.1
                                       -----------         ----------
     Total liabilities                     132,036              90.0
Shareholders' Equity                        14,636              10.0
                                       -----------         ----------
   TOTAL LIABILITIES AND

     SHAREHOLDERS' EQUITY               $  146,672             100.0%
                                       ===========         ==========
NET INTEREST MARGIN                                                             $ 6,593          4.96%
                                                                              ==========    ==========

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

(2) Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $242,000 in 1997.

(3) Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

-    PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses charged to earnings was $0.3 million for 1999, an increase of $0.1 million, or 34.8%, from the $0.2 million in 1998. During 1997, the provision for loan losses was $0.3 million. The ratio of net charge-offs to average loans outstanding has improved from 0.29% to 0.16% to 0.09% for the years ended December 31, 1997, 1998 and 1999, respectively. The provision for loan losses expense increased to $275,000 for 1999 from $204,000 in 1998 primarily due to the growth of the loan portfolio. Nonaccrual loans decreased to $559,000 at December 31, 1999, compared to $1,029,000 at December 31, 1998. Net loan losses and other asset quality indicators reflected continued improvement in the overall quality of the loan portfolio during 1999.

     The management of Illini Corporation considers a number of factors in determining the amount of the allowance for loan losses. These factors include, but are not limited to, the following:

- Historical data and trends relating to net charge-offs, average loans, and the level of the allowance for loan losses;

- Other historical data and trends, including the allowance as a percentage of total loans outstanding and loan volume;

- Borrowers identified on Illini's and Camp Point's watch list, borrowers with significant credit exposure, and loans that are past due or on nonaccrual status;

- The capability of management's credit risk management processes to successfully underwrite credit and to identify and resolve problem loans on an ongoing basis;

- Results of continuing reviews of individual higher risk loans by management personnel; and

- Consideration as to the impact of present economic conditions on the loan portfolio.

     The allowance for loan losses as a percent of total loans decreased from 1.57% at December 31, 1998, to 1.25% at December 31, 1999. This percentage has been adversely affected by the growth in all categories of the loan portfolio. The allowance as a percent of nonperforming loans increased from 132.95% at December 31, 1998, to 286.97% at December 31, 1999, due to a
decrease in nonperforming loans. The overall quality of loans continues to improve. After full consideration of these factors, with particular emphasis on review of potential problem loans identified by management, Illini Corporation's management concludes the allowance for loan losses is adequate as of December 31, 1999.

-    SUMMARY OF LOAN LOSS EXPERIENCE

     The following summary presents the changes in the allowance for loan losses for the years ended December 31, 1999, 1998, and 1997:

                                                           1999                   1998                    1997
                                                      ------------           -------------          --------------
                                                                         (dollars in thousands)
Average loans outstanding                            $     105,336           $      83,981          $       87,485
                                                      ============            ============           =============
Allowance for loan losses:
   Balance at beginning of year                      $       1,368           $       1,302          $        1,258
                                                      ------------            ------------           -------------
   Purchase of Camp Point                                      153

   Loans charged-off:
     Commercial, financial, and agricultural                   (57)                    (54)                    (48)
     Real estate                                               (58)                     (9)                   (136)
     Consumer                                                  (87)                   (152)                   (180)
                                                      -------------          ---------------        ---------------
       Total                                                  (202)                   (215)                   (364)
   Recoveries of loans previously charged-off:
       Commercial, financial, and agricultural                  60                      13                      61
       Real estate                                               5                      31                       8
       Consumer                                                 37                      33                      39
                                                      ------------           -------------          --------------
         Total                                                 102                      77                     108
                                                      ------------           -------------          --------------
   Net charge-offs                                            (100)                   (138)                   (256)
                                                      ------------           ---------------        ---------------
   Provision charged to expense                                275                     204                     300
                                                      ------------           -------------          --------------
   Balance at end of year                            $       1,696           $       1,368          $        1,302
                                                      ============            ============           =============

Ratio of net charge-offs to average loans
   outstanding during the period                              0.09   %                0.16   %                0.29  %
                                                      ============           =============          ==============

     In 1999, as illustrated in the preceding chart, loan losses increased slightly in all areas except consumer, which had a $65,000 decrease. Commercial, financial, and agricultural loans ended the year with net recoveries. An overall decrease in net charge-offs reflects improvement in the overall quality of the loan portfolio resulting from decisive action Illini Corporation's management has taken to improve credit quality over the last two years.

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

-    ALLOWANCE ALLOCATION

     The risk of losses inherent in the loan portfolio is not precisely attributable to a particular loan or category of loans. However, based on its review for adequacy, management has estimated those portions of the allowance that could be attributable to major categories of loans as follows:

                                                         1999                                   1998
                                            ------------------------------          -----------------------------
                                                                % OF TOTAL                           % OF TOTAL
                                                                LOANS, NET                           LOANS, NET
                                              AMOUNT              OF UED              AMOUNT            OF UED
                                            -----------         ----------          -----------      ------------
                                                                     (dollars in thousands)
Commercial, financial, and agriculture      $       389             22.58%          $       430          23.58%
Real estate                                         397             69.14                   203          65.32
Consumer                                            326              8.28                   346          11.10
Unallocated                                         584                --                   389             --
                                            -----------         ----------          -----------         -------
   Total allowance for loan losses          $     1,696            100.00%          $     1,368         100.00%
                                            ===========         ==========          ===========         =======

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

                                                                 December 31,
                                                           1999                1998
                                                      -------------         ------------
                                                               (dollars in thousands)
Nonaccrual                                            $         559         $      1,029
Renegotiated                                                     32                    0
Other real estate owned                                         618                  366
                                                      -------------         ------------
   Nonperforming assets                               $       1,209         $      1,395
                                                      =============         ============

Accruing loans past due 90 days                       $           1         $          0
                                                      =============         ============

Nonperforming loans to total loans                             0.41%                1.18%
                                                      =============         ============
Nonperforming assets to total assets                           0.56%                0.87%
                                                      =============         ============
Accruing loans past due 90 days to total loans                 0.00%                0.00%
                                                      =============         ============


     Nonperforming assets totaled $1,209,000 as of year-end 1999, a decrease of $186,000, or 13.3%, from the $1,395,000 at year-end 1998. Total nonperforming assets represent 0.56% of total assets at December 31, 1999, compared to 0.87% at December 31, 1998.

     Nonperforming loans decreased $438,000, or 42.6%, to a total of $591,000 at year-end 1999. This is largely the result of three large loans totaling $378,000 that were in the process of collection at December 31, 1998. As of December 31, 1999, nonperforming loans to total loans were 0.41% compared to 1.18% at year-end 1998. Illini did not carry any loans past due more than 90 days and still accruing interest as of December 31, 1999 and 1998. Camp Point carried one small consumer loan, which totaled less than $1,000, past due more than 90 days and still accruing interest as of December 31, 1999. Individual nonaccrual loans are written down to management's estimate of the net realizable value of collateral and/or realistic estimates of other payments from the borrower. Additionally, specific allocations to the allowance for loan losses are made on loans where there may be uncertainties as to the collection of the estimated value of collateral. Because these loans have been written down and/or allocated for, the potential impact on future net income is minimized. Additional interest income of $64,000 in 1999 and $61,000 in 1998 would have been recognized had these nonaccrual loans remained current.

     Other real estate owned increased $252,000, or 68.9%, to $618,000 at December 31, 1999, when compared to year-end 1998. Illini owns one property which it has entered into an option agreement in 1998 to sell comprised $298,000, or 48.2%, of the total other real estate owned. In September 1999, the option to buy was extended for an additional six month period. Illini now expects to complete this sale in 2000. The remaining $320,000 or 51.8% represents real estate acquired in satisfaction of debts. Other real estate owned is carried at the lower of cost or fair value. Management is actively marketing these properties to minimize the potential affects of market fluctuations so proceeds can be deployed to earning assets as soon as possible.

     As previously discussed, management has taken steps to improve credit quality. In addition to the specific actions discussed in the PROVISION FOR LOAN LOSSES, NET CHARGE-OFFS AND ALLOWANCE FOR LOAN LOSSES section, in late 1996, executive management empowered the credit administration function developed in 1995 to monitor and enforce loan policy compliance, to proactively identify and resolve problem loans, and to perform detailed credit analyses on all significant loan relationships. These efforts have improved Illini Corporation's ability to identify problem and potential problem loans and has allowed management opportunities to resolve problem loans while minimizing the potential loss to Illini Corporation.

-    POTENTIAL PROBLEM LOANS

     As of December 31, 1999, there were no loans not included in the above table identified by management as having potential weaknesses, which, if not corrected, could affect the borrower's ability to comply with the current loan repayment terms.

-    NONINTEREST INCOME

     The following table depicts the amount of and annual changes in noninterest income categories:

                                                        YEAR ENDED DECEMBER 31,                  PERCENT CHANGE
                                               -------------------------------------       ------------------------
                                               1999              1998           1997       1999/1998      1998/1997
                                               ----              ----           ----       ---------      ---------
                                                                       (dollars in thousands)
Service charges on deposit accounts           $ 1,305          $ 1,065        $ 1,054          22.5  %       1.0%
Other fee income                                  206              172            162          19.8          6.2
Mortgage loan servicing fees                      222              264            198         (15.9)        33.3
Gains on sales of mortgage loans                   42              216            105         (80.6)       105.7
Gains on sales of securities, net                   6                8             50         (25.0)       (84.0)
Gains (losses) on sales of other
   real estate owned                               25              460           (105)        (94.6)       538.1
Other                                              97               90             54           7.8         66.7
                                              -------          -------        -------
                                              $ 1,903          $ 2,275        $ 1,518         (16.4)        49.9
                                              =======          =======        =======


     Total noninterest income decreased $0.4 million from 1998 to 1999.

     Service charges on deposit accounts and other fee income increased in 1999, as compared to 1998 and 1997. The increase is due to re-pricing of products and services that went into effect January 1, 1999. Illini Corporation realized net securities gains of $50,000 in 1997. Management took steps in 1997 to shorten the duration of the investment portfolio and bring its interest sensitivity gap back down to within its stated guidelines. Gains realized in 1998 and 1999 were $8,000 and $6,000, respectively.

     Due to declining long term rates on mortgage loans and effective marketing strategies, Illini Corporation experienced a significant increase in mortgage loan originations in 1998. This, in turn, led to an increase in the gain of sale of mortgage loans to the secondary market and, to a lesser extent, increased servicing income due to the increase in the servicing portfolio. In 1999, the servicing income declined $42,000 and is a direct result of softening in demand for mortgage loans.

     Illini Corporation completed strategic planning in 1998 that, among other subjects, covered the changing nature of the retail delivery systems of financial institutions. During this planning, management identified potentially significant opportunities for expense reductions in staffing and occupancy achievable through more efficient use of retail bank space. As a consequence, Illini Corporation completed two real estate transactions during 1998 resulting in substantial gains. A 22,000 square foot property the Corporation owned in Springfield was sold for $1,350,000, and a lot in Bloomington being held for future expansion was sold for $556,000, resulting in a combined gain of $482,000. The transaction for the sale of the property in Springfield is a sale-leaseback arrangement. The carrying value of the property was $634,000, and Illini Bank recognized $460,000 as a gain in 1998 and deferred $256,000 to be recognized over the 10 year life of the lease.

-    NONINTEREST EXPENSE

     The following table depicts the amount of and annual changes in noninterest expense categories:

                                                        YEAR ENDED DECEMBER 31,                  PERCENT CHANGE
                                               -------------------------------------       ------------------------
                                               1999              1998           1997       1999/1998      1998/1997
                                               ----              ----           ----       ---------      ---------
                                                                       (dollars in thousands)
Salaries and employee benefits                $ 3,102          $ 3,218        $ 3,246          (3.6)%       (0.9)%
Net occupancy expense                             835              692            666          20.7          3.9
Equipment expense                                 402              353            300          13.9         17.7
Data processing                                   653              708            614          (7.8)        15.3
Supplies                                          179              200            131         (10.5)        52.7
Communication and transportation                  430              396            347           8.6         14.1
Marketing and advertising                          88               19            253         363.2        (92.5)
Correspondent and processing fees                 217              144            132          50.7          9.1
Loan and other real estate owned expenses          44               52             58         (15.4)       (10.3)
Professional fees                               1,007              875            573          15.1         52.7
Directors' and regulatory fees                    181              192            163          (5.7)        17.8
Other                                             278              328            341         (15.2)        (3.8)
                                              -------          -------        -------
     Total noninterest expense                $ 7,416          $ 7,177        $ 6,824           3.3          5.2
                                              =======          =======        =======

     Total noninterest expense increased $0.2 million to $7.4 million in 1999, compared to $7.2 million in 1998, and $6.8 million in 1997. The increase is directly related to Year 2000 upgrades for communication, equipment, transportation, marketing, advertising, correspondent processing fees related to growth, and continued high professional fees to attorneys and consultants to assist management with shareholder related activities. The strategic plan started in 1998 was completed mid-year 1999. During the last half of 1999 results of the plan implemented began to appear. Management anticipates continued reductions to take place in non-interest expenses for 2000, resulting in improved earnings.

-    YEAR 2000  ISSUES

     During 1999, the Corporation took the necessary steps to enable both new and existing systems, applications, and equipment to effectively process transactions up to and beyond Year 2000. The total cost of the Year 2000 readiness program was approximately $92,000.

     The Corporation upgraded or replaced all mission critical applications and equipment that were not Year 2000 compliant prior to year-end to ensure that all applications would function in the Year 2000 and beyond. All regulatory testing dates were met during the year. Operational contingency plans were developed and tested to ensure that services could still be provided to our customers in the event of Year 2000 failure or problems. The Corporation has not experienced any Year 2000 failures or disruptions in services to our customers, nor is the Corporation aware of any significant Year 2000 issues incurred by borrowers or significant vendors used by the Corporation. The Corporation will continue to monitor its information systems to assess whether its systems are at risk of misinterpreting future dates.

-    NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS 133), which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 is effective for all fiscal periods beginning after June 15, 1999. Earlier application of

SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. In June 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which states SFAS 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Corporation is currently evaluating the requirements and impact of SFAS 133.

-    EFFECTS OF INFLATION

     The effects of inflation on financial institutions are different from the effects on other commercial enterprises due to making fewer significant capital or inventory expenditures which are directly affected by changing prices. Because bank assets and liabilities are virtually all monetary in nature, inflation does not affect a financial institution as much as do changes in interest rates. The general level of inflation does, in fact, underlie the general level of most interest rates; however, interest rates do not increase at the rate of inflation as do the prices of goods and services. Rather, interest rates react more to the changes in the expected rate of inflation and to changes in monetary and fiscal policy.

     Inflation, however, does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital-to-asset ratio.

ITEM 7. - FINANCIAL STATEMENTS

Index to Illini Corporation's Consolidated Financial Statements.

                                                                                                       PAGE(S)
                                                                                                       -------
Independent Auditors' Report..............................................................................30

Consolidated Balance Sheets as of December 31, 1999 and 1998..............................................31

Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997...................32

Consolidated Statements of Changes in
     Shareholders' Equity for the years ended December 31, 1999, 1998, and 1997...........................33
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997...............34
Notes to Consolidated Financial Statements.............................................................35-51


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Illini Corporation:

     We have audited the consolidated balance sheets of Illini Corporation and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Illini Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                       KPMG LLP

St. Louis, Missouri
March 10, 2000

                       ILLINI CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                                                           1999                          1998
                                                                     ---------------               ---------------
                                                                                    (dollars in thousands)
ASSETS:
   Cash and due from banks                                           $         7,383               $         5,624
   Interest-bearing deposits in other banks                                       28                            19
   Federal funds sold                                                          5,595                         6,675
                                                                     ---------------               ---------------
     Cash and cash equivalents                                                13,006                        12,318
   Debt and marketable equity securities
     available for sale, at fair value                                        56,976                        53,276
   Loans, net of allowance for loan losses                                   134,020                        85,806
   Premises and equipment                                                      7,534                         7,250
   Accrued interest receivable                                                 1,908                         1,390
   Other real estate owned                                                       618                           366
   Other assets                                                                3,033                           359
                                                                     ---------------               ---------------
                                                                     $       217,095               $       160,765
                                                                     ===============               ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:

   Noninterest-bearing demand deposits                               $        29,549               $        26,190
   Interest-bearing deposits:
     NOW and money market accounts                                            50,301                        38,877
     Savings deposits                                                         18,527                        17,102
     Time deposits, $100,000 and over                                         23,552                        15,064
     Other time deposits                                                      73,724                        45,726
                                                                     ---------------               ---------------
       Total deposits                                                        195,653                       142,959

   Securities sold under agreements to repurchase                                394                           290
   Note payable                                                                1,000                          ----
   Accrued interest payable                                                    1,122                           827
   Other liabilities                                                           1,600                         1,270
                                                                     ---------------               ---------------
     Total liabilities                                                       199,769                       145,346
                                                                     ---------------               ---------------
   Shareholders' equity:
     Common stock-authorized 800,000 shares of $10
       par value; 571,789 and 448,456 shares issued and outstanding
       as of December 31, 1999 and 1998, respectively                          5,718                         4,485
     Capital surplus                                                           3,358                         1,886
     Retained earnings                                                         8,825                         8,632
     Accumulated other comprehensive income (loss)                              (575)                          416
                                                                     ---------------               ---------------
       Total shareholders' equity                                             17,326                        15,419
                                                                     ---------------               ---------------
                                                                     $       217,095               $       160,765
                                                                     ===============               ===============


See accompanying notes to consolidated financial statements.

                       ILLINI CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                     1999                1998               1997
                                                             ----------------     ----------------    ---------------
                                                                                        (dollars in thousands)
Interest income:

   Interest and fees on loans                                $          9,117     $          7,727    $         8,200
   Interest on debt and marketable equity securities:
     Taxable                                                            2,571                2,514              2,137
     Exempt from federal income taxes                                     358                  408                582
   Interest on short-term investments                                     145                  338                163
                                                             ----------------     ----------------    ---------------
       Total interest income                                           12,191               10,987             11,082
                                                             ----------------     ----------------    ---------------
Interest expense:
   Interest on deposits:

     NOW and money market accounts                                      1,393                1,274                798
     Savings deposits                                                     350                  421                451
     Time deposits, $100,000 and over                                     869                  885                936
     Other time deposits                                                2,769                2,584              2,479
   Interest on borrowings                                                 115                   16                124
                                                             ----------------     ----------------    ---------------
       Total interest expense                                           5,496                5,180              4,788
                                                             ----------------     ----------------    ---------------

       Net interest income                                              6,695                5,807              6,294
Provision for loan losses                                                 275                  204                300
                                                             ----------------     ----------------    ---------------
       Net interest income after provision for loan losses              6,420                5,603              5,994
                                                             ----------------     ----------------    ---------------

Noninterest income:

   Service charges on deposit accounts                                  1,305                1,065              1,054
   Other fee income                                                       206                  172                162
   Mortgage loan servicing fees                                           222                  264                198
   Gains on sales of mortgage loans                                        42                  216                105
   Gains on sales of securities, net                                        6                    8                 50
   Gains (losses) on sales of other real estate owned                      25                  460               (105)
   Other                                                                   97                   90                 54
                                                             ----------------     ----------------    ---------------
       Total noninterest income                                         1,903                2,275              1,518
                                                             ----------------     ----------------    ---------------
Noninterest expense:
   Salaries and employee benefits                                       3,102                3,218              3,246
   Net occupancy expense                                                  835                  692                666
   Equipment expense                                                      402                  353                300
   Data processing                                                        653                  708                614
   Supplies                                                               179                  200                131
   Communication and transportation                                       430                  396                347
   Marketing and advertising                                               88                   19                253
   Correspondent and processing fees                                      217                  144                132
   Loan and other real estate owned expenses                               44                   52                 58
   Professional fees                                                    1,007                  875                573
   Directors' and regulatory fees                                         181                  192                163
   Other                                                                  278                  328                341
                                                             ----------------     ----------------    ---------------
       Total noninterest expense                                        7,416                7,177              6,824
                                                             ----------------     ----------------    ---------------

       Income before income tax expense                                   907                  701                688
Income tax expense                                                        235                   71                 38
                                                             ----------------     ----------------    ---------------
       Net income                                            $            672     $            630    $           650
                                                             ================     ================    ===============
Basic earnings per share
   (based on weighted average common shares outstanding
   of 462,648 in 1999 and 448,456 in 1998 and 1997)          $           1.45     $           1.40    $          1.45
                                                             ================     ================    ===============


See accompanying notes to consolidated financial statements.

                       ILLINI CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                                         ACCUMULATED
                                                                                             OTHER
                                            COMMON          CAPITAL        RETAINED      COMPREHENSIVE
                                             STOCK          SURPLUS        EARNINGS       INCOME (LOSS)      TOTAL
                                          -----------      ----------     -----------    --------------   ------------
                                                                     (dollars in thousands)

Balance at January 1, 1997                $     4,485      $    1,886     $    8,248      $      (106)    $    14,513

Comprehensive income:
   Net income                                      --              --            650               --             650
   Change in unrealized gains (losses)
     on securities available for sale, net         --              --             --              263             263
                                                                                                          -----------
       Total comprehensive income                                                                                 913
                                                                                                          -----------
Cash dividends paid $1.00 per share                --              --           (448)              --            (448)
                                          -----------      ----------     ----------      -----------     -----------
Balance at December 31, 1997                    4,485           1,886          8,450              157          14,978

Comprehensive income:
   Net income                                      --              --            630               --             630
   Change in unrealized gains (losses)
     on securities available for sale, net         --              --            --               259             259
                                                                                                          -----------
       Total comprehensive income                                                                                 889
                                                                                                          -----------
Cash dividends paid $1.00 per share                --              --           (448)              --            (448)
                                          -----------      ----------     ----------      -----------     -----------
Balance at December 31, 1998                    4,485           1,886          8,632              416          15,419

Comprehensive income:
   Net income                                      --              --            672               --             672
   Change in unrealized gains (losses)
     on securities available for sale, net         --              --             --             (991)           (991)
                                                                                                          -----------
       Total comprehensive income (loss)                                                                         (319)
                                                                                                          -----------
Issuance of common stock to acquire
   Camp Point                                   1,233           1,472             --               --           2,705
Cash dividends paid $1.00 per share                --              --           (479)              --            (479)
                                          -----------      ----------     ----------      -----------     -----------
Balance at December 31, 1999              $     5,718      $    3,358     $    8,825      $      (575)    $    17,326
                                          ===========      ==========     ==========      ===========     ===========


See accompanying notes to consolidated financial statements.

                       ILLINI CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                          1999             1998               1997
                                                                     -------------      -----------      ------------
                                                                                     (dollars in thousands)
Cash flows from operating activities:
   Net income                                                        $         672      $       630      $        650
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                         1,099              978               738
       Provision for loan losses                                               275              204               300
       Gains on sales of securities, net                                        (6)              (8)              (50)
       Gain on sale of premises and equipment                                 ----               (1)              ----
       Deferred tax expense (benefit)                                           (8)               6               (78)
       (Gains) losses on sales of other real estate owned                       25             (460)              105
       (Increase) decrease in accrued interest receivable                     (109)             110                (6)
       Increase in accrued interest payable                                    169               43                91
       Origination of secondary market mortgage loans                       (8,117)         (44,152)          (18,740)
       Proceeds from the sales of secondary market mortgage loans            8,266           44,299            18,446
       Other, net                                                             (531)             477              (474)
                                                                     -------------      -----------      ------------
         Net cash provided by operating activities                           1,735            2,126               982
                                                                     -------------      -----------      ------------
Cash flows from investing activities:
   Proceeds from sales of debt and marketable equity securities
     available for sale                                                      7,721            2,028            20,530
   Proceeds from maturities and paydowns of debt securities
     available for sale                                                     12,782           16,109            12,764
   Purchases of debt and marketable equity securities
     available for sale                                                     (9,502)         (24,307)          (39,318)
   Net (increase) decrease in loans, net                                   (35,913)          (1,272)            7,295
   Purchases of premises and equipment                                        (550)          (1,136)           (3,346)
   Proceeds from sale of premises and equipment                               ----                1              ----
   Net cash and cash equivalents paid for acquisition                         (841)            ----              ----
   Proceeds from sales of other real estate                                     71            2,066               331
                                                                     -------------      -----------      ------------
         Net cash used in investing activities                             (26,232)          (6,511)           (1,744)
                                                                     -------------      -----------      ------------
Cash flows from financing activities:
   Net increase in non-interest bearing deposit accounts                       320            1,107             4,330
   Net increase in savings, NOW and money market accounts                    4,921            7,563             5,141
   Net increase (decrease) in time deposits, $100,000 and over               5,064           (3,595)            3,738
   Net increase (decrease) increase in other time deposits                  14,556              308            (1,404)
   Net decrease in federal funds purchased                                    ----             ----            (1,130)
   Net increase (decrease) in securities sold under
     agreements to repurchase                                                 (197)            (425)              215
   Net increase in note payable                                              1,000             ----              ----
   Net decrease in other short-term borrowings                                ----             ----            (3,000)
   Cash dividends paid                                                        (479)            (448)             (448)
                                                                     -------------      -----------      ------------
         Net cash provided by financing activities                          25,185            4,510             7,442
                                                                     -------------      -----------      ------------
Net increase in cash and cash equivalents                                      688              125             6,680
Cash and cash equivalents at beginning of year                              12,318           12,193             5,513
                                                                     -------------      -----------      ------------
Cash and cash equivalents at end of year                             $      13,006      $    12,318      $     12,193
                                                                     =============      ===========      ============
Supplemental information:
   Interest paid                                                     $       5,201      $     5,137      $      4,697
   Income taxes paid                                                           218               77               112
                                                                     =============      ===========      ============
Other non-cash investing activities:
   Transfer of premises to other real estate                         $        ----      $     1,168      $       ----
   Transfer of loans to other real estate                                      313              102               154
                                                                     =============      ===========      ============


See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1999, 1998, and 1997

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Illini Corporation, which operates as a single business segment, provides a full range of banking services to individual, corporate, and institutional customers through its 19 locations throughout central Illinois. Illini Corporation and its banking subsidiaries, Illini Bank ("Illini") and Farmers State Bank of Camp Point ("Camp Point"), are subject to competition from other financial and nonfinancial institutions providing financial products in central Illinois. Additionally, Illini Corporation, Illini, and Camp Point are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

     The accounting and reporting policies of Illini Corporation conform to generally accepted accounting principles within the banking industry. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, including the determination of the allowance for loan losses, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Following is a description of the more significant of these policies:

(a)  PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Illini Corporation, Illini, and Camp Point after elimination of all significant intercompany accounts and transactions.

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

         Investment securities designated as available for sale, which include any security which Illini Corporation has no immediate plan to sell but which may be sold in the near future under different circumstances, are stated at fair value. Amortization of premiums and accretion of discounts on securities available for sale are recorded using the interest method over the period to maturity of the respective security. Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported as a net amount in a separate component of shareholders' equity until realized.

         Mortgage-backed securities represent a significant portion of the debt security portfolio. Amortization of premiums and accretion of discounts on mortgage-backed securities are analyzed in relation to the corresponding prepayment rates, both historical and estimated, using a method which approximates the interest method.

         Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized gains and losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of shareholders' equity. The unrealized gains or losses included in the separate component of shareholders' equity for securities transferred from available for sale to held to maturity are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security. Realized gains and losses for securities are included in earnings using the specific identification method for determining the cost basis of securities sold.

(d)  LOAN INCOME

         Interest income on certain installment loans is recognized using the sum-of-the-years' digits method.

         Interest on commercial, financial, agricultural, real estate, and all other installment loans is recognized based on the principal amounts outstanding using the simple-interest method. It is the policy of Illini Corporation to discontinue, generally when a loan becomes ninety days past due, the accrual of interest when full collectibility of principal or interest on any loan is in doubt. Subsequent interest payments received on such loans are applied to principal if there is any doubt as to the collectibility of such principal. Otherwise, these receipts are recorded as interest income. Accrual of interest may be resumed on a loan when performance is in accordance with the contract, and the borrower demonstrates the ability to pay and remain current.

         Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the loan yield using a method approximating the interest method on a loan-by-loan basis.

(e)  ACCOUNTING FOR IMPAIRED LOANS

         A loan is considered impaired when it is probable Illini Corporation will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the measurement method used historically, Illini Corporation measures impairment based on the fair value of the collateral when foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flow at the loan's effective rate of interest as stated in the original loan agreement.

         Illini Corporation uses its existing nonaccrual methods for recognizing interest on impaired loans.

(f)  ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses is increased by provisions charged to operations and is available to absorb loan losses. Illini Corporation utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses. Management's approach, which provides for general and specific allowances, is based on current economic conditions, past loan losses, collection experience, risk characteristics of the portfolio, assessing collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgment, deserve recognition in estimating loan losses.

         Management believes the allowance for loan losses is adequate to absorb losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of the examination process, periodically review Illini Corporation's allowance for loan losses. Such agencies may require Illini Corporation to increase the allowance for loan losses based on their judgment about and interpretation of information available to them at the time of their examinations.

(g)  SECONDARY MORTGAGE MARKET OPERATIONS

         Illini Corporation originates Federal National Mortgage Association ("FNMA") mortgage loans for sale in the secondary market to FNMA. Mortgage loans held for sale are recorded at the lower of cost or market value on an individual loan basis. Deferred fees on loans held for sale are not amortized. Gains and losses on the sale of these loans and loan origination fees are recognized upon sale of the related loans and included in the consolidated statements of income as noninterest income. Additionally, loan administration fees, representing income earned from servicing these loans sold in the secondary market to FNMA, are calculated on the outstanding principal balances of the loans serviced and recorded as noninterest income as earned.

 (H) PREMISES AND EQUIPMENT

         Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using primarily the straight-line method. The estimated useful lives are 40 years for bank premises, 7 to 40 years for improvements to bank premises, and 3 to 20 years for furniture and equipment. Costs for maintenance and repairs are expensed as incurred.

(i)  INCOME TAXES

         Illini Corporation, Illini, and Camp Point file a consolidated federal income tax return.

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

(j)  INTANGIBLE ASSETS

         The fair value of the individual assets acquired and liabilities assumed through acquisitions accounted for under the purchase method of accounting is recorded as an investment by Illini Corporation. The excess of cash or market value of Illini Corporation's common stock over the fair value of the net assets acquired is recorded as the excess of cost over fair value of net assets acquired and is included in other assets on the consolidated balance sheets. This amount is amortized on a straight-line basis over various periods not exceeding 25 years. The premiums paid to acquire the deposits of certain subsidiaries are being amortized over a 15-year period.

         Illini Corporation assesses the recoverability of intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation or deposits. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting Illini Corporation's average cost of funds. The assessment of the recoverability of intangibles will be impacted if estimated future operating cash flows are not achieved.

(k)  OTHER REAL ESTATE OWNED

         Other real estate owned ("OREO") represents property acquired through foreclosure or deeded to Illini Corporation in lieu of foreclosure on loans on which the borrowers have defaulted. OREO also includes former bank premises that management no longer intends to use as banking facilities.

         OREO is recorded on an individual asset basis at the lower of fair value less estimated disposal costs or cost. If the fair value less estimated disposal costs is less than cost, the deficiency is recorded by a direct write down of the individual OREO asset. Any subsequent write downs to reflect current fair value are charged to noninterest expense.

(l)  EARNINGS PER SHARE

         Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share gives effect to potential common stock, such as stock options or convertible notes. Illini Corporation has no instruments which are dilutive.

(m)  FINANCIAL INSTRUMENTS

         Financial instruments are defined as cash, evidence of an ownership interest in an entity, a contract that both imposes on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, to exchange other financial instruments on potentially unfavorable terms with the second entity and conveys to that second entity a contractual right to receive cash or another financial instrument from the first entity or to exchange other financial instruments on potentially favorable terms with the first entity.

(n)      NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING Activities, which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 is effective for all fiscal periods beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. In June 1999, the FASB issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, which states SFAS 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating the requirements and impact of SFAS 133.

(o)  RECLASSIFICATIONS

         Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 presentation. Such reclassifications have no effect on previously reported consolidated net income or shareholders' equity.

(2)      ACQUISITION OF CAMP POINT

     On November 19, 1999, Illini Corporation consummated its previously announced agreement to acquire all of the outstanding shares of Camp Point through the merger of Camp Point with a wholly-owned subsidiary of Illini Corporation. As a result of the merger, the shareholders of Camp Point received a total of 123,333 shares of Illini Corporation common stock and cash in the amount of $3,256,260. At the date of acquisition, Camp Point had total assets and deposits of $33.0 million and $28.1 million, respectively. The transaction had a total value of approximately $6.4 million, and was accounted for under the purchase method of accounting. Accordingly, the results of operations of Camp Point have been included in the consolidated financial statements of Illini Corporation since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The total purchase price of approximately $6.4 million was allocated to the assets acquired and liabilities assumed as follows (in thousands):

     Purchase price                                                       $   6,363
     Net asset value of Camp Point at acquisition                            (4,306)
     Adjustment to Camp Point's historical carrying values of -
         premises and equipment, net of tax                                    (165)
                                                                          ---------
               Excess of cost over fair value of net assets acquired      $   1,892
                                                                          =========


     The intangible asset of approximately $1.9 million representing the excess of cost over fair value of net assets acquired is included in other assets in the consolidated balance sheets of Illini Corporation and is being amortized over 15 years on a straight-line basis.

     A summary of unaudited pro forma consolidated financial information for the years ended December 31, 1999 and 1998 for Illini Corporation and Camp Point as if the transaction had occurred on January 1, 1998 is as follows (in thousands):

                                        1999          1998
                                        ----          ----
    Net interest income                $ 7,487       $ 6,661
    Net income                             687           730
    Basic earnings per share              1.20          1.28
                                       =======       =======


(3)  DEBT AND MARKETABLE EQUITY SECURITIES

     The amortized cost and fair value of debt and marketable equity securities classified as available for sale at December 31, 1999 and 1998 are presented below:

                                                        DECEMBER 31, 1999
                                      ----------------------------------------------------
                                                       GROSS         GROSS
                                       AMORTIZED     UNREALIZED    UNREALIZED      FAIR
                                         COST           GAINS        LOSSES        VALUE
                                      ---------      ----------    ----------   ----------
                                                        (dollars in thousands)
United States Treasury and
   United States agencies             $  15,940      $      1      $    297     $   15,644
Mortgage-backed securities               19,047            30           508         18,569
Collateralized mortgage obligations      12,844          ----           158         12,686
Obligations of state and
   political subdivisions                 9,225            60            38          9,247
Corporate bonds                             249          ----          ----            249
FHLB stock and other
   equity securities                        581          ----          ----            581
                                      ---------      --------      --------     ----------
                                      $  57,886      $     91      $  1,001     $   56,976
                                      =========      ========      ========     ==========

                                                         DECEMBER 31, 1998
                                      ----------------------------------------------------
                                                       GROSS         GROSS
                                      AMORTIZED      UNREALIZED    UNREALIZED      FAIR
                                        COST            GAINS         LOSSES       VALUE
                                      ---------      ----------    ----------   ----------
                                                        (dollars in thousands)
United States Treasury and
   United States agencies             $ 19,397       $    204      $     30     $ 19,571
Mortgage-backed securities              16,828             69            19       16,878
Collateralized mortgage obligations      8,487             25            32        8,480
Obligations of state and
   political subdivisions                7,448            446            --        7,894
FHLB stock and other
   equity securities                       453             --            --          453
                                      ---------      --------      --------     --------
                                      $ 52,613       $    744      $     81     $ 53,276
                                      =========      ========      ========     ========


     As a member of the Federal Home Loan Bank System administered by the Federal Housing Finance Board, Illini and Camp Point are required to maintain an investment in the capital stock of the Federal Home Loan Bank of Chicago
(FHLB) in an amount equal to the greater of 1% of the aggregate outstanding balance of loans secured by dwelling units at the beginning of each year, or 0.3% of the total assets. The stock is recorded at cost, which represents redemption value, and is recalculated semi-annually. Each bank's portfolio of residential real estate loans, subject to minor adjustments, is available to secure advances from the FHLB. As of December 31, 1999, neither bank had any borrowings outstanding from the FHLB.

     The amortized cost and fair value of debt and marketable equity securities classified as available for sale at December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

                                               AMORTIZED                          FAIR
                                                 COST                             VALUE
                                            -------------                    -------------
                                                         (dollars in thousands)
Due in one year or less                     $       2,558                    $       2,554
Due after one year through five years              15,098                           14,929
Due after five years through ten years              6,551                            6,414
Due after ten years                                   958                              994
                                            -------------                    -------------
                                                   25,165                           24,891
Mortgage-backed securities                         19,047                           18,569
Collateralized mortgage obligations                12,844                           12,686
Corporate bonds                                       249                              249
FHLB stock and other equity
   securities, no stated maturity                     581                              581
                                            -------------                    -------------
                                            $      57,886                    $      56,976
                                            =============                    =============

     Proceeds from sales of debt and marketable equity securities during 1999, 1998, and 1997 were $7.7 million, $2.0 million, and $20.5 million, respectively. Gross gains of $11,000, $10,000, and $109,000 and gross losses of $5,000, $2,000, and $59,000 for 1999, 1998, and 1997, respectively, were realized on those sales. All sales during 1999, 1998, and 1997 were from the available for sale category.

     The market value of debt securities pledged to secure United States government and other public deposits, securities sold under agreements to repurchase, and for other purposes as required by law was approximately $20.7 million and $16.7 million at December 31, 1999 and 1998, respectively.

(4)  LOANS

     The loan portfolio at December 31, 1999 and 1998 is composed of the following loan types:

                                                      1999                             1998
                                                 -------------                    -------------
                                                              (dollars in thousands)
Commercial, financial, and agricultural          $      30,640                    $      20,553
Real estate:
   Construction                                          9,183                            7,104
   Mortgage loans held for investment                   84,509                           49,592
   Mortgage loans held for sale                            142                              245
Consumer, net of unearned income                        11,242                            9,680
                                                 -------------                    -------------
        Total loans                                    135,716                           87,174
Allowance for loan losses                               (1,696)                          (1,368)
                                                 -------------                    -------------
        Net loans                                $     134,020                    $      85,806
                                                 =============                    =============


     Loans serviced for others totaled approximately $79.5 million and $87.7 million at December 31, 1999 and 1998, respectively.

     Illini Corporation grants commercial, industrial, residential, and consumer loans to customers in central Illinois through its network of banking offices. Illini Corporation does not have any particular concentration of credit in any one economic sector; however, a majority of Illini Corporation's lending occurs in and around Springfield, Illinois, with a substantial portion of such loans secured by real estate. As such, Illini Corporation is susceptible to changes in the economic environment in the Springfield, Illinois area.

     A summary of impaired loans, which includes nonaccrual loans, at December 31, 1999, 1998, and 1997 is as follows:

                                                                     1999               1998                1997
                                                                -------------       -------------       -------------
                                                                                (dollars in thousands)
Nonaccrual loans                                                $         559       $       1,029       $         636
Impaired loans continuing to accrue interest                             ----                 300                  50
                                                                -------------       -------------       -------------
Total impaired loans                                            $         559       $       1,329       $         686
                                                                =============       =============       =============

Allowance for losses on specific impaired loans                 $          18       $          25       $          26
Impaired loans with no specific related allowance
   for loan losses                                                        499               1,268                 595
Average balance of impaired loans during the year                       1,033               1,074                 977
                                                                =============       =============       =============


     Additional interest income of $64,000 in 1999, $61,000 in 1998, and $35,000 in 1997 would have been recognized had nonaccrual loans remained current. The amount recognized as interest income on other impaired loans continuing to accrue interest was $0 in 1999, $29,000 in 1998, and $5,000 in 1997. The amount recognized as interest income on nonaccrual loans was $14,233, $9,679, and $13,300 for the years ended December 31, 1999, 1998, and
1997, respectively.

     A summary of changes in the allowance for loan losses for the years ended December 31, 1999, 1998, and 1997 is as follows:

                                                                    1999                1998                1997
                                                             ----------------     ----------------    ---------------
                                                                                (dollars in thousands)
Balance at beginning of year                                 $          1,368     $          1,302    $         1,258
Balance of allowance of Camp Point at acquisition date                    153                 ----               ----
Provision charged to expense                                              275                  204                300

Loans charged off                                                        (202)                (215)              (364)
Recoveries of loans previously charged off                                102                   77                108
                                                             ----------------     ----------------    ---------------
     Net loan charge-offs                                                (100)                (138)              (256)
                                                             ----------------     ----------------    ---------------
Balance at end of year                                       $          1,696     $          1,368    $         1,302
                                                             ================     ================    ===============


     The following table recaps the 1999 activity for loans made by Illini and Camp Point to executive officers, directors, and principal shareholders (insiders) of Illini Corporation, Illini, and Camp Point and/or their related interests. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal credit risk or present other unfavorable features.

                                                                 INSIDER LOANS
                                                             (dollars in thousands)
Balance at December 31, 1998                                 $            246
Purchase of Camp Point                                                     11
Advances on existing loans                                                655
Payments received                                                         (63)
                                                             ----------------
Balance at December 31, 1999                                 $            849
                                                             ================


(5)  PREMISES AND EQUIPMENT

     A summary of premises and equipment at December 31, 1999 and 1998 by major category is as follows:

                                         1999                1998
                                       ---------          ---------
                                          (dollars in thousands)
Land                                   $   1,083          $   1,043
Bank premises                              7,339              6,549
Furniture and equipment                    5,165              4,771
                                       ---------          ---------
                                          13,587             12,363
Less accumulated depreciation              6,053              5,113
                                       ---------          ---------
                                       $   7,534          $   7,250
                                       =========          =========


     Depreciation charged to noninterest expense amounted to $940,000, $795,000, and $638,000 in 1999, 1998, and 1997, respectively.

     Illini Corporation completed two real estate transactions during 1998 resulting in substantial gains. A 22,000 square foot property the Company owned in Springfield was sold for $1,350,000, and a lot in Bloomington being held for future expansion was sold for $556,000, resulting in a combined gain of $482,000. The transaction for the sale of the property in Springfield is a sale-leaseback arrangement. The carrying value of the property was $634,000, and Illini Bank recognized $460,000 as a gain in 1998 and deferred $256,000 to be recognized over the 10 year life of the lease.

     Illini Corporation leases certain premises and equipment under noncancellable operating leases which expire at various dates through September 2008. Such noncancellable operating leases also include options to renew on an annual basis. Minimum rental commitments under all noncancellable operating leases at December 31, 1999 are as follows:

            YEAR                     AMOUNT
                             (dollars in thousands)
            2000                   $         99
            2001                             88
            2002                             33
            2003                             33
            2004                             33
            Thereafter                      124
                                   ------------
                                   $        410
                                   ============

     Total rental income received in 1999, 1998, and 1997 was $0, $104,000, and $177,000, respectively. Total rent expense charged to noninterest expense in 1999, 1998, and 1997 was $106,000, $155,000, and $213,000, respectively.

(6)  DEPOSITS

     At December 31, 1999, the scheduled maturities of time deposits are as follows:

                      YEAR                     AMOUNT
                                       (dollars in thousands)
                    2000                    $       64,304
                    2001                            25,534
                    2002                             6,587
                    2003                               355
                    2004                               466
                    Thereafter                          30
                                            --------------
                                            $       97,276
                                            ==============

(7)  NOTE PAYABLE

     In connection with funding the acquisition of Camp Point, Illini Corporation borrowed $1,000,000 under a note payable with an unaffiliated bank, which is secured by all the issued and outstanding shares of common stock of Illini and Camp Point. The rate of interest is the prime rate of interest (8.50% at December 31, 1999). The note payable matures on December 1, 2000. The weighted average interest rate on the note payable was 8.50% during 1999.

(8)  INCOME TAXES

     The components of income tax expense (benefit) for the years ended December 31, 1999, 1998, and 1997 are as follows:

                                                                    1999                1998                1997
                                                             ----------------     ----------------    ---------------
                                                                               (dollars in thousands)
Current income taxes:
   Federal                                                   $            243     $            122    $           167
   State                                                                 ----                  (57)               (51)
Deferred income taxes                                                      (8)                   6                (78)
                                                             ----------------     ----------------    ---------------
                                                             $            235     $             71    $            38
                                                             ================     ================    ===============

     A reconciliation of expected income tax expense to federal income tax expense, computed by applying the federal statutory rate of 34% to income before income tax expense for the years ended December 31, 1999, 1998, and 1997 to reported income tax expense, is as follows:

                                                                    1999                1998                1997
                                                             ----------------     ----------------    ---------------
                                                                               (dollars in thousands)
Income tax expense at statutory rate                         $            308     $            239    $           234
Increase (decrease) in income taxes resulting from:
   Tax-exempt income                                                     (124)                (137)              (195)
   Goodwill amortization                                                    9                    4                  4
   State income taxes, net of federal
     income tax benefit                                                  ----                  (38)               (34)
     Other, net                                                            42                    3                 29
                                                             ----------------     ----------------    ---------------
Income tax expense                                           $            235     $             71    $            38
                                                             ================     ================    ===============

     The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:

                                                                                        1999                1998
                                                                                  ----------------     --------------
                                                                                         (dollars in thousands)
Deferred tax assets:
   Loans, principally due to allowance for loan losses                            $            260    $           250
   Alternative minimum tax carryforward                                                        230                284
   Debt and marketable equity securities, basis differences                                     76               ----
   Available for sale securities market valuation                                              335               ----
   Other                                                                                         3                 60
                                                                                  ----------------    ---------------
       Gross deferred tax assets                                                               904                594
   Less valuation allowance                                                                    (60)               (60)
                                                                                  ----------------    ---------------
       Deferred tax assets, net                                                                844                534
                                                                                  ----------------    ---------------
Deferred tax liabilities:
   Available for sale securities market valuation                                             ----                247
   Premises and equipment, basis differences                                                   332                233
   Cash to accrual conversion                                                                   59               ----
                                                                                  ----------------    ---------------
       Total gross deferred tax liabilities                                                    391                480
                                                                                  ----------------    ---------------
       Net deferred tax asset                                                     $            453    $            54
                                                                                  ================    ===============

     The alternative minimum tax carry forward has no expiration date. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. Illini Corporation has established a valuation allowance in the amount of $60,114 for deferred tax assets at December 31, 1999 and 1998.

(9)  EMPLOYEE BENEFITS

     Illini Corporation has a defined contribution 401(k) plan that covers substantially all employees of Illini. Both Illini Corporation and employees of Illini may contribute to the plan. Illini Corporation's contributions are voluntary and at the discretion of the Board of Directors. All contributions are subject to statutory restrictions. Illini made contributions of $40,000, $37,000, and $48,000 to the plan in 1999, 1998, and 1997, respectively.

     Camp Point maintains a Profit Sharing Plan for all employees meeting certain eligibility requirements. Camp Point makes contributions to the plan based on an annual election. The annual election amount is allocated to the participants based on the percentage of their compensation compared to all participants' compensation. All contributions are one-third, two-thirds, and 100% vested after one, two, and three years of service, respectively. Contributions are made by Camp Point and subject to statutory restrictions. Camp Point made a contribution for the period from November 19, 1999 through December 31, 1999 in the amount of $3,000.

(10) OTHER COMPREHENSIVE INCOME

     Illini Corporation's other comprehensive income for the years ended December 31, 1999, 1998, and 1997 included the following components:

                                                                       1999             1998             1997
                                                                       ----             ----             ----
         Net realized and unrealized gains (losses)
           on securities available for sale, net                      $(987)          $    264          $   294
         Less adjustment for net securities gains
           realized in net income, net of tax                            (4)                (5)             (31)
                                                                      ------          --------          -------
         Other comprehensive income (loss)                            $(991)          $    259          $   263
                                                                      ======          ========          =======

(11) CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

     Following are condensed balance sheets as of December 31, 1999 and 1998 and the related condensed schedules of income and cash flows for each of the years in the three-year period ended December 31, 1999 of Illini Corporation (parent company only):

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                                        1999                1998
                                                                                  ----------------    ---------------
                                                                                        (dollars in thousands)
ASSETS:

   Cash                                                                           $            286    $           315
   Investment in subsidiaries                                                               17,698             14,927
   Excess of cost over fair value
     of net assets acquired                                                                    311                124
   Other assets                                                                                398                196
                                                                                  ----------------    ---------------
                                                                                  $         18,693    $        15,562
                                                                                  ================    ===============
LIABILITIES AND
SHAREHOLDERS' EQUITY:

   Note payable                                                                   $          1,000    $          ----
   Other liabilities                                                                           367                143
   Shareholders' equity                                                                     17,326             15,419
                                                                                  ----------------    ---------------
                                                                                  $         18,693    $        15,562
                                                                                  ================    ===============


                          CONDENSED SCHEDULES OF INCOME
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                    1999                1998                1997
                                                             ----------------     ----------------    ---------------
                                                                               (dollars in thousands)
REVENUE:

   Dividends received from subsidiaries                      $          3,881     $            735    $           900
   Other                                                                 ----                    4               ----
                                                             ----------------     ----------------    ---------------
                                                                        3,881                  739                900
                                                             ----------------     ----------------    ---------------
EXPENSES:

   Interest expense                                                         7                 ----               ----
   Professional fees                                                      806                  291                314
   Other                                                                   76                   89                140
                                                             ----------------     ----------------    ---------------
                                                                          889                  380                454
                                                             ----------------     ----------------    ---------------

   Income before income tax benefit and
     equity in undistributed income of subsidiaries                     2,992                  359                446
Income tax benefit                                                        281                  139                154
Equity in undistributed (distributed)
   income of subsidiaries                                              (2,601)                 132                 50
                                                             ----------------     ----------------    ---------------
   Net income                                                $            672     $            630    $           650
                                                             ================     ================    ===============

                        CONDENSED SCHEDULES OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                    1999                1998                1997
                                                             ----------------     ----------------    ---------------
                                                                               (dollars in thousands)
Cash flows from operating activities:
   Net income                                                $           672      $           630     $          650
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                                      13                   35                 75
       Equity in (undistributed) distributed
         income of subsidiaries                                        2,601                 (132)               (50)
       Other, net                                                       (580)                  40               (110)
                                                             ----------------     ----------------    ---------------
       Net cash provided by operating activities                       2,706                  573                565

Cash flows from investing activities:
   Net cash paid for acquisition                                      (3,256)                ----               ----
   Proceeds from sales of debt and marketable
     equity securities available for sale                               ----                    4               ----
                                                             ----------------     ----------------    ---------------
       Net cash (used in) provided by investing activities            (3,256)                   4               ----
Cash flows from financing activities:
   Proceeds from note payable                                          1,000                 ----               ----
   Cash dividends paid                                                  (479)                (448)              (448)
                                                             ----------------     ----------------    ---------------
       Net cash provided by (used in) financing activities               521                 (448)              (448)
       Net increase (decrease) in cash                                   (29)                 129                117

Cash at beginning of year                                                315                  186                 69
                                                             ----------------     ---------------     --------------
Cash at end of year                                          $           286      $           315     $          186
                                                             ===============      ================    ==============
Supplemental information:
   Interest paid                                             $             7     $           ----    $          ----
   Income taxes paid                                                     218                   77                112
                                                             ================     ================    ===============

(12) DISCLOSURES ABOUT FINANCIAL INSTRUMENTS

     Illini Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments may involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets. The contractual amounts of these instruments reflect the extent of involvement Illini Corporation has in particular classes of financial instruments.

     Illini Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. Illini Corporation uses the same credit policies in making commitments and conditional obligations as it does for financial instruments recorded in the consolidated balance sheets. The off-balance-sheet financial instruments of Illini Corporation at December 31, 1999 and 1998 are presented below:

                                                            1999                             1998
                                                     -----------------               ------------------

Financial instruments whose contractual                             (dollars in thousands)
    amounts represent credit risk:

        Commitments to extend credit                 $           20,419              $          11,050
        Standby letters of credit                                   663                          1,295
                                                     ------------------              -----------------
                                                     $           21,082              $          12,345
                                                     ==================              =================

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at December 31, 1999 and 1998, approximately $8.0 million and $6.4 million, respectively, represent fixed-rate loan commitments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Illini Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but generally includes residential or income-producing commercial property, inventory, accounts receivable, and/or equipment.

     Standby letters of credit are conditional commitments issued by Illini Corporation to guarantee the performance of a customer to a third party. The credit risk involved in issuing such letters of credit is essentially the same as that involved in extending other financing arrangements with customers. Illini Corporation holds collateral to support such commitments for which collateral is deemed necessary.

     Illini Corporation has established overnight federal funds lines of credit of $11.0 million with an unaffiliated bank. As a member of the FHLB, Illini has a line of credit of approximately $18.2 million.

     Following is a summary of the carrying amounts and fair values of Illini Corporation's financial instruments at December 31, 1999 and 1998:

DECEMBER 31, 1999                                                                     CARRYING             FAIR
                                                                                       AMOUNT              VALUE
                                                                                          (dollars in thousands)
Balance sheet assets:

   Cash and due from banks                                                        $          7,383    $         7,383
   Interest-bearing deposits in other banks                                                     28                 28
   Federal funds sold                                                                        5,595              5,595
   Debt and marketable equity securities                                                    56,976             56,976
   Loans, net                                                                              134,020            132,317
   Accrued interest receivable                                                               1,908              1,908
                                                                                  ----------------    ---------------
                                                                                  $        205,910    $       204,207
                                                                                  ================    ===============
Balance sheet liabilities:

   Deposits                                                                       $        195,653    $       195,653
   Securities sold under agreements to repurchase                                              394                394
   Note payable                                                                              1,000              1,000
   Accrued interest payable                                                                  1,122              1,122
                                                                                  ----------------    ---------------
                                                                                  $        198,169    $       198,169
                                                                                  ================    ===============

DECEMBER 31, 1998                                                                     Carrying             Fair
                                                                                       Amount              Value
                                                                                  ----------------    ---------------
Balance sheet assets:

   Cash and due from banks                                                        $          5,624    $         5,624
   Interest-bearing deposits in other banks                                                     19                 19
   Federal funds sold                                                                        6,675              6,675
   Debt and marketable equity securities                                                    53,276             53,276
   Loans, net                                                                               85,806             85,921
   Accrued interest receivable                                                               1,390              1,390
                                                                                  ----------------    ---------------
                                                                                  $        152,790    $       152,905
                                                                                  ================    ===============
Balance sheet liabilities:

   Deposits                                                                       $        142,959    $       143,366
   Securities sold under agreements to repurchase                                              290                290
   Accrued interest payable                                                                    827                827
                                                                                  ----------------    ---------------
                                                                                  $        144,076    $       144,483
                                                                                  ================    ===============

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

CASH AND OTHER SHORT-TERM INSTRUMENTS

     For cash due from banks, interest-bearing deposits in other banks, federal funds sold, securities sold under agreements to repurchase, and note payable, the carrying amount is a reasonable estimate of fair value, as such instruments reprice in a short time period.

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

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT

     The fair value of commitments to extend credit and standby letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the likelihood of the counterparties drawing on such financial instruments, and the present creditworthiness of such counterparties. Illini Corporation believes such commitments have been made on terms which are competitive in the markets in which it operates; however, no premium or discount is offered thereon, and accordingly, Illini Corporation has not assigned a value to such instruments for purposes of this disclosure.

(13) LITIGATION

     Various legal claims have arisen against Illini Corporation in the normal course of business, which, in the opinion of Illini Corporation management, will not result in any material liability to Illini Corporation.

     Two complaints were filed against Illini in 1998. One complaint seeks to compel Illinois Stock Transfer Company, Illini Corporation's transfer agent, to distribute rights certificates to Illini Corporation's shareholders and further seeks to certify all Illini Corporation shareholders as a class. The other complaint seeks declaratory and injunctive relief from Illini Corporation and its directors regarding an alleged triggering of the Company's Shareholder Rights Agreement and the enforceability of an amendment thereto. The plaintiff in the second complaint also seeks compensatory and punitive damages arising out of the directors' alleged breach of fiduciary duty. The plaintiffs in both actions seek to recover their attorneys' fees from Illini Corporation. Illini Corporation obtained summary judgment in both cases in January 2000. The directors also obtained summary judgment in the second complaint in January 2000. An appeal has been filed in the first case, and an appeal is anticipated in the second case.

     A third complaint was filed in April 1999 relating to Illini Corporation's Shareholder Rights Agreement. This suit seeks specific performance of the Shareholder Rights Agreement. The suit alleges that the Shareholder Rights Agreement was triggered and that Illini Corporation and the Rights Agent, Illinois Stock Transfer Company, have a duty to distribute rights certificates as a result of the execution of certain agreements arising out of Illini Corporation's merger with Camp Point. The plaintiff in this action seeks to recover her attorneys' fees from Illini Corporation under the fee provision of the Shareholder Rights Agreement. Illini Corporation has filed a Motion to Dismiss the complaint and intends to vigorously contest the allegations made in this complaint.

(14)     REGULATORY RESTRICTIONS

     Illini Corporation, Illini, and Camp Point are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Illini Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Illini Corporation, Illini, and Camp Point must meet specific capital guidelines that involve quantitative measures of Illini Corporation, Illini, and Camp Point's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting principals. Illini Corporation, Illini, and Camp Point capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

     Quantitative measures established by regulations to ensure capital adequacy require Illini Corporation, Illini, and Camp Point to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1999, Illini Corporation, Illini, and Camp Point meet all capital adequacy requirements to which they are subject.

     As of September 30, 1999, the most recent notification from regulatory agencies categorized Illini as well capitalized under the regulatory framework for prompt corrective action. As of February 1998, the most recent notification from regulatory agencies categorized Camp Point as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, each bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed Illini's or Camp Point's category.

         Illini Corporation's, Illini's, and Camp Point's actual and required capital amounts and ratios as of December 31, 1999 and Illini Corporation's and Illini's actual and required capital amounts and ratios as of December 31, 1998 are as follows:

                                                                     DECEMBER 31, 1999
                                       -----------------------------------------------------------------------------
                                                                                              TO BE WELL CAPITALIZED
                                                                                             UNDER PROMPT CORRECTIVE
                                              ACTUAL               CAPITAL REQUIREMENTS          ACTION PROVISIONS
                                              ------               --------------------          -----------------
                                       AMOUNT       RATIO           AMOUNT       RATIO          AMOUNT       RATIO
                                       ------       -----           ------       -----          ------       -----
                                                                  (dollars in thousands)
     Total capital (to
       risk-weighted assets):
         Illini Corporation          $   17,410    12.03   %      $   11,580     8.00  %            ----    ----
         Illini                          13,390    10.63              10,074     8.00         $   12,593   10.00  %
         Camp Point                       4,703    22.86               1,646     8.00              2,058   10.00
     Tier I capital (to
       risk-weighted assets):
         Illini Corporation              15,714    10.86   %           5,790     4.00  %            ----    ----
         Illini                          11,857     9.42               5,037     4.00              7,556    6.00  %
         Camp Point                       4,540    22.06                 823     4.00              1,235    6.00
     Tier I capital (to
       quarterly average assets):
         Illini Corporation              15,714     7.32   %           6,440     3.00  %            ----    ----
         Illini                          11,857     6.59               5,397     3.00              8,995    5.00  %
         Camp Point                       4,540    13.23               1,030     3.00              1,716    5.00

                                                                     DECEMBER 31, 1998
                                       -----------------------------------------------------------------------------
                                                                                              TO BE WELL CAPITALIZED
                                                                                             UNDER PROMPT CORRECTIVE
                                              ACTUAL               CAPITAL REQUIREMENTS          ACTION PROVISIONS
                                              ------               --------------------          -----------------
                                       AMOUNT       RATIO           AMOUNT       RATIO          AMOUNT       RATIO
                                       ------       -----           ------       -----          ------       -----
                                                                  (dollars in thousands)
     Total capital (to
       risk-weighted assets):
         Illini Corporation          $   16,247    15.87   %      $    8,189     8.00  %            ----    ----
         Illini                          15,880    15.52               8,183     8.00         $   10,229   10.00  %
     Tier I capital (to
       risk- weighted assets):
         Illini Corporation              14,878    14.53   %           4,095     4.00  %            ----    ----
         Illini                          14,511    14.19               4,091     4.00              6,137    6.00  %
     Tier I capital (to
       quarterly average assets):
         Illini Corporation              14,878     9.57   %           4,663     3.00  %            ----    ----
         Illini                          14,511     9.35               4,656     3.00              7,761    5.00  %


     Dividends from its subsidiaries are the principal source of funds for payment of dividends by Illini Corporation to its shareholders.

     Illini and Camp Point are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 1999, Illini had $1.6 million of retained earnings available for dividends without prior regulatory approval. At December 31, 1999, Camp Point had $48,000 of retained earnings available for dividends without prior regulatory approval.

     At December 31, 1999 and 1998, approximately $1,175,000 and $984,000, respectively, of cash and due from banks represented required reserves on deposits maintained by Illini Corporation in accordance with Federal Reserve Bank requirements.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     This information is omitted from this Form 10-KSB pursuant to General Instructions E.(1) of Form 10-KSB as the Corporation has previously filed with the Commission the Corporation's Form 8-K dated February 24, 2000, which is hereby incorporated by reference, relating to a change in accountants.

PART III.

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information required by this Item is incorporated by reference from the sections entitled "Election of Directors," "Directors and Executive Officers," "Executive Officers," "Business Experience of Non-Director Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 10. - EXECUTIVE COMPENSATION

     Information required by this Item is incorporated by reference from the sections entitled "Executive Compensation," "Employment Agreement" and "Compensation of Directors" in the Proxy Statement.

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

ITEM 13. - EXHIBITS LIST AND REPORTS ON FORM 8-K

(a) The following exhibits have been filed with the Securities and Exchange Commission as required:

       (2)        Not applicable.

       (3)        (1) Articles of Incorporation (incorporated by reference to
                  Illini's Form 10-KSB for the year ended December 31, 1984).
                  (2) Amended and Restated Bylaws of Illini Corporation, effective October 30, 1998 (incorporated by reference as Exhibit 99 to Registrant's Report on Form 8-K filed November
                  6, 1998).

       (4)        (1) Rights Agreement by and between Illini Corporation and
                  Illinois Stock Transfer Company, as rights agent (incorporated by reference to Illini's Form 8-K filed on June 25, 1997).
                  (2) First Amendment to Rights Agreement dated July 1, 1998
                  (incorporated by reference to Illini's Form 8-K filed on July
                  13, 1998).
                  (3) Second Amendment to Rights Agreement dated July 6, 1999
                  (incorporated by reference to Illini Corporation's Form 8-K filed on July 12, 1999).
                  (4) Third Amendment to Rights Agreement dated November 18,
                  1999 (incorporated by reference to Illini Corporation's Form
                  8-K filed on November 26, 1999).

       (9)        Not applicable.

       (10) (1) Form of data processing agreement (incorporated by reference to Illini's Form 10- KSB for the year ended December
                  31, 1996).

                  (2) Employment agreement by and between Illini Corporation and Burnard K. McHone dated November 24, 1998 (incorporated by reference to Illini Corporation's Form 10-KSB for the year ended December 31, 1998).

                  (3) Employment agreement by and between Illini Corporation and William B. Littreal dated November 24, 1998 (incorporated by reference to Illini Corporation's Form 10-KSB for the year ended December 31, 1998).

                  (4) Employment agreement by and between Illini Corporation and Ronald W. Wenger dated November 24, 1998 (incorporated by reference to Illini Corporation's Form 10-KSB for the year ended December 31, 1998).

                  (5) Employment agreement by and between Illini Corporation and James L. Adkins dated February 5, 1999.

                  (6) Employment agreement by and between Illini Corporation and Douglas F. Finn dated March 2, 1999.

                  (7) Non-Compete, Standstill and Sale of Personal Goodwill
                  Agreement dated November 19, 1999 by and between Illini
                  Corporation and Ernest H. Huls (incorporated by reference to
                  Illini Corporation's Form 8-K filed on November 26, 2000).

      (11) Statement regarding computation of earnings per share is included in "Item 7. Financial Statements-Note 1(L)" which is incorporated by reference herein.

      (13)        Not applicable.

      (16)        Letter  from KPMG LLP regarding its concurrence with Illini
                  Corporation's statement regarding change of accountants
                  (incorporated by reference to Illini Corporation's Form 8-K filed on February 24, 2000).

      (18)        Not applicable.

      (21) Subsidiaries of the Registrant: Illini Bank, an Illinois state chartered bank and Farmers State Bank of Camp Point, an Illinois state chartered bank.

      (22)        Not applicable.

       (23)       Not applicable.

       (24)       Not applicable.

       (27)       Financial data schedule.

       (99)       Not applicable.

(b) The Corporation filed a Form 8-K dated November 26, 1999, in connection with the consummation of its acquisition of Farmers State Bank of Camp Point ("Camp Point") that included as exhibits: the Financial Statements and Pro Forma Financial Information of Camp Point; the Third Amendment to Rights Agreement dated June 20, 1997 between Illini Corporation and Illinois Stock Transfer Company; the Non-Compete, Standstill and Sale of Personal Goodwill Agreement dated November 19, 1999 between Illini Corporation and Ernest H. Huls; and Illini Corporation's Press Release dated November 24, 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 29, 2000

Illini Corporation, Registrant,

by /s/ Burnard K. McHone
   Burnard K. McHone, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ THOMAS A. BLACK                  MARCH 29, 2000
Thomas A. Black, Chairman            Date

/S/ RONALD E. CRAMER                 MARCH 29, 2000
Ronald E. Cramer, Director           Date

/S/ LAWRENCE B. CURTIN               MARCH 29, 2000
Lawrence B. Curtin, Director         Date

/S/ CHARLES H. DELANO, III           MARCH 29, 2000
Charles H. Delano, III, Director

/S/ KENNETH G. DEVERMAN              MARCH 29, 2000
Kenneth G. Deverman, Director        Date

/S/ WILLIAM N. ETHERTON              MARCH 29, 2000
William N. Etherton, Director        Date

/S/ WILLIAM B. MCCUBBIN              MARCH 29, 2000
William B. McCubbin, Director        Date

/S/ BURNARD K. MCHONE                MARCH 29, 2000
Burnard K. McHone, Director & Pres.  Date
(Principal Executive Officer)

/S/ ROBERT F. OLSON                  MARCH 29, 2000
Robert F. Olson, Director            Date

/S/ JOHN H. PICKRELL                 MARCH 29, 2000
John H. Pickrell, Director           Date

/S/ N. RONALD THUNMAN                MARCH 29, 2000
N. Ronald Thunman, Director          Date

/S/ WILLIAM G. WALSCHLEGER           MARCH 29, 2000
William G. Walschleger, Director     Date

/S/ PERRY WILLIAMS                   MARCH 29, 2000
Perry Williams, Director             Date

/S/ C. DEANN HAGER                   MARCH 29, 2000
C. Deann Hager, Finance Manager      Date
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

     (10)(5) Employment agreement by and between Illini Corporation and James L Adkins dated February 5, 1999.
     (10)(6) Employment agreement by and between Illini Corporation and Douglas F. Finn dated March 2, 1999.
     (27)         Financial data schedules.

ILLINI CORPORATION, ILLINI BANK AND
FARMERS STATE BANK OF CAMP POINT OFFICERS            ILLINI BANK LOCATIONS
ILLINI CORPORATION                                   3200 West Iles Avenue              106 East Washington
                                                     Springfield                        Greenview
                                                     JEAN JACHINO, BANK MANAGER I       KATHY TISDALE, BANK MANAGER

Burnard K. McHone
President

                                                     120 South Chatham Road             2201 Woodlawn, Ste. 100
James L. Adkins                                      Springfield                        Lincoln
Sr. Vice President / Chief Operating Officer         ANN COWHICK, BANK MANAGER          SHARON AWE, BANK MANAGER

Ronald Wenger                                        615 West Jefferson St.             120 Governor Oglesby
Sr. Vice President / Credit Administration           Springfield                        Elkhart
                                                     STEVE TATE, BANK MANAGER           CONNIE WHITE, BANK MANAGER

Doug F. Finn
Vice President / Sales & Service                     2120 Peoria Road                   116 East Exchange
                                                     Springfield                        Danvers
C. Deann Hager                                       TERESA MAYER, BANK MANAGER         TOM CAISLEY, BANK MANAGER
Finance Manager
                                                     375 West Andrew Road               103 Franklin
ILLINI BANK                                          Sherman                            Hudson
                                                     NANCY MANNING, BANK MANAGER        GREG BIRKY, BANK MANAGER II

Burnard K. McHone
President                                            133 Dodds Street                   100 East Third St.
                                                     Divernon                           Stonington
James L. Adkins                                      VICKIE BLY, BANK MANAGER II        CAROLYN WINN, BANK MANAGER
Sr. Vice President / Chief Operating Officer

                                                     Route 4 and Jefferson              130 Main St.
Ronald Wenger                                        Auburn                             Dawson
Sr. Vice President / Credit Administration           MOLLY APPELT, BANK MANAGER         ANGELA FLECK, BANK MANAGER

Doug F. Finn                                         West Main St.                      101 Main St.
Vice President / Sales & Service                     Mechanicsburg                      Tallula
                                                     LORI JARRETT, BANK MANAGER         JANE KING, BANK MANAGER

C. Deann Hager
Finance Manager                                      420 East Sangamon                  Lincoln & Douglas
                                                     Petersburg                         Owaneco
Nancy Richards                                       JACKIE YOUNG, BANK MANAGER         MARCIA BEAMAN, BANK MANAGER
Relationship Banker

Alan D. Fulk                                         FARMERS STATE BANK OF CAMP POINT LOCATION
Relationship Banker                                  -----------------------------------------

                                                     206 E. Wood Street
FARMERS STATE BANK OF CAMP POINT                     Camp Point
                                                     ANNE HUNSAKER, VICE PRESIDENT & CASHIER

Terry Reuschel
Vice President

Anne Hunsaker
Vice President / Cashier

STOCK TRANSFER AGENT
-------------------------------------

Illinois Stock Transfer
209 West Jackson Blvd.

Suite 903
Chicago, IL 60606
1-800-757-5755