Form 10QSB
period 2000-03-31
ILLINI CORP
filed 2000-05-10
CIK 730037

 QuickLinks -- Click here to rapidly navigate through this document

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

(217) 787-5111
(Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 571,789 shares of $10 par value common stock as of April 30, 2000

Transitional Small Business Disclosure Format: Yes / /  No /x/

ILLINI CORPORATION
INDEX TO FORM 10-QSB
March 31, 2000

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2000 and December 31, 1999

(Unaudited)

	March 31, 2000	December 31, 1999
	(dollars in thousands)
ASSETS
Cash and due from banks	$6,724	$7,383
Interest-bearing deposits in other banks	30	28
Federal funds sold	7,915	5,595

Cash and cash equivalents	14,669	13,006
Debt and marketable equity securities available for sale, at fair value	55,325	56,976
Loans, net of the allowance for loan losses and unearned income	137,436	134,020
Premises and equipment	7,351	7,534
Accrued interest receivable	1,952	1,908
Other real estate owned	613	618
Other assets	2,682	3,033

	$220,028	$217,095

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing demand deposits	30,548	29,549
Interest-bearing deposits:
NOW and money market accounts	51,707	50,301
Savings deposits	18,650	18,527
Time deposits, $100,000 and over	18,771	23,552
Other time deposits	79,357	73,724

Total deposits	199,033	195,653
Note payable	1,000	1,000
Securities sold under agreements to repurchase	398	394
Accrued interest payable	1,038	1,122
Other liabilities	1,189	1,600

Total liabilities	202,658	199,769

Shareholders' equity:
Common stock—$10 par value, authorized 800,000 shares; 571,789 shares issued and outstanding	5,718	5,718
Capital surplus	3,358	3,358
Retained earnings	8,946	8,825
Accumulated other comprehensive loss	(652)	(575)

Total shareholders' equity	17,370	17,326

	$220,028	$217,095

See accompanying notes to interim consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2000 and 1999

(Unaudited)

	2000	1999
	(dollars in thousands)
Interest income:
Interest and fees on loans	$2,976	$1,885
Interest on debt and marketable equity securities:
Taxable	758	654
Tax-exempt	107	91
Interest on short term investments	40	70

Total interest income	3,881	2,700

Interest expense:
Interest on deposits:
NOW and money market accounts	461	341
Savings deposits	92	92
Time deposits, $100,000 and over	272	183
Other time deposits	989	599
Interest on borrowings	30	3

Total interest expense	1,844	1,218

Net interest income	2,037	1,482
Provision for loan losses	135	51

Net interest income after provision for loan losses	1,902	1,431
Noninterest income:
Service charges on deposit accounts	320	290
Other fee income	72	45
Mortgage loan servicing fees	58	64
Gain on sale of mortgage loans	1	24
Other	49	51

Total noninterest income	500	474

Noninterest expense:
Salaries and employee benefits	903	786
Net occupancy expense	211	208
Equipment expense	105	110
Data processing	184	206
Supplies	37	62
Communication and transportation	115	99
Marketing and advertising	50	23
Correspondent and processing fees	62	43
Loan and other real estate owned expenses	17	17
Professional fees	194	205
Directors' and regulatory fees	54	44
Other	92	58

Total noninterest expense	2,024	1,861
Income before income tax expense	378	44
Income tax expense	114	3

Net income	$264	$41

Basic and diluted earnings per share (based on weighted average common shares outstanding of 571,789 in 2000 and 448,456 in 1999)	$0.46	$0.09

See accompanying notes to interim consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2000 and 1999

(Unaudited)

	2000	1999
	(dollars in thousands)
Cash flows from operating activities:
Net income	$264	$41
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	303	282
Provision for loan losses	135	51
Gains on sale of premises and equipment	(2)	—
Gains on sale of other real estate owned	(9)	(10)
Increase in accrued interest receivable	(44)	(81)
Decrease in accrued interest payable	(84)	(123)
Origination of mortgage loans for sale	(1,802)	(3,570)
Proceeds from the sale of mortgage loans	1,575	3,579
Other, net	(58)	338

Net cash provided by operating activities	278	507

Cash flows from investing activities:
Proceeds from maturities and paydowns of debt securities available for sale	1,498	3,511
Purchases of debt and marketable equity securities available for sale	—	(6,817)
Net increase in loans	(3,324)	(1,851)
Purchases of premises and equipment	(46)	(340)
Proceeds from sale of premises and equipment	2	—
Proceeds from sales of other real estate owned	14	29

Net cash used in investing activities	(1,856)	(5,468)

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing deposit accounts	999	(4,155)
Net increase in NOW, money market accounts and savings	1,529	3,013
Net decrease in time deposits $100,000 and over	(4,781)	(976)
Net increase (decrease) in other time deposits	5,633	(918)
Net increase in securities sold under agreements to repurchase	4	—
Cash dividends paid	(143)	(112)

Net cash provided by (used in) financing activities	3,241	(3,148)

Net increase (decrease) in cash and cash equivalents	1,663	(8,109)
Cash and cash equivalents at beginning of period	13,006	12,318

Cash and cash equivalents at end of period	$14,669	$4,209

Supplemental Information:
Income taxes paid	$125	$74
Interest paid	$1,928	$1,341

Other non-cash investing activities:
Transfer of loans to other real estate owned	$—	$29

See accompanying notes to interim consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

Notes to Interim Consolidated Financial Statements (Unaudited)

March 31, 2000

(1) Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Illini Corporation Annual Report on Form 10-KSB for the year ended December 31, 1999.

    Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.

    Results for the three months ended March 31, 2000 may not be indicative of the annual performance of Illini Corporation (or the Corporation). Management of the Corporation has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the interim consolidated financial statements (unaudited) in conformity with generally accepted accounting principals. Actual results could differ from those estimates.

(2) Allowance for Loan Losses and Impaired Loans

    The allowance for loan losses is increased by provisions charged to operations and is available to absorb loan losses. Illini Corporation utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses of its subsidiary banks. Management's approach, which provides for general and specific allowances, is based on current economic conditions, past loan losses, collection experience, risk characteristics of the portfolio, assessing collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgment, deserve current recognition in estimating potential loan losses. The determination of the allowance for loan losses is one of the significant estimates made by management in the preparation of the consolidated financial statements.

	March 31,
	2000	1999
	(dollars in thousands)
Balance at beginning of period	$1,696	$1,368
Provision charged to expense	135	51
Charge-offs	27	82
Less: recoveries	20	12

Net charge-offs	7	70

Balance at end of period	$1,824	$1,349

    Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest according to the contractual terms of the loan agreement is not probable, are evaluated for impairment. Information regarding impaired loans at March 31, 2000 and December 31, 1999 is as follows:

	March 31, 2000	December 31, 1999
	(dollars in thousands)
Nonaccrual loans	$558	$559
Impaired loans continuing to accrue interest	—	—

Total impaired loans	$558	$559

Allowance for losses on specific impaired loans	$—	$18
Impaired loans with no specific related allowance for loan losses	558	499
Average balance of impaired loans during the period	559	1,033

(3) New Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 is effective for all fiscal periods beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, which states SFAS 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Corporation is currently evaluating the requirements and impact of SFAS 133.

(4) Other Comprehensive Income

    For the three month period ended March 31, 2000 and 1999, unrealized gains (losses) on debt and marketable equity securities available for sale, net of tax, is the Company's only other comprehensive income component. Comprehensive income for the three month period ended March 31, 2000 and 1999 is summarized as follows:

	Three Months Ended March 31,
	2000	1999
	(dollars in thousands)
Net income	$264	$41
Other comprehensive income:
Net realized and unrealized losses on securities available for sale, net	(77)	(188)
Less adjustment for net securities (gains) losses realized in net income, net	—	—

Other comprehensive loss	(77)	(188)

Total comprehensive income (loss)	$187	$(147)

(5) Acquisition of Camp Point

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

Purchase price	$6,363
Net asset value of Camp Point at acquisition	(4,306)
Adjustment to Camp Point's historical carrying values of premises and equipment, net of tax	(165)

Excess of cost over fair value of net assets acquired	$1,892

    The intangible asset of approximately $1.9 million representing the excess of cost over fair value of net assets acquired is included in other assets in the consolidated balance sheets of Illini Corporation and is being amortized over 15 years on a straight-line basis.

Item 2.  Management's Discussion and Analysis of Operations

    This discussion should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report and in the 1999 Illini Corporation Annual Report on Form 10-KSB (1999 Form 10-KSB). Illini Corporation cautions that any forward looking statements contained in this report, or in any report incorporated by reference to this report or made by management of Illini Corporation involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those expressed or implied.

SUMMARY

	Quarter ended March 31,
			Percent Change
Earnings	2000	1999
	(dollars in thousands, except per share data)
Total revenue	$4,381	$3,174	38.02%
Net income	264	41	536.83%
Basic earnings per share	$0.46	$0.09	399.47%

	Quarter ended March 31,
			Basis Point Change
Key Ratios	2000	1999
Return on average assets(1)	0.49%	0.11%	0.38%
Return on average equity(1)	6.12%	1.09%	5.03%
Average equity to assets	8.06%	9.73%	(1.67%)
Tier 1 leverage ratio	7.40%	9.35%	(1.95%)
Tier 1 risk-based capital ratio	10.63%	14.37%	(3.74%)
Total risk-based capital ratio	11.85%	15.68%	(3.83%)
Dividend payout ratio	54.18%	270.59%	(216.41%)
Net interest margin	4.27%	4.31%	(0.04%)
Efficiency ratio	78.08%	92.87%	(14.79%)

(1)
Reported on an annualized basis.

RESULTS OF OPERATION

Earning Assets

    Management is pleased with the results of our efforts to grow earning assets. Average earning assets of the Corporation for the first three months of 2000 increased 36.39% or $52.4 million to $196.4 million from $144.0 million for the first three months of 1999.

    As discussed in the asset quality section of this Form 10-QSB, management has actively pursued the improvement of the asset quality of all earning assets, including loans and investment securities.

    Average net loans increased to $136.5 million for the three months ended March 31, 2000 compared to $85.3 million for the same period in 1999. The increase of $51.2 million for the three months ended March 31, 2000 as compared to the same period for 1999 was primarily due to an increase of $31.7 million in commercial loans, including commercial real estate loans, $10.3 million in residential loans, $7.9 million in agriculture loans, including agriculture real estate, and $1.6 million in consumer loans. The acquisition of Farmers State Bank of Camp Point ("Camp Point") contributed $14.4 million to the total increase of $51.2 million in average net loans. The average yield on the loan portfolio, net of the allowance for loan losses, decreased 23 basis points to 8.77% for the three months ended March 31, 2000, due to the competitive interest rate environment and a change in loan mix for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

    Average investment securities increased $4.9 million for the three months ended March 31, 2000 as compared to the same period in 1999. The average yield of the investment securities portfolio was 6.39% for the three months ended March 31, 2000, an increase of 37 basis points as compared to the same period in 1999. The acquisition of Camp Point contributed $15.4 million to the total average investments. The decrease in investments from December 31, 1999 to March 31, 2000 is a result of the increase in loan growth. Management intends to maintain a balance in the investment portfolio to support basic surplus.

Funding

    The most important and stable source of funding is core deposits, considered by management to include non-interest bearing demand deposits, NOW and money market accounts, savings deposits and time deposits under $100,000. Average core deposits for the three months ended March 31, 2000 increased 36.80% or $46.5 million to $173.0 million from $126.4 million for the three months ended March 31, 1999. The acquisition of Camp Point contributed $24.2 million to the total increase of $46.5 million in average core deposits. The average rate paid on total interest bearing liabilities for the three months ended March 31, 2000 increased 30 basis points when compared to the three months ended March 31, 1999.

    The increase in average core deposits, including noninterest bearing demand deposits, for the three months ended March 31, 2000 as compared to the same period in 1999 has provided a low cost funding source for the growth in the loan portfolio. In addition to federal funds purchased, Illini Bank and Camp Point maintain an overnight federal funds line of credit with an unaffiliated financial institution and an unused line of credit with the Federal Home Loan Bank of Chicago.

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

    Interest income, on a fully taxable equivalent basis, was $3.9 million for the three months ended March 31, 2000 compared to $2.7 million for the same period in 1999. Interest expense was $1.8 million for the three months ended March 31, 2000 compared to $1.2 million for the same periods in 1999. An increase in interest income and interest expense resulted in a $0.6 million increase in net interest income for the three months ended March 31, 2000.

    Net interest margin for the three months ended March 31, 2000 of 4.27% was down from 4.31% reported for the same period in 1999. The decrease in the net interest margin is primarily due to increases in rates of core time deposits. Management will continue to closely monitor its funding costs to maintain an acceptable spread given the increased demand in commercial lending. Management will continue to structure the balance sheet to provide insulation for extreme interest rate changes. Management continues to focus on increasing the loan portfolio without jeopardizing the enhanced liquidity that has been gained in prior periods.

    Net interest income is affected by the growth, pricing, mix, and maturity of interest earning-assets and interest-bearing liabilities, as well as other factors, including loan quality. Also, the Corporation's interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flow. Individual components of net interest income and net interest margin are presented in the consolidated average balances, interest income/expense and yield/rates table on page 11 and a net interest income-rate/volume variance analysis on page 12.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Three months ended March 31,
	2000				1999
	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$2,872	1.3%	$40	5.63%	$6,519	4.1%	$70	4.37%
Investment securities (3)
Taxable	48,458	22.6	758	6.26	44,838	28.3	654	5.83
Tax-exempt (1)	8,655	4.0	155	7.14	7,393	4.7	132	7.14

Total securities	57,113	26.6	913	6.39	52,231	33.0	786	6.02
Loans
Commercial (1)	20,592	9.6	471	9.18	11,074	7.0	249	9.13
Agriculture	11,933	5.6	253	8.51	7,507	4.7	162	8.77
Real estate:
Commercial	55,707	25.9	1,187	8.54	33,477	21.1	709	8.58
Agriculture	6,780	3.2	148	8.77	3,266	2.1	73	9.07
Residential	31,845	14.8	653	8.22	21,571	13.6	450	8.46
Consumer, net	10,687	5.0	243	9.12	9,104	5.8	222	9.89
Credit card	669	0.3	28	16.97	630	0.4	26	16.87

Total loans	138,213	64.4	2,983	8.66	86,629	54.7	1,891	8.85
Allowance for loan losses	(1,765)	(0.8)			(1,363)	(0.9)

Net loans (1) (2)	136,448	63.6	2,983	8.77	85,266	53.8	1,891	9.00

Total interest-earning assets	196,433	91.5	$3,936	8.04%	144,016	90.9	$2,747	7.74%

Cash and due from banks	6,389	3.0			4,439	2.8
Premises and equipment	7,465	3.5			7,300	4.6
Other real estate owned	613	0.3			345	0.2
Other assets (3)	3,680	1.7			2,293	1.5

Total assets	$214,580	100.0%			$158,393	100.0%

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$29,131	13.6%			$22,500	14.2%
Interest-bearing demand	51,679	24.1	$461	3.58%	41,220	26.0	$341	3.35%
Savings	18,704	8.7	92	1.98	17,310	10.9	92	2.16
Time deposits, less than $100,000	73,449	34.2	989	5.40	45,405	28.7	599	5.35

Total core deposits	172,963	80.6	1,542	3.58	126,435	79.8	1,032	3.31
Time deposits, $100,000 and over	20,180	9.4	272	5.41	14,301	9.0	183	5.20

Total deposits	193,143	90.0	1,814	3.77	140,736	88.8	1,215	3.50
Short-term borrowings	1,602	0.7	30	7.51	310	0.2	3	4.56
Total interest-bearing liabilities	165,614	77.1	1,844	4.47	118,546	74.8	1,218	4.17
Other liabilities	2,538	1.2			1,937	1.3

Total liabilities	197,283	91.9			142,983	90.3
Shareholders' equity	17,297	8.1			15,410	9.7

Total liabilities and shareholders' equity	$214,580	100.0%			$158,393	100.0%

Net interest margin			$2,092	4.27%			$1,529	4.31%

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

(2)
Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $79,000 in 2000 and $52,000 in 1999.

(3)
Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

  Net Interest Income—Rate/Volume Variance Analysis(*)

	Quarter ended March 31, 2000 as compared to quarter ended March 31, 1999
	Changes in Income/Expense	Volume Effect	Rate Effect
	(dollars in thousands)
Short-term investments	$(30)	$(40)	$10
Investment securities:
Taxable	104	53	51
Tax-exempt	23	22	1

Total securities	127	75	52
Loans:
Commercial	222	217	5
Agriculture	91	97	(6)
Real Estate:
Commercial	478	475	3
Agriculture	75	79	(4)
Residential	203	217	(14)
Consumer, net	21	39	(18)
Credit card	2	2	0

Total loans	1,092	1,126	(34)

Total interest income	1,189	1,161	28

Interest bearing demand	120	87	33
Savings	0	8	(8)
Time deposits, less than $100,000	390	374	16

Total core deposits	510	469	41
Time deposits, $100,000 and over	89	76	13

Total deposits	599	545	54
Short-term borrowings	27	15	12

Total interest expense	626	560	66

Net interest income	$563	$601	$(38)

(*)
Fully taxable equivalent basis

NOTE: The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

Noninterest Income

	Three months ended March 31,		Percent Change
	2000	1999	2000/1999
Service charges on deposit accounts	$320	$290	10.3%
Other fee income	72	45	60.0
Mortgage loan servicing fees	58	64	(9.4)
Gain on sale of mortgage loans	1	24	(95.8)
Other	49	51	(3.9)

	$500	$474	5.5%

    The 10.3% increase in service charge income is a direct result of increased numbers of fee based transaction accounts opened, and the new fee structure for transaction accounts that went into effect in January 1, 1999. Other fee income also increased as a direct result of fee based services used by bank customers.

    Mortgage loan servicing fees declined 9.4% for the three months ending March 31, 2000. The decline is due to management's decision to retain mortgage loans as part of the strategy to increase loan balances. The decrease in the gain on sale of mortgage loans is also due to a decrease in sales volume.

Noninterest Expense

	Three months ended March 31,		Percent Change
	2000	1999	2000/1999
Salaries and employee benefits	$903	$786	14.9%
Net occupancy expense	211	208	1.4
Equipment expense	105	110	(4.5)
Data processing	184	206	(10.7)
Supplies	37	62	(40.3)
Communication and transportation	115	99	16.2
Marketing and advertising	50	23	117.4
Correspondent and processing fees	62	43	44.2
Loan and other real estate owned expenses	17	17	0.0
Professional fees	194	205	(5.4)
Directors' and regulatory fees	54	44	22.7
Other	92	58	58.6

	$2,024	$1,861	8.8%

    Total non-interest expense increased $163,000 to $2,024 million for the three months ended March 31, 2000. The net increases in these expenses are influenced by several factors. Salaries and employee benefits increased $117,000 and was a direct result of incentive pay programs that were established in April of 1999, increased costs of employee benefit plans, and cost of living increases to base salaries. Communication and Transportation expenses increased $16,000 as a result of cost increased from service providers. Marketing and advertising increased $27,000 to support bank strategies for growth. Correspondent and processing fees increased $19,000, Regulatory fees increased $10,000, and other expenses increased $34,000. These increases were a result of growth and Y2K related costs. Management continues to explore opportunities to reduce non-interest expenses.

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

CREDIT QUALITY

    Gross loans totaled $139.3 million at March 31, 2000, an increase of $3.9 million, or 2.88%, from $135.4 million at December 31, 1999. The provision for loan losses has increased to $135,000 for the three months ended March 31, 2000 as compared to $51,000 for the same period in 1999. At March 31, 2000 the allowance as a percent of total loans and nonperforming loans increased to 1.31% as compared to 1.25% at December 31, 1999. The increase is a result of the growth in the loan portfolio. Management believes this percentage is adequate to support any unexpected losses, and is consistent with peer group ratios.

	Three Months Ended March 31
	2000	1999
	(dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$1,696	$1,368
Provision charged to expense	135	51
Charge-offs	27	82
Less: recoveries	20	12

Net charge-offs	7	70

Balance at end of period	$1,824	$1,349

Net Charge-Off Ratios(1):
Commercial	(0.09)%	0.54%
Real Estate	0.00	0.06
Installment	0.19	1.26
Credit Cards	4.16	1.51
Totals	0.02%	0.33%

(1)
Ratios to average loans are presented on an annualized basis

    Illini Corporation's primary business of making commercial, real estate, and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Corporation. Accordingly, a significant factor in the Corporation's past and future operating results is the level of the provision for loan losses. The provision for loan losses is up 165% for the three months ended March 31, 2000 as compared to the comparable period in the prior year. The increase in the provision is consistent with the growth in the loan portfolio. Net charge-offs decreased to $7,000 for the three months ended March 31, 2000 as compared to $70,000 for the comparable period in the prior year.

    Management feels that credit quality systems and controls implemented in 1996 and 1997, along with the creation of a formalized credit administration function in 1998, have resulted in significantly improved credit quality. Illini Corporation has a 1.31% allowance to gross loans ratio as of March 31, 2000 compared to 1.25% and 1.52% as of December 31, 1999 and March 31, 1999, respectively. The net charge-off ratio for the three months ended March 31, 2000 was 0.02% compared to 0.09% and 0.16% for years ended December 31, 1999 and 1998, respectively.

    At March 31, 2000, impaired loans totaled $558,000 compared to $559,000 at December 31, 1999. At March 31, 2000, there was no allowance for loan losses on impaired loans compared to $18,000 at December 31, 1999. Of the total impaired loans at March 31, 2000 and December 31, 1999, there were no loans still accruing interest.

Credit Quality	March 31, 2000	December 31, 1999	March 31, 1999
	(dollars in thousands)
Nonperforming assets:
Loans delinquent over 90 days, still accruing interest	$0	$1	$0
Nonaccrual	558	559	1,215
Renegotiated	32	32	0
Other real estate owned	613	618	341

Total nonperforming assets	$1,203	$1,210	$1,556

Key ratios:
Nonperforming loans to ending loans	0.40%	0.41%	1.37%
90 days delinquent to ending loans	0.00	0.00	0.00
Allowance to total loans	1.31	1.25	1.52
Allowance to nonperforming loans	309.15	286.58	111.03

    Illini Corporation's loan underwriting guidelines and credit review procedures and policies are designed to protect the Corporation from credit losses. Illini Corporation's process for monitoring loan quality includes detailed monthly trend analysis of delinquencies and nonperforming assets. Management and the board of directors monitor potential problem loans, changes to the watchlist, and extensions of credit outside of the loan policy. Management extensively monitors significant credit relationships through appraisals, assessment of the financial condition of borrowers, restrictions on out-of-area lending, and avoidance of loan concentrations.

    As discussed in the Corporation's 1999 Form 10-KSB and previous Form 10-QSB reports, management has implemented several initiatives to improve credit quality. These steps included a new officer driven problem loan identification system, a revamped allowance for loan losses adequacy determination process, a new loan policy, and improved reporting systems (credit quality and production). Management is committed to continuing these initiatives and has supplemented these efforts in 2000 by engaging an outside firm to perform a comprehensive review of each bank's loan portfolio to assess its credit quality and the effectiveness of management's loan quality systems and controls.

CAPITAL RESOURCES

    The current economic and regulatory environment places increased emphasis on capital strength. A strong capital position, which is vital to the continued profitability of Illini Corporation, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Illini Corporation has satisfied its capital requirements principally through the retention of earnings. At March 31, 2000, Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 10.63%, 11.85% and 7.40%, respectively, as compared to 10.86%, 12.03% and 7.32% for the period ending December 31, 1999. As of March 31, 2000, the Corporation's subsidiary banks met the criteria to be classified as "well capitalized."

    Earnings retention is affected by the board of director's declaration of cash dividends. The dividend payout ratio is an indicator of the level of earnings retained. The Board of Directors of the Corporation considers the capital strength of the Corporation and the banks in determining the appropriate level of cash dividends to be paid to shareholders. The dividend payout ratio for the three months ended March 31, 2000 was 54.18% as compared to 270.59% for the three months ended March 31, 1999. The dividend per share for the three months ended March 31, 2000 is unchanged from the same period in 1999.

LIQUIDITY

    Illini Corporation's policy is to manage interest rate risk to a level which places limits on the sensitivity of its earnings to changes in market interest rates. An explanation of the asset/liability management process is found in the Corporation's 1999 Form 10-KSB, beginning on page 15. Interest rate risk management at Illini Corporation is executed through the use of on-balance sheet investment products.

    The assets portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities, and sales of investment securities available for sale. The liability side of the balance sheet provides liquidity through various customers' interest-bearing and noninterest-bearing deposit accounts. Short-term borrowings are an additional source of liquidity and represent Illini Corporation's incremental borrowing capacity.

    During the second quarter of 1998, Illini Corporation completed a comprehensive analysis of its asset/ liability function, including a review of its funds management policy and its principal measure of liquidity. The Corporation implemented a new measure of liquidity measurement, called "Basic Surplus," which redefines liquid assets as the total assets held by the Corporation which can be converted to cash in thirty days or less, reduced by short term liabilities. As of March 31, 2000, the most recent calculation, Illini Corporation's core liquidity was $22.8 million, or 10.61% of total average assets.

    Management believes the new formula provides an accurate measurement of liquidity and provides management with a comprehensible and consistent tool to develop pricing and profitability strategies. Based on the new measurement and as compared to peer banks, management believes the liquidity position of the banks is strong.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Derivative financial instruments include futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The bank subsidiaries currently do not enter into futures, forwards, swaps, or options. However, they are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments generally have fixed expiration dates and require collateral from the borrower if deemed necessary by the banks. Standby letters of credit are conditional commitments issued by the banks to guarantee the performance of a customer to a third party up to a stipulated amount and within specified terms and conditions. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the banks until and unless the instrument is exercised.

    The bank subsidiaries exposure to market risk and interest rate risk is reviewed by their individual Asset/Liability Committees. Management realizes certain risks are inherent, such as the uncertainty of market interest rates, and that its goal is to identify and manage such risks. The primary tool management uses to monitor and manage interest rate risk is a static gap report. The bank subsidiaries have no market risk sensitive instruments held for trading purposes.

    The Corporation's interest rate and market risk profile has not materially changed from the year ended December 31, 1999. Please refer to the Corporation's 1999 Form 10-KSB for further discussion of the Corporation's market and interest rate risk.

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

    Quinn's counsel announced on October 18, 1999, the intention to petition the Court for an order directing Illini Corporation and ISTC to pay Quinn's attorneys' fees pursuant to the attorney fee provision of the Rights Agreement. Quinn's fee petition was heard and denied. Quinn has filed a pending appeal as to all adverse orders. The Corporation is vigorously contesting the appeal.

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

    Noll's counsel filed a petition for payment of her attorneys' fees by Illini Corporation, which was heard on December 9, 1999. The Court denied Noll's fee petition. Noll filed a Motion for Reconsideration of the Orders granting the Defendants' Motions for Summary Judgment and denying attorneys' fees. Hearing on that Motion will be held on April 11, 2000, and the Court denied the Motion. It is anticipated that Noll will appeal.

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

    The case has been reassigned to Judge Tim Olson. Briefing of the Motion to Dismiss was completed, but the Court continued the hearing on the Motion to Dismiss. Judge Olson recused himself just prior to a scheduled case management conference on March 9, 2000. The case has been reassigned and a case management conference is scheduled for June 1, 2000.

Item 2 Changes in Securities

    — none

Item 3 Defaults Upon Senior Securities

    — none

Item 4 Submission of Matters to a Vote of Security Holders

    — none

Item 5 Other Information

    — none

Item 6 Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

    The Exhibits filed herewith are set forth in the Exhibit Index filed as a part of these Form 10-QSB.

  (b)
  Reports on Form 8-K:

  (1)
  The Company filed a current report on Form 8-K/A on January 31, 2000 relative to its acquisition of Farmers State Bank of Camp Point. The Form 8-K/A amended and supplemented the Form 8-K which was filed on November 26, 1999 to include (i) the audited balance sheets as of December 31, 1998 and 1997 and audited statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 1999 and September 30, 1998 of Farmers State Bank of Camp Point; (ii) the unaudited balance sheet as of September 30, 1999 and unaudited statements of income and cash flows for the nine-month periods ended September 30, 1999 and September 30, 1998 of Farmers State Bank of Camp Point; and (iii) unaudited pro forma combined balance sheet as of September 30, 1999 and unaudited pro forma combined statements of income for the nine month period ended September 30, 1999 and for the year ended December 31, 1998 of Illini Corporation.

  (2)
  The Company filed a current report on Form 8-K on February 24, 2000 relative to the dismissal of its prior certifying accountants, KPMG LLP and to the engagement of Olive LLP as its principal accountants.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Illini Corporation
                      (Registrant)

By: /s/ BURNARD K. MCHONE Burnard K. McHone President	May 10, 2000 Date Signed
By: /s/ DEANN HAGER Deann Hager Finance Manager	May 10, 2000 Date signed

EXHIBIT INDEX

Number	Description
27	Financial Data Schedule

QuickLinks

ILLINI CORPORATION INDEX TO FORM 10-QSB March 31, 2000
PART I. FINANCIAL INFORMATION
RESULTS OF OPERATION
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX