Form 10QSB
period 2000-06-30
ILLINI CORP
filed 2000-08-11
CIK 730037

 QuickLinks -- Click here to rapidly navigate through this document

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2000

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

(217) 787-5111
(Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 571,789 shares of $10 par value common stock as of July 31, 2000

    Transitional Small Business Disclosure Format: Yes / /  No /x/

ILLINI CORPORATION

Information Concerning Forward-Looking Statements

    Statements contained in this Form 10-QSB which are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by Illini Corporation with the Securities and Exchange Commission from time to time.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ILLINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2000 and December 31, 1999
(Unaudited)

	June 30, 2000	December 31, 1999
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,413	$7,383
Interest-bearing deposits in other banks	30	28
Federal funds sold	5,095	5,595

Cash and cash equivalents	10,538	13,006
Debt and marketable equity securities available for sale, at fair value	54,986	56,976
Loans, net of the allowance for loan losses and unearned income	146,478	134,020
Premises and equipment	7,145	7,534
Accrued interest receivable	2,009	1,908
Other real estate owned	508	618
Other assets	2,654	3,033

	$224,318	$217,095

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing demand deposits	28,730	29,549
Interest-bearing deposits:
NOW and money market accounts	51,927	50,301
Savings deposits	18,465	18,527
Time deposits, $100,000 and over	25,023	23,552
Other time deposits	79,150	73,724

Total deposits	203,295	195,653
Note payable	1,000	1,000
Securities sold under agreements to repurchase	402	394
Accrued interest payable	1,150	1,122
Other liabilities	911	1,600

Total liabilities	206,758	199,769

Shareholders' equity:
Common stock-$10 par value, authorized 800,000 shares; 571,789 shares issued and outstanding	5,718	5,718
Capital surplus	3,358	3,358
Retained earnings	9,116	8,825
Accumulated other comprehensive loss	(632)	(575)

Total shareholders' equity	17,560	17,326
	$224,318	$217,095

See accompanying notes to interim consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three Months and Six Months Ended June 30, 2000 and 1999
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$3,102	$2,093	$6,078	$3,978
Interest on debt and marketable equity securities
Taxable	751	647	1,509	1,301
Tax-exempt	147	92	254	183
Interest on short term investments	195	1	235	71

Total interest income	4,195	2,833	8,076	5,533

Interest expense:
Interest on deposits:
NOW and money market accounts	488	323	949	664
Savings deposits	93	87	185	179
Time deposits, $100,000 and over	361	181	633	364
Other time deposits	1,120	594	2,109	1,193
Interest on borrowings	29	40	59	43

Total interest expense	2,091	1,225	3,935	2,443

Net interest income	2,104	1,608	4,141	3,090
Provision for loan losses	135	51	270	102

Net interest income after provision for loan losses	1,969	1,557	3,871	2,988
Noninterest income:
Service charges on deposit accounts	343	322	663	612
Other fee income	69	58	141	103
Mortgage loan servicing fees	57	52	115	116
Gain on sale of mortgage loans	10	7	11	31
Securities gains (losses)	(13)	8	(13)	8
Other	42	34	91	85

Total noninterest income	508	481	1,008	955
Noninterest expense:
Salaries and employee benefits	900	730	1,803	1,516
Net occupancy expense	199	189	410	397
Equipment expense	101	98	206	208
Data processing	186	187	370	393
Supplies	42	43	79	105
Communication and transportation	118	98	233	197
Marketing and advertising	53	14	103	37
Correspondent and processing fees	65	72	127	115
Loan and other real estate owned expenses	18	25	35	42
Professional fees	185	291	379	496
Directors' and regulatory fees	71	43	125	87
Other	99	70	191	128

Total noninterest expense	2,037	1,860	4,061	3,721
Income before income tax expense	440	178	818	222
Income tax expense	127	39	241	42

Net income	$313	$139	$577	$180

Basic and diluted earnings per share (based on weighted average common shares outstanding of 571,789 in 2000 and 448,456 in 1999)	$0.55	$0.31	$1.01	$0.40

See accompanying notes to interim consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2000 and 1999
(Unaudited)

	2000	1999
	(dollars in thousands)
Cash flows from operating activities:
Net income	$577	$180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	563	568
Provision for loan losses	270	102
Securities (gains) losses, net	13	(8)
Gain on sale of premises and equipment	(2)	—
(Gain) loss on sale of other real estate owned	1	(15)
(Increase) decrease in accrued interest receivable	(101)	173
Increase (decrease) in accrued interest payable	28	(28)
Origination of mortgage loans for sale	(3,402)	(4,300)
Proceeds from the sale of mortgage loans	3,298	4,365
Other, net	(385)	(248)

Net cash provided by operating activities	860	789

Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	4,757	6,223
Proceeds from maturities and paydowns of debt securities available for sale	3,237	7,188
Purchases of debt and marketable equity securities available for sale	(6,144)	(7,528)
Net increase in loans	(12,609)	(15,070)
Purchases of premises and equipment	(59)	(501)
Proceeds from sale of premises and equipment	2	—
Proceeds from sales of other real estate owned	124	68

Net cash used in investing activities	(10,692)	(9,620)

Cash flows from financing activities:
Net decrease in non-interest bearing demand deposits	(819)	(3,903)
Net increase in NOW, money market accounts and savings	1,564	3,683
Net increase (decrease) in time deposits, $100,000 and over	1,471	(1,092)
Net increase in other time deposits	5,426	131
Net increase in federal funds purchased	—	4,115
Net increase (decrease) in securities sold under agreements to repurchase	8	(100)
Cash dividends paid	(286)	(225)

Net cash provided by financing activities	7,364	2,609

Net decrease in cash and cash equivalents	(2,468)	(6,222)
Cash and cash equivalents at beginning of period	13,006	12,318

Cash and cash equivalents at end of period	$10,538	$6,096

Supplemental Information:
Income taxes paid	$448	$146
Interest paid	$3,907	$2,471

Other non-cash investing activities:
Transfer of loans to other real estate owned	$15	$208

See accompanying notes to interim consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES
Notes to Interim Consolidated Financial Statements (Unaudited)
June 30, 2000

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

    Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Illini Corporation has no potential common shares which are dilutive.

    Results for the three and six months ended June 30, 2000 may not be indicative of the annual performance of Illini Corporation (or the Corporation). Management of the Corporation has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the interim consolidated financial statements (unaudited) in conformity with generally accepted accounting principals. Actual results could differ from those estimates.

(2) Allowance for Loan Losses and Impaired Loans

    The allowance for loan losses is increased by provisions charged to operations and is available to absorb loan losses. Illini Corporation utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses of its subsidiary banks. Management's approach, which provides for general and specific allowances, is based on current economic conditions, past loan losses, collection experience, risk characteristics of the portfolio, assessing collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management's judgment, deserve current recognition in estimating potential loan losses. The determination of the allowance for loan losses is one of the estimates made by management in the preparation of the consolidated financial statements.

	June 30,
	2000	1999
	(dollars in thousands)
Balance at beginning of period	$1,696	$1,368
Provision charged to expense	270	102
Charge-offs	91	140
Less: recoveries	35	39

Net charge-offs	56	101

Balance at end of period	$1,910	$1,369

    Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest according to the contractual terms of the loan agreement is not probable, are evaluated for impairment. Information regarding impaired loans at June 30, 2000 and December 31, 1999 is as follows:

	June 30, 2000	December 31, 1999
	(dollars in thousands)
Nonaccrual loans	$862	$559
Impaired loans continuing to accrue interest	—	—

Total impaired loans	$862	$559

Allowance for losses on specific impaired loans	$69	$18
Impaired loans with no specific related allowance for loan losses	749	499
Average balance of impaired loans during the period	710	1,033

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

(4) Other Comprehensive Income

    For the three and six-month periods ended June 30, 2000 and 1999, unrealized gains (losses) on debt and marketable equity securities available for sale, net of tax, is the Company's only other comprehensive income component. Comprehensive income for the three and six-month periods ended June 30, 2000 and 1999 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
	(dollars in thousands)
Net income	$313	$139	$577	$180
Other comprehensive income:
Net realized and unrealized gains (losses) on securities available for sale, net	7	(422)	(70)	(610)
Less adjustment for net securities gains realized in net income, net	8	(5)	8	(5)

Other comprehensive income (loss)	15	(427)	(62)	(615)

Total comprehensive income (loss)	$328	$(288)	$515	$(435)

(5) Pending Sale of Menard County Branches

    On May 24, 2000, Illini signed a Branch Purchase and Assumption Agreement with Petefish Skiles & Company of Virginia, Illinois, to sell Illini branches located in Tallula, Greenview and Petersburg, Illinois. The sale includes real property, personal property, loans and deposit liabilities. Total loan and total deposit liabilities for these branches at June 30, 2000 were $6.2 million and $13.8 million, respectively. The sale is expected to close in the fourth quarter of 2000.

Item 2. Management's Discussion and Analysis of Operations

    This discussion should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report and in the 1999 Illini Corporation Annual Report on Form 10-KSB (1999 Form 10-KSB).

SUMMARY

	Quarter ended June 30,			Six months ended June 30,
			Percent Change			Percent Change
Earnings	2000	1999		2000	1999
	(dollars in thousands, except per share data)
Total revenue	$4,703	$3,314	41.94%	$9,084	$6,488	40.02%
Net income	313	139	126.21%	577	180	220.87%
Basic earnings (loss) per share	$0.55	$0.31	77.42%	$1.01	$0.40	151.66%
	Quarter ended June 30,			Six months ended June 30,
			Basis Point Change			Basis Point Change
Key Ratios	2000	1999		2000	1999
Return on average assets (1)	0.55%	0.35%	0.20%	0.52%	0.23%	0.29%
Return on average equity (1)	7.03%	3.65%	3.38%	6.58%	2.37%	4.21%
Average equity to assets	7.84%	9.44%	(1.60)%	7.94%	9.58%	(1.64)%
Tier 1 leverage ratio	7.05%	9.22%	(2.17)%
Tier 1 risk-based capital ratio	10.24%	12.97%	(2.73)%
Total risk-based capital ratio	11.46%	14.17%	(2.71)%
Dividend payout ratio	45.63%	80.95%	(35.32)%	49.53%	124.66%	(75.13)
Net interest margin	4.14%	4.54%	(0.40)%	4.19%	4.42%	(0.23)%
Efficiency ratio	75.89%	87.06%	(11.17)%	76.97%	89.87%	(12.90)%

(1)
Reported on an annualized basis.

RESULTS OF OPERATION

Earning Assets

    Management is pleased with the results of our efforts to grow earning assets. Average earning assets of the Corporation for the first six months of 2000 increased 40.56% or $58.9 million to $204.1 million from $145.2 million for the first six months of 1999.

    As discussed in the asset quality section of this Form 10-QSB, management has actively pursued the improvement of the asset quality of all earning assets, loans, and investment securities.

    Average net loans increased to $140.6 million for the three months ended June 30, 2000 compared to $94.7 million for the same period in 1999. The increase of $45.9 million for the three months ended June 30, 2000 as compared to the same period for 1999 was primarily due to an increase of $29.2 million in commercial loans, including commercial real estate loans, $7.2 million in residential loans, $8.6 million in agriculture loans, including agriculture real estate, and $1.2 million in consumer loans. The acquisition of Farmers State Bank of Camp Point ("Camp Point") contributed $14.1 million to the total increase of $45.9 million in average net loans. The average yield on the loan portfolio, net of the allowance for loan losses, decreased 2 basis points to 8.87% for the three months ended June 30, 2000, due to the competitive interest rate environment and a change in loan mix for the three months ended June 30, 2000, compared to the three months ended June 30, 1999.

    Average net loans increased to $138.8 million for the six months ended June 30, 2000 compared to $90.0 million for the same period in 1999. The increase of $48.8 million for the six months ended June 30, 2000 as compared to the same period in 1999 was primarily due to an increase of $30.7 million in commercial loans, including commercial real estate loans, $8.9 million in residential loans, $8.2 million in agriculture loans, including agriculture real estate, and $1.4 million in consumer loans. The acquisition of Camp Point contributed $14.5 million to the total increase of $48.8 million in average net loans. The average yield on the loan portfolio, net of the allowance for loan losses, decreased 14 basis points to 8.80%.

    Average investment securities increased $6.2 million and $5.7 million for the three and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. The average yield of the investment securities portfolio was 6.68% and 6.52% for the three and six months ended June 30, 2000, respectively, an increase of 63 and 49 basis points as compared to the same periods in 1999. The acquisition of Camp Point contributed $15.3 million to the total average investments at June 30, 2000. The decrease in investments from December 31, 1999 to June 30, 2000 is a result of the increase in loan growth. Management intends to maintain a balance in the investment portfolio to support basic surplus.

Funding

    The most important and stable source of funding is core deposits, considered by management to include non-interest bearing demand deposits, NOW and money market accounts, savings deposits and time deposits under $100,000. Average core deposits for the six months ended June 30, 2000 increased 39.53% or $50.0 million to $176.5 million from $126.5 million for the six months ended June 30, 1999. The acquisition of Camp Point contributed $24.5 million to the total increase of $50.0 million in average core deposits. The average rate paid on total interest bearing liabilities for the six months ended June 30, 2000 increased 47 basis points when compared to the six months ended June 30, 1999.

    The increase in average core deposits, including noninterest bearing demand deposits, for the six months ended June 30, 2000 as compared to the same period in 1999 has provided a low cost funding source for the growth in the loan portfolio. In addition to federal funds purchased, Illini Bank and Camp Point maintain an overnight federal funds line of credit with an unaffiliated financial institution and a line of credit with the Federal Home Loan Bank of Chicago.

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

    Interest income, on a fully taxable equivalent basis, was $4.3 million and $8.2 million for the three and six months ended June 30, 2000, respectively, compared to $2.9 million and $5.6 million for same periods in 1999, respectively. Interest expense was $2.1 million and $3.9 million for the three and six months ended June 30, 2000, respectively, compared to $1.2 million and $2.4 million for the same periods in 1999, respectively. An increase in interest income and interest expense resulted in a $1.1 million increase in net interest income for the six months ended June 30, 2000.

    Net interest margin for the six months ended June 30, 2000 of 4.19% was down from 4.42% reported for the same period in 1999. The decrease in the net interest margin is primarily due to increases in rates of core time deposits. Management will continue to closely monitor its funding costs to maintain an acceptable spread given the increased demand in commercial lending. Management will continue to structure the balance sheet to provide insulation for extreme interest rate changes. Management has begun to focus on increasing the loan portfolio without jeopardizing the enhanced liquidity that has been gained in prior periods.

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

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Quarter ended June 30,
	2000				1999
	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$12,637	5.5%	$195	6.17%	$96	0.1%	$1	4.73%
Investment securities (3)
Taxable	46,904	20.6	751	6.40	44,141	27.4	647	5.86
Tax-exempt (1)	10,827	4.7	213	7.89	7,410	4.6	133	7.16

Total securities	57,731	25.3	964	6.68	51,551	32.0	780	6.05
Loans
Commercial (1)	23,379	10.3	541	9.29	12,900	8.0	297	9.24
Agriculture	12,661	5.5	272	8.61	8,004	5.0	165	8.29
Real estate:
Commercial	56,229	24.7	1,223	8.72	37,497	23.3	801	8.57
Agriculture	7,485	3.3	154	8.27	3,495	2.2	76	8.68
Residential	31,507	13.8	648	8.25	24,262	15.0	513	8.49
Consumer, net	10,520	4.6	241	9.20	9,290	5.7	220	9.50
Credit card	674	0.3	29	17.21	612	0.4	27	17.77

Total loans	142,455	62.5	3,108	8.75	96,060	59.6	2,099	8.77
Allowance for loan losses	(1,879)	(0.8)			(1,357)	(0.8)

Net loans (1) (2)	140,576	61.7	3,108	8.87	94,703	58.8	2,099	8.89

Total interest-earning assets	210,944	92.5	$4,267	8.11%	146,350	90.9	$2,880	7.89%

Cash and due from banks	5,724	2.5			4,947	3.1
Premises and equipment	7,278	3.2			7,360	4.6
Other real estate owned	613	0.3			398	0.2
Other assets (3)	3,472	1.5			1,965	1.2

Total assets	$228,031	100.0%			$161,020	100.0%

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$29,873	13.1%			$22,629	14.1%
Interest-bearing demand	51,457	22.6	$488	3.80%	41,082	25.5	$323	3.15%
Savings	18,606	8.2	93	2.00	17,632	10.9	87	1.97
Time deposits, less than $100,000	79,653	34.9	1,120	5.64	45,233	28.1	594	5.27

Total core deposits	179,589	78.8	1,701	3.80	126,576	78.6	1,004	3.18
Time deposits, $100,000 and over	26,911	11.8	361	5.37	13,841	8.6	181	5.23

Total deposits	206,500	90.6	2,062	4.00	140,417	87.2	1,185	3.38
Short-term borrowings	1,444	0.6	29	8.06	3,487	2.2	40	4.56
Total interest-bearing liabilities	178,071	78.1	2,091	4.71	121,275	75.3	1,225	4.05
Other liabilities	2,206	1.0			1,914	1.2

Total liabilities	210,150	92.2			145,818	90.6
Shareholders' equity	17,881	7.8			15,202	9.4

Total liabilities and shareholders' equity	$228,031	100.0%			$161,020	100.0%

Net interest margin			$2,176	4.14%			$1,655	4.54%

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

(2)
Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $93,000 in 2000 and $67,000 in 1999.

(3)
Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Six months ended June 30,
	2000				1999
	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$7,721	3.5%	$235	6.10%	$3,290	2.1%	$71	4.38%
Investment securities (3)
Taxable	47,851	21.6	1,509	6.31	44,479	27.9	1,301	5.85
Tax-exempt (1)	9,691	4.4	368	7.60	7,410	4.6	265	7.14

Total securities	57,542	26.0	1,877	6.52	51,889	32.5	1,566	6.03
Loans
Commercial (1)	22,261	10.0	1,013	9.12	11,992	7.5	546	9.19
Agriculture	12,185	5.5	525	8.64	7,757	4.9	328	8.52
Real estate:
Commercial	55,964	25.2	2,409	8.63	35,498	22.2	1,509	8.57
Agriculture	7,197	3.3	303	8.43	3,381	2.1	149	8.87
Residential	31,806	14.3	1,300	8.20	22,924	14.4	964	8.48
Consumer, net	10,559	4.8	485	9.21	9,197	5.8	442	9.69
Credit card	671	0.3	57	17.09	621	0.4	53	17.31

Total loans	140,643	63.4	6,092	8.69	91,370	57.3	3,991	8.81
Allowance for loan losses	(1,819)	(0.8)			(1,360)	(0.9)

Net loans (1)(2)	138,824	62.6	6,092	8.80	90,010	56.4	3,991	8.94

Total interest-earning assets	204,087	92.1	$8,204	8.06%	145,189	91.0	$5,628	7.82%

Cash and due from banks	6,058	2.7			4,695	2.9
Premises and equipment	7,374	3.3			7,330	4.6
Other real estate owned	613	0.3			372	0.2
Other assets (3)	3,602	1.6			2,127	1.3

Total assets	$221,734	100.0%			$159,713	100.0%

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing deposits	$29,511	13.3%			$22,565	14.1%
Interest-bearing demand	51,738	23.3	$949	3.68%	41,151	25.8	$664	3.25%
Savings	18,639	8.4	185	2.00	17,472	10.9	179	2.06
Time deposits, less than $100,000	76,606	34.6	2,109	5.52	45,318	28.4	1,193	5.31

Total core deposits	176,494	79.6	3,243	3.69	126,506	79.2	2,036	3.25
Time deposits, $100,000 and over	23,703	10.7	633	5.35	14,069	8.8	364	5.21

Total deposits	200,197	90.3	3,876	3.88	140,575	88.0	2,400	3.44
Short-term borrowings	1,522	0.7	59	7.79	1,908	1.2	43	4.56
Total interest-bearing liabilities	172,208	77.7	3,935	4.58	119,918	75.1	2,443	4.11
Other liabilities	2,418	1.1			1,925	1.2

Total liabilities	204,137	92.1			144,408	90.4
Shareholders' equity	17,597	7.9			15,305	9.6

Total liabilities and shareholders' equity	$221,734	100.0%			$159,713	100.0%

Net interest margin			$4,269	4.19%			$3,185	4.42%

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
(2)
Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $172,000 in 2000 and $119,000 in 1999.
(3)
Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

Net Interest Income—Rate/Volume Variance Analysis(*)

	Quarter ended June 30, 2000 as compared to quarter ended June 30, 1999
	Changes in Income/Expense	Volume Effect	Rate Effect
	(dollars in thousands)
Short-term investments	$194	$148	$46
Investment securities:
Taxable	104	40	64
Tax-exempt	80	61	19

Total securities	184	101	83
Loans:
Commercial	244	242	2
Agriculture	107	96	11
Real Estate:
Commercial	422	400	22
Agriculture	78	86	(8)
Residential	135	154	(19)
Consumer, net	21	29	(8)
Credit card	2	3	(1)

Total loans	1,009	1,010	(1)

Total interest income	1,387	1,259	128

Interest bearing demand	165	82	83
Savings	6	5	1
Time deposits, less than $100,000	526	452	74

Total core deposits	697	539	158
Time deposits, $100,000 and over	180	170	10

Total deposits	877	709	168
Short-term borrowings	(11)	(23)	12

Total interest expense	866	686	180

Net interest income	$521	$573	$(52)

(*) Fully taxable equivalent basis

NOTE: The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

Net Interest Income—Rate/Volume Variance Analysis(*)

	Six months ended June 30, 2000 as compared to six months ended June 30, 1999
	Changes in Income/Expense	Volume Effect	Rate Effect
	(dollars in thousands)
Short-term investments	$164	$97	$67
Investment securities:
Taxable	208	98	110
Tax-exempt	103	81	22

Total securities	311	179	132
Loans:
Commercial	467	471	(4)
Agriculture	197	188	9
Real Estate:
Commercial	900	874	26
Agriculture	154	169	(15)
Residential	336	376	(40)
Consumer, net	43	66	(23
Credit card	4	4	0

Total loans	2,101	2,148	(47)

Total interest income	2,576	2,424	152

Interest bearing demand	285	172	113
Savings	6	12	(6)
Time deposits, less than $100,000	916	828	88

Total core deposits	1,207	1,012	195
Time deposits, $100,000 and over	269	250	19

Total deposits	1,476	1,262	214
Short-term borrowings	16	(9)	25

Total interest expense	1,492	1,253	239

Net interest income	$1,084	$1,171	$(87)

(*) Fully taxable equivalent basis

NOTE: The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

Noninterest Income

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2000	1999	2000/1999	2000	1999	2000/1999
	(dollars in thousands)
Service charges on deposit accounts	$343	$322	6.5%	$663	$612	8.3%
Other fee income	69	58	19.0	141	103	36.9
Mortgage loan servicing fees	57	52	9.6	115	116	(0.9)
Gain on sale of mortgage loans	10	7	42.9	11	31	(64.5)
Securities gains	(13)	8	N.M.	(13)	8	N.M.
Other	42	34	23.5	91	85	7.1

	$508	$481	5.6%	$1,008	$955	5.5

    Total noninterest income increased $27,000 and $53,000 for the three and six months ended June 30, 2000, respectively, when compared to the same periods in 1999. The increase in noninterest income is reflective of management's decision to increase fees for services offered in 1999, and growth in transaction accounts.

    The decrease in the gain on sale of mortgage loans is due to softening in the real estate market caused by higher interest rates.

Noninterest Expense

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2000	1999	2000/1999	2000	1999	2000/1999
	(dollars in thousands)
Salaries and employee benefits	$900	$730	23.3%	$1,803	$1,516	18.9%
Net occupancy expense	199	189	5.3	410	397	3.3
Equipment expense	101	98	3.1	206	208	(1.0)
Data processing	186	187	(0.5)	370	393	(5.9)
Supplies	42	43	(2.3)	79	105	(24.8)
Communication and transportation	118	98	20.4	233	197	18.3
Marketing and advertising	53	14	278.6	103	37	178.4
Correspondent and processing fees	65	72	(9.7)	127	115	10.4
Loan and other real estate owned expenses	18	25	(28.0)	35	42	(16.7)
Professional fees	185	291	(36.4)	379	496	(23.6)
Directors' and regulatory fees	71	43	65.1	125	87	43.7
Other	99	70	41.4	191	128	49.2

	$2,037	$1,860	9.5%	$4,061	$3,721	9.1%

    Salaries and employee benefits increased $170,000 and $287,000 for the three and six months ended June 30, 2000, respectively, when compared to the same periods in 1999. This increase is a result of the acquisition of Farmers State Bank of Camp Point, increased incentive pay, increased insurance benefits for employees, and normal cost of living increases to overall base salaries.

    Net occupancy expense increased $10,000 and $13,000 for the three and six months ended June 30, 2000 when compared to the same periods in 1999. The increase in occupancy expense is a result of facility upgrades at several older branches.

    Equipment expense decreased slightly for the six months ended June 30, 2000. Data processing expense decreased $23,000 for the six months ended June 30, 2000 when compared to the same period in 1999. The decrease is related to year 2000 compliance expenditures in 1999. Supplies decreased $26,000 for the six months ended June 30, 2000, and is due to management's efforts in controlling noninterest expenses. Communication and transportation expense increased $10,000 and $36,000 for the three months and six months ended June 30, 2000, respectively, when compared to the same periods in 1999. Loan and other real estate owned expenses decreased for the three months and six months ended June 30, 2000, when compared to the same periods in 1999. Marketing and advertising expenses increased $39,000 and $66,000 for the three and six months ended June 30, 2000, respectively, when compared to the same periods in 1999. The increase is a direct result of expenses related to community enhancement activities, and increased advertising costs.

    Professional fees decreased $106,000 and $117,000 for the three and six months ended June 30, 2000. The decrease is a direct result of reduced costs associated with shareholder litigation, and reduced fees for accounting services. Directors' and regulatory fees increased $28,000 and $38,000 for the three and six months ended June 30, 2000, respectively, when compared to the same periods in 1999. The increase is due to the acquisition of Farmers State Bank of Camp Point.

    Other operating expenses increased $29,000 and $63,000 for the three and six months ended June 30, 2000, respectively, when compared to the same periods in 1999. The increase is a direct result of the acquisition of Farmers State Bank of Camp Point.

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

CREDIT QUALITY

    Gross loans totaled $148.4 million at June 30, 2000, an increase of $12.7 million, or 9.36%, from $135.7 million at December 31, 1999. The provision for loan losses has increased to $270,000 for the six months ended June 30, 2000 as compared to $102,000 for the same period in 1999. At June 30, 2000 the allowance as a percent of total loans and nonperforming loans increased to 1.29% as compared to 1.25% at

December 31, 1999. The increase is a result of the growth in the loan portfolio. Management believes this percentage is adequate to support any unexpected losses, and is consistent with peer group ratios.

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999
	(dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$1,824	$1,349	$1,696	$1,368
Provision charged to expense	135	51	270	102
Charge-offs	64	58	91	140
Less: recoveries	15	27	35	39

Net charge-offs	49	31	56	101

Balance at end of period	$1,910	$1,369	$1,910	$1,369

Net Charge-Off Ratios (1):
Commercial	0.35%	0.06%	0.14%	0.29%
Real Estate	0.10	0.17	0.05	0.12
Installment	(0.27)	(0.18)	(0.04)	0.53
Credit Cards	0.92	3.08	2.54	2.29
Totals	0.14%	0.13%	0.08%	0.22%

(1)
Ratios to average loans are presented on an annualized basis

    Illini Corporation's primary business of making commercial, real estate, and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Corporation. Accordingly, a significant factor in the Corporation's past and future operating results is the level of the provision for loan losses. The provision for loan losses is up 165% for the three and six months ended June 30, 2000, respectively, as compared to the comparable periods in the prior year. Net charge-offs increased to $49,000 and decreased to $56,000 for the three and six months ended June 30, 2000, respectively, as compared to $31,000 and $101,000 for the comparable periods in the prior year.

    Management feels that credit quality systems and controls implemented in 1996 and 1997, along with the creation of a formalized credit administration function in 1998, have resulted in significantly improved credit quality. Illini Corporation has a 1.29% allowance to ending loans ratio as of June 30, 2000 and 1.25% and 1.34% as of December 31, 1999 and June 30, 1999, respectively. The net charge-off ratio for the three and six months ended June 30, 2000 was 0.14% and 0.08% compared to 0.09% and 0.16% for years ended December 31, 1999 and 1998, respectively.

    At June 30, 2000, impaired loans totaled $862,000 compared to $559,000 at December 31, 1999. At June 30, 2000, allowance for loan losses on impaired loans totaled $69,000 compared to $18,000 at

December 31, 1999. Of the total impaired loans at June 30, 2000 and December 31, 1999, there were no loans still accruing interest.

Credit Quality	June 30, 2000	December 31, 1999	June 30, 1999
	(dollars in thousands)
Nonperforming assets:
Loans delinquent over 90 days, still accruing interest	$0	$1	$0
Nonaccrual	862	559	892
Renegotiated	32	32	0
Other real estate owned	508	618	507

Total nonperforming assets	$1,402	$1,210	$1,399

Key ratios:
Nonperforming loans to ending loans	0.58%	0.41%	0.88%
90 days delinquent to ending loans	0.00	0.00	0.00
Allowance to ending loans	1.29	1.25	1.34
Allowance to nonperforming loans	221.58	286.58	153.48

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

CAPITAL RESOURCES

    The current economic and regulatory environment places increased emphasis on capital strength. A strong capital position, which is vital to the continued profitability of Illini Corporation, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Illini Corporation has satisfied its capital requirements principally through the retention of earnings. At June 30, 2000, Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 10.24%, 11.46% and 7.05%, respectively, as compared to 10.86%, 12.03% and 7.32% for the period ending December 31, 1999. As of June 30, 2000, the Corporation's subsidiary banks met the criteria to be classified as "well capitalized."

    Earnings retention is affected by the board of director's declaration of cash dividends. The dividend payout ratio is an indicator of the level of earnings retained. The Board of Directors of the Corporation considers the capital strength of the Corporation and the banks in determining the appropriate level of cash dividends to be paid to shareholders. The dividend payout ratio for the three and six months ended June 30, 2000 was 45.63% and 49.53%, respectively as compared to 80.95% and 124.66% for the three and six months ended June 30, 1999. The dividend per share for the three and six months ended June 30, 2000 is unchanged from the same period in 1999.

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

    During the second quarter of 1998, Illini Corporation completed a comprehensive analysis of its asset/ liability function, including a review of its funds management policy and its principal measure of liquidity. The Corporation implemented a new measure of liquidity measurement, called "Basic Surplus," which redefines liquid assets as the total assets held by the Corporation which can be converted to cash in thirty days or less, reduced by short term liabilities. As of June 30, 2000, the most recent calculation, Illini Corporation's core liquidity was $22.8 million, or 10.61% of total average assets.

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

    Quinn's counsel announced on October 18, 1999, the intention to petition the Court for an order directing Illini Corporation and ISTC to pay Quinn's attorneys' fees pursuant to the attorney fee provision of the Rights Agreement. Quinn's fee petition was heard and denied. Quinn has filed a pending appeal as to all adverse orders. The Corporation is vigorously contesting the appeal. Oral argument was held before the Illinois Appellate Court for the Fourth District on July 18, 2000.

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

    Noll's counsel filed a petition for payment of her attorneys' fees by Illini Corporation, which was heard on December 9, 1999. The Court denied Noll's fee petition. Noll filed a Motion for Reconsideration of the Orders granting the Defendants' Motions for Summary Judgment and denying attorneys' fees. Hearing on that Motion was held on April 11, 2000, and the Court denied the Motion. Noll has appealed. It is anticipated that oral argument will be heard by the Appellate Court in November of 2000 and opinion issued in the first half of 2001.

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

    The case has been reassigned to Judge Tim Olson. Briefing of the Motion to Dismiss was completed, but the Court continued the hearing on the Motion to Dismiss. Judge Olson recused himself just prior to a scheduled case management conference on March 9, 2000. The case has been reassigned to Chief Judge Thomas Russell. On June 1, 2000 Judge Russell reconsidered Judge Olson's ruling granting the Plaintiff's Motion to Continue. Judge Russell set Illini's Motion to Dismiss for hearing on July 21, 2000. On that date Judge Russell heard argument on Illini's Motion to Dismiss as well as on Plaintiff's Petition for Discovery, which had been filed on July 18, 2000. The Court took the Motion to Dismiss and Petition for Discovery under advisement. Illini Corporation anticipates receiving a decision shortly.

Item 2  Changes in Securities—none

Item 3  Defaults Upon Senior Securities—none

Item 4  Submission of Matters to a Vote of Security Holders

    The Annual Meeting of Shareholders of the Company was held on May 25, 2000, for the purpose of electing four directors each to serve a term of three years and ratifying the appointment of Olive LLP as the Company's auditors for the fiscal year ending December 31, 2000. Proxies for the meeting were solicited by management pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to Management's solicitation.

    All four of Management's nominees for director listed in the proxy statement were elected. The results of the vote were as follows:

	Shares Voted "For"	Shares "Withheld"	Broker Non Votes
Thomas A. Black	396,182	3,297	0
Ronald E. Cramer	395,154	3,297	0
Lawrence B. Curtin	396,215	3,297	0
Cathleen Sweeten	678,896	3,297	0

    The following persons continued their terms of office as directors of the Company following the Annual Meeting: Willaim B. McCubbin, Burnard K. McHone, Robert F. Olson, N. Ronald Thunman, William G. Walschleger, Jr., Perry Williams, Charles H. Delano III, Kenneth G. Deverman, William N. Etherton, and John H. Pickrell.

    The appointment of Olive LLP as the Company's auditors for the fiscal year ending December 31, 2000, was ratified. The results of the vote were as follows:

	"For"	"Against"	"Abstain"
Ratification of Olive LLP	329,988	133,695	6,226

Item 5  Other Information

    On July 31, 2000, the Illinois Appellate Court for the Fourth District rendered its opinion in the case of Mary Quinn v. Illini Corporation and Illinois Stock Transfer Company described on page 22 of this Form 10-QSB under the caption "Item 1. Legal Proceedings." The Appellate Court upheld the lower court's denial of Quinn's motion for summary judgment. The Appellate Court reversed the lower court's grant of Illini Corporation's motion for summary judgment and remanded the case back to the trial court in order to determine whether the board of directors acted in good faith (1) in determining that Ida Noll's acquisition of shares in excess of 10% threshold was inadvertent and in requiring divestitures within three months, and (2) in adopting the First Amendment to the Rights Agreement on June 30, 1998. The Appellate Court also reversed the lower court's determination that the Plaintiff was not entitled to costs, expenses, and attorney fees. Illini currently believes such costs, expenses and attorneys fees to be between $250,000 and $300,000, although such amounts shall be subject to further discovery. Illini Corporation intends to file a motion for reconsideration and, if Illini Corporation is unsuccessful, may appeal the Appellate Court's decision to the Illinois Supreme Court.

Item 6  Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

    The Exhibits filed herewith are set forth in the Exhibit Index filed as a part of these Form 10-QSB.

  (b)
  Reports on Form 8-K:

    There were no reports on Form 8-K filed for the quarter ended June 30, 2000.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ILLINI CORPORATION (Registrant)
By:	/s/ BURNARD K. MCHONE Burnard K. McHone President	August 11, 2000 Date signed
By:	/s/ DEANN HAGER Deann Hager Controller	August 11, 2000 Date signed

EXHIBIT INDEX

Number	Description
27	Financial Data Schedule

QuickLinks

PART I. FINANCIAL INFORMATION
ILLINI CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS June 30, 2000 and December 31, 1999 (Unaudited)
ILLINI CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Three Months and Six Months Ended June 30, 2000 and 1999 (Unaudited)
ILLINI CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended June 30, 2000 and 1999 (Unaudited)
ILLINI CORPORATION AND SUBSIDIARIES Notes to Interim Consolidated Financial Statements (Unaudited) June 30, 2000
Item 2. Management's Discussion and Analysis of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX