Form 10QSB
period 2000-09-30
ILLINI CORP
filed 2000-11-13
CIK 730037

 QuickLinks -- Click here to rapidly navigate through this document

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2000

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

(217) 787-5111
(Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 571,789 shares of $10 par value common stock as of October 31, 2000

Transitional Small Business Disclosure Format: Yes / /  No /x/

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ILLINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2000 and December 31, 1999
(Unaudited)

	September 30, 2000	December 31, 1999
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,571	$7,383
Interest-bearing deposits in other banks	24	28
Federal funds sold	13,020	5,595

Cash and cash equivalents	18,615	13,006
Debt and marketable equity securities available for sale, at fair value	55,342	56,976
Loans, net of the allowance for loan losses and unearned income	155,617	134,020
Premises and equipment	6,932	7,534
Accrued interest receivable	2,391	1,908
Other real estate owned	426	618
Other assets	2,473	3,033

	$241,796	$217,095

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Noninterest-bearing demand deposits	29,595	29,549
Interest-bearing deposits:
NOW and money market accounts	54,440	50,301
Savings deposits	17,314	18,527
Time deposits, $100,000 and over	26,161	23,552
Other time deposits	83,337	73,724

Total deposits	210,847	195,653
Short-term borrowings	4,256	1,394
Long-term debt	6,000	—
Accrued interest payable	1,359	1,122
Other liabilities	1,198	1,600

Total liabilities	223,660	199,769

Shareholders' equity:
Common stock—$10 par value, authorized 800,000 shares; 571,789 shares issued and outstanding	5,718	5,718
Capital surplus	3,358	3,358
Retained earnings	9,221	8,825
Accumulated other comprehensive loss	(161)	(575)

Total shareholders' equity	18,136	17,326

	$241,796	$217,095

See accompanying notes to interim condensed financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months and Nine Months Ended September 30, 2000 and 1999

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$3,447	$2,412	$9,525	$6,390
Interest on debt and marketable equity securities
Taxable	692	578	2,201	1,879
Tax-exempt	169	90	423	273
Interest on short term investments	75	1	310	72

Total interest income	4,383	3,081	12,459	8,614

Interest expense:
Interest on deposits:
NOW and money market accounts	554	340	1,503	1,004
Savings deposits	90	83	275	262
Time deposits, $100,000 and over	343	203	976	567
Other time deposits	1,177	672	3,286	1,865
Interest on borrowings	94	61	153	104

Total interest expense	2,258	1,359	6,193	3,802

Net interest income	2,125	1,722	6,266	4,812
Provision for loan losses	135	101	405	203

Net interest income after provision for loan losses	1,990	1,621	5,861	4,609
Noninterest income:
Service charges on deposit accounts	358	347	1,021	959
Other fee income	73	46	214	149
Mortgage loan servicing fees	47	53	162	169
Gain on sale of mortgage loans	5	7	16	38
Securities gains (losses)	0	(1)	(13)	7
Other	45	43	136	128

Total noninterest income	528	495	1,536	1,450
Noninterest expense:
Salaries and employee benefits	937	745	2,740	2,261
Net occupancy expense	209	224	619	621
Equipment expense	104	94	310	302
Data processing	173	145	543	538
Supplies	45	38	124	143
Communication and transportation	120	118	353	315
Marketing and advertising	58	32	161	69
Correspondent and processing fees	72	65	199	180
Loan and other real estate owned expenses	15	27	50	69
Professional fees	316	327	695	823
Directors' and regulatory fees	61	42	186	129
Other	84	46	275	174

Total noninterest expense	2,194	1,903	6,255	5,624
Income before income tax expense	324	213	1,142	435
Income tax expense	76	42	317	84

Net income	$248	$171	$825	$351

Basic and diluted earnings per share (based on weighted average common shares outstanding of 571,789 in 2000 and 448,456 in 1999)	$0.43	$0.38	$1.44	$0.78

See accompanying notes to interim condensed financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2000 and 1999

(Unaudited)

	2000	1999
	(dollars in thousands)
Cash flows from operating activities:
Net income	$825	$351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	828	836
Provision for loan losses	405	203
Securities (gains) losses, net	13	(7)
Gain on sale of premises and equipment	(2)	—
Loss on sale of other real estate owned	1	21
Increase in accrued interest receivable	(483)	(237)
Increase in accrued interest payable	237	6
Origination of mortgage loans for sale	(4,960)	(5,851)
Proceeds from the sale of mortgage loans	4,850	5,901
Other, net	(78)	(437)

Net cash provided by operating activities	1,636	786

Cash flows from investing activities:
Proceeds from sales of debt securities available for sale	4,757	7,722
Proceeds from maturities and paydowns of debt securities available for sale	4,734	8,872
Purchases of debt and marketable equity securities available for sale	(7,256)	(9,003)
Net increase in loans	(21,907)	(27,408)
Purchases of premises and equipment	(108)	(518)
Proceeds from sale of premises and equipment	2	—
Proceeds from sales of other real estate owned	124	71

Net cash used by investing activities	(19,654)	(20,264)

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing demand deposits	46	(2,746)
Net increase in NOW, money market accounts and savings deposits	2,926	379
Net increase in time deposits, $100,000 and over	2,609	5,043
Net increase in other time deposits	9,613	11,587
Net increase in short-term borrowings	2,862	735
Net increase in long-term debt	6,000	—
Cash dividends paid	(429)	(337)

Net cash provided by financing activities	23,627	14,661

Net increase (decrease) in cash and cash equivalents	5,609	(4,817)
Cash and cash equivalents at beginning of period	13,006	12,318

Cash and cash equivalents at end of period	$18,615	$7,501

Supplemental Information:
Income taxes paid	$448	$182
Interest paid	$5,956	$3,796

Other non-cash investing activities:
Transfer of premises to other real estate owned	$43	—

Transfer of loans to other real estate owned	$15	$213

See accompanying notes to interim condensed consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

September 30, 2000

(1)  Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Illini Corporation Annual Report on Form 10-KSB for the year ended December 31, 1999.

    Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Illini Corporation has no potential common shares which are dilutive.

    Results for the three and nine months ended September 30, 2000 may not be indicative of the annual performance of Illini Corporation (or the Banks). Management of the Corporation has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the interim condensed consolidated financial statements (unaudited) in conformity with generally accepted accounting principals. Actual results could differ from those estimates.

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

	September 30,
	2000	1999
	(dollars in thousands)
Balance at beginning of period	$1,696	$1,368
Provision charged to expense	405	203
Charge-offs	127	174
Less: recoveries	104	51

Net charge-offs	23	123

Balance at end of period	$2,078	$1,448

    Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest according to the contractual terms of the loan agreement is not probable, are evaluated for impairment. Information regarding impaired loans at September 30, 2000 and December 31, 1999 is as follows:

	September 30, 2000	December 31, 1999
	(dollars in thousands)
Nonaccrual loans	$763	$559
Impaired loans continuing to accrue interest	—	—

Total impaired loans	$763	$559

Allowance for losses on specific impaired loans	$123	$18
Impaired loans with no specific related allowance for loan losses	596	499
Average balance of impaired loans during the period	731	1,033

(3)  New Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 is effective for all fiscal periods beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, which states SFAS 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of the statement will have no material impact on the Corporation's financial condition or result of operations.

(4)  Other Comprehensive Income

    For the three and nine-month periods ended September 30, 2000 and 1999, unrealized gains (losses) on debt and marketable equity securities available for sale, net of tax, is the Corporation's only other comprehensive income component. Comprehensive income for the three and nine-month periods ended September 30, 2000 and 1999 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
	(dollars in thousands)
Net income	$248	$171	$825	$351
Other comprehensive income:
Net realized and unrealized gains (losses) on securities available for sale, net	471	(119)	406	(732)
Less adjustment for net securities gains realized in net income, net	0	1	8	(4)

Other comprehensive income (loss)	471	(118)	414	(736)

Total comprehensive income (loss)	$719	$53	$1,239	$(385)

(5)  Sale of Menard County Branches

    On May 24, 2000, Illini Corporation signed a Branch Purchase and Assumption Agreement with Petefish Skiles & Company of Virginia, Illinois, to sell Illini Corporation branches located in Tallula, Greenview and Petersburg, Illinois. The sale includes real property, personal property, loans and deposit liabilities. Total average loan and total average deposit liabilities for these branches at September 30, 2000 were $6.1 million and $14.1 million, respectively. In August the sale was approved by regulatory authorities and closed in October of 2000.

Item 2. Management's Discussion and Analysis of Operations

    This discussion should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report and in the 1999 Illini Corporation Annual Report on Form 10-KSB (1999 Form 10-KSB).

SUMMARY

	Quarter ended September 30,			Nine months ended September 30,
			Percent Change			Percent Change
Earnings	2000	1999		2000	1999
	(dollars in thousands, except per share data)
Total revenue	$4,911	$3,576	37.31%	$13,995	$10,064	39.05%
Net income	248	171	44.74%	825	351	134.95%
Basic earnings per share	$0.43	$0.38	13.52%	$1.44	$0.78	84.27%
	Quarter ended September 30,			Nine months ended September 30,
			Basis Point Change			Basis Point Change
Key Ratios	2000	1999		2000	1999
Return on average assets(1)	0.43%	0.40%	0.03%	0.49%	0.29%	0.20%
Return on average equity(1)	5.55%	4.57%	0.98%	6.23%	3.10%	3.13%
Average equity to assets	7.66%	8.77%	(1.11)%	7.84%	9.30%	(1.46)%
Tier 1 leverage ratio	7.03%	8.81%	(1.78)%
Tier 1 risk-based capital ratio	9.63%	11.54%	(1.91)%
Total risk-based capital ratio	10.86%	12.66%	(1.80)%
Dividend payout ratio	57.76%	65.56%	(7.80)%	52.00%	95.82%	(43.82)%
Net interest margin	4.11%	4.55%	(0.44)%	4.17%	4.47%	(0.30)%
Efficiency ratio	80.20%	84.07%	(3.87)%	78.07%	87.83%	(9.76)%

(1)
Reported on an annualized basis.

RESULTS OF OPERATION

Earning Assets

    Management is pleased with the results of our efforts to grow earning assets. Average earning assets of the Corporation for the first nine months of 2000 increased 39.65% or $58.8 million to $207.1 million from $148.3 million at September 30, 1999.

    As discussed in the asset quality section of this Form 10-QSB, management has actively pursued the improvement of the asset quality of all earning assets, loans, and investment securities.

    Average net loans increased to $153.1 million for the three months ended September 30, 2000 compared to $108.6 million for the same period in 1999. The increase of $44.5 million for the three months ended September 30, 2000 as compared to the same period for 1999 was primarily due to an increase of $26.2 million in commercial loans, including commercial real estate loans, $7.9 million in residential loans, $9.1 million in agriculture loans, including agriculture real estate, and $1.8 million in consumer loans. The acquisition of Farmers State Bank of Camp Point ("Camp Point") contributed $15.1 million to the total increase of $44.5 million in average net loans. The average yield on the loan portfolio, net of the allowance for loan losses, increased 11 basis points to 8.95% for the three months ended September 30, 2000, compared to the three months ended September 30, 1999.

    Average net loans increased to $143.6 million for the nine months ended September 30, 2000 compared to $96.3 million for the same period in 1999. The increase of $47.3 million for the nine months ended September 30, 2000 as compared to the same period in 1999 was primarily due to an increase of $29.2 million in commercial loans, including commercial real estate loans, $8.5 million in residential loans, $8.6 million in agriculture loans, including agriculture real estate, and $1.5 million in consumer loans. The acquisition of Camp Point contributed $14.7 million to the total increase of $47.3 million in average net loans. The average yield on the loan portfolio, net of the allowance for loan losses, decreased 5 basis points to 8.85%.

    Average investment securities increased $9.9 million and $7.1 million for the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The average yield of the investment securities portfolio was 6.73% and 6.59% for the three and nine months ended September 30, 2000, respectively, an increase of 53 and 50 basis points as compared to the same periods in 1999. The acquisition of Camp Point contributed $14.6 million to the total average investments at September 30, 2000. Investments decreased from December 31, 1999 to September 30, 2000, and is a result of the increase in loans. Management intends to maintain a balance in the investment portfolio to support basic surplus.

Funding

    The most important and stable source of funding is core deposits, considered by management to include non-interest bearing demand deposits, NOW and money market accounts, savings deposits and time deposits under $100,000. Average core deposits for the nine months ended September 30, 2000 increased 38.54% or $49.5 million to $178.0 million from $128.5 million for the nine months ended September 30, 1999. The acquisition of Camp Point contributed $24.1 million to the total increase of $49.5 million in average core deposits. The average rate paid on total interest bearing liabilities for the nine months ended September 30, 2000 increased 57 basis points when compared to the nine months ended September 30, 1999.

    The increase in average core deposits, including noninterest bearing demand deposits, for the nine months ended September 30, 2000 as compared to the same period in 1999 has provided a low cost funding source for the growth in the loan portfolio. In addition to federal funds purchased, Illini Bank and Camp Point maintain an overnight federal funds line of credit with an unaffiliated financial institution and a line of credit with the Federal Home Loan Bank of Chicago.

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

    Interest income, on a fully taxable equivalent basis, was $4.5 million and $12.7 million for the three and nine months ended September 30, 2000, respectively, compared to $3.1 million and $8.8 million for same periods in 1999, respectively. Interest expense was $2.3 million and $6.2 million for the three and nine months ended September 30, 2000, respectively, compared to $1.4 million and $3.8 million for the same periods in 1999, respectively. An increase in interest income and interest expense resulted in a $1.5 million increase in net interest income for the nine months ended September 30, 2000.

    Net interest margin for the nine months ended September 30, 2000 of 4.17% was down from 4.47% reported for the same period in 1999. The decrease in the net interest margin is primarily due to increases in rates of core time deposits. Management will continue to closely monitor its funding costs to maintain an acceptable spread given the increased demand in commercial lending. Management will continue to structure the balance sheet to provide insulation for extreme interest rate changes. Management is focused on increasing the loan portfolio without jeopardizing the enhanced liquidity that has been gained in prior periods.

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

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Quarter ended September 30,
	2000				1999
	Average Balance	Percent of Total Assets	Interest Income/Expense	Average Yield/Rate	Average Balance	Percent of Total Assets	Interest Income/Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$4,384	1.9%	$75	6.83%	$18	0.0%	$0.3	5.66%
Investment securities(3)
Taxable	43,571	18.9	692	6.35	38,768	22.9	578	5.97
Tax-exempt(1)	12,100	5.2	245	8.08	7,029	4.2	132	7.48

Total securities	55,671	24.1	937	6.73	45,797	27.1	710	6.20
Loans
Commercial(1)	24,751	10.7	573	9.19	13,969	8.2	301	8.54
Agriculture	14,138	6.1	291	8.16	8,915	5.3	186	8.27
Real estate:
Commercial	61,900	26.8	1,386	8.88	46,465	27.4	1,028	8.78
Agriculture	7,836	3.4	183	9.27	3,941	2.3	83	8.41
Residential	34,114	14.8	716	8.32	26,253	15.5	563	8.50
Consumer, net	11,642	5.0	269	9.16	9,793	5.8	230	9.32
Credit card	711	0.3	35	19.34	619	0.4	27	17.19

Total loans	155,092	67.1	3,453	8.83	109,955	64.9	2,418	8.72
Allowance for loan losses	(1,997)	(0.9)			(1,409)	(0.8)

Net loans(1)(2)	153,095	66.2	3,453	8.95	108,546	64.1	2,418	8.84

Total interest-earning assets	213,150	92.2	$4,465	8.31%	154,361	91.2	$3,128	8.04%

Cash and due from banks	6,185	2.7			5,252	3.1
Premises and equipment	7,088	3.1			7,201	4.3
Other real estate owned	420	0.2			507	0.3
Other assets(3)	4,140	1.8			1,897	1.1

Total assets	$230,983	100.0%			$169,218	100.0%

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$29,119	12.6%			$23,588	13.9%
Interest-bearing demand	53,531	23.2	$554	4.10%	42,138	24.9	$340	3.20%
Savings	17,721	7.7	90	2.00	16,807	10.0	83	1.97
Time deposits, less than $100,000	80,734	34.9	1,177	5.78	49,934	29.5	672	5.34

Total core deposits	181,105	78.4	1,821	3.99	132,467	78.3	1,095	3.28
Time deposits, $100,000 and over	24,764	10.7	343	5.50	15,570	9.2	203	5.19

Total deposits	205,869	89.1	2,164	4.17	148,037	87.5	1,298	3.48
Short-term borrowings	2,248	1.0	43	7.63	4,478	2.6	61	5.38
Long-term debt	2,957	1.3	51	6.78	—	—	—	—
Total interest-bearing liabilities	181,955	78.8	2,258	4.92	128,927	76.2	1,359	4.18
Other liabilities	2,216	0.9			1,866	1.1

Total liabilities	213,290	92.3			154,381	91.2
Shareholders' equity	17,693	7.7			14,837	8.8

Total liabilities and shareholders' equity	$230,983	100.0%			$169,218	100.0%

Net interest margin			$2,207	4.11%			$1,769	4.55%

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
(2)
Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $94,000 in 2000 and $18,000 in 1999.
(3)
Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Nine months ended September 30,
	2000				1999
	Average Balance	Percent of Total Assets	Interest Income/Expense	Average Yield/Rate	Average Balance	Percent of Total Assets	Interest Income/Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$6,601	2.9%	$310	6.26%	$2,187	1.3%	$72	4.38%
Investment securities(3)
Taxable	46,348	20.6	2,201	6.33	42,788	26.3	1,879	5.86
Tax-exempt(1)	10,566	4.7	613	7.73	7,048	4.3	396	7.49

Total securities	56,914	25.3	2,814	6.59	49,836	30.6	2,275	6.09
Loans
Commercial(1)	23,048	10.3	1,586	9.17	12,658	7.8	847	8.95
Agriculture	12,885	5.7	816	8.44	8,147	5.0	514	8.43
Real estate:
Commercial	58,005	25.8	3,796	8.72	39,194	24.0	2,538	8.66
Agriculture	7,398	3.3	486	8.75	3,570	2.2	232	8.70
Residential	32,539	14.5	2,016	8.25	24,046	14.7	1,526	8.49
Consumer, net	10,933	4.9	753	9.18	9,398	5.8	672	9.56
Credit card	685	0.3	92	17.87	620	0.4	80	17.27

Total loans	145,493	64.8	9,545	8.74	97,633	59.9	6,409	8.78
Allowance for loan losses	(1,879)	(0.8)			(1,376)	(0.8)

Net loans(1)(2)	143,614	64.0	9,545	8.85	96,257	59.1	6,409	8.90

Total interest-earning assets	207,129	92.2	$12,669	8.15%	148,280	91.0	$8,756	7.89%

Cash and due from banks	6,100	2.7			4,883	3.0
Premises and equipment	7,278	3.2			7,287	4.5
Other real estate owned	548	0.2			417	0.3
Other assets(3)	3,778	1.7			2,049	1.2

Total assets	$224,833	100.0%			$162,916	100.0%

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing deposits	$29,382	13.1%			$22,910	14.1%
Interest-bearing demand	52,340	23.3	$1,503	3.82%	41,483	25.4	$1,004	3.24%
Savings	18,330	8.2	275	2.00	17,248	10.6	262	2.03
Time deposits, less than $100,000	77,992	34.7	3,286	5.61	46,874	28.8	1,865	5.32

Total core deposits	178,044	79.3	5,064	3.79	128,515	78.9	3,131	3.26
Time deposits, $100,000 and over	24,059	10.7	976	5.40	14,575	8.9	567	5.21

Total deposits	202,103	90.0	6,040	3.98	143,090	87.8	3,698	3.46
Short-term borrowings	1,765	0.8	102	7.73	2,774	1.7	104	5.01
Long-term debt	993	0.4	51	6.78	—	—	—	—
Total interest-bearing liabilities	175,479	78.1	6,193	4.70	122,954	75.4	3,802	4.13
Other liabilities	2,345	1.0			1,905	1.2

Total liabilities	207,206	92.2			147,769	90.7
Shareholders' equity	17,627	7.8			15,147	9.3

Total liabilities and shareholders' equity	$224,833	100.0%			$162,916	100.0%

Net interest margin			$6,476	4.17%			$4,954	4.47%

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
(2)
Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $266,000 in 2000 and $137,000 in 1999.
(3)
Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

Net Interest Income—Rate/Volume Variance Analysis(*)

	Quarter ended September 30, 2000 as compared to quarter ended September 30, 1999
	Changes in Income/Expense	Volume Effect	Rate Effect
	(dollars in thousands)
Short-term investments	$75	$62	$13
Investment securities:
Taxable	114	72	42
Tax-exempt	113	96	17

Total securities	227	168	59
Loans:
Commercial	272	232	40
Agriculture	105	109	(4)
Real Estate:
Commercial	358	342	16
Agriculture	100	83	17
Residential	153	168	(15)
Consumer, net	39	43	(4)
Credit card	8	4	4

Total loans	1,035	981	54

Total interest income	1,337	1,211	126

Interest bearing demand	214	92	122
Savings	7	4	3
Time deposits, less than $100,000	505	415	90

Total core deposits	726	511	215
Time deposits, $100,000 and over	140	120	20

Total deposits	866	631	235
Short-term borrowings	(18)	(30)	12
Long-term debt	51	0	51

Total borrowed funds	33	(30)	63
Total interest expense	899	601	298

Net interest income (expense)	$438	$610	$(172)

(*)
Fully taxable equivalent basis

NOTE:  The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

Net Interest Income—Rate/Volume Variance Analysis(*)

	Nine months ended September 30, 2000 as compared to nine months ended September 30, 1999
	Changes in Income/Expense	Volume Effect	Rate Effect
	(dollars in thousands)
Short-term investments	$238	$145	$93
Investment securities:
Taxable	322	156	166
Tax-exempt	217	198	19

Total securities	539	354	185
Loans:
Commercial	739	698	41
Agriculture	302	300	2
Real Estate:
Commercial	1,258	1,223	35
Agriculture	254	250	4
Residential	490	541	(51)
Consumer, net	81	110	(29)
Credit card	12	9	3

Total loans	3,136	3,131	5

Total interest income	3,913	3,630	283

Interest bearing demand	499	264	235
Savings	13	16	(3)
Time deposits, less than $100,000	1,421	1,243	178

Total core deposits	1,933	1,523	410
Time deposits, $100,000 and over	409	371	38

Total deposits	2,342	1,894	448
Short-term borrowings	(2)	(38)	36
Long-term debt	51	0	51

Total borrowed funds	49	(38)	87
Total interest expense	2,391	1,856	535

Net interest income (expense)	$1,522	$1,774	$(252)

(*)
Fully taxable equivalent basis

NOTE:  The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

Noninterest Income

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2000	1999	2000/1999	2000	1999	2000/1999
	(dollars in thousands)
Service charges on deposit accounts	$358	$347	3.2%	$1,021	$959	6.5%
Other fee income	73	46	58.7	214	149	43.6
Mortgage loan servicing fees	47	53	(11.3)	162	169	(4.1)
Gain on sale of mortgage loans	5	7	(28.6)	16	38	(57.9)
Securities gains (losses)	—	(1)	100.0	(13)	7	(285.7)
Other	45	43	4.7	136	128	6.3

	$528	$495	6.7%	$1,536	$1,450	5.9

    Total noninterest income increased $33,000 and $86,000 for the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999. The increase in noninterest income is reflective of management's decision to increase fees for services offered in 1999, and growth in transaction accounts.

    The decrease in the gain on sale of mortgage loans is due to softening in the real estate market caused by higher interest rates.

Noninterest Expense

	Three months ended September 30,		Percent Change	Nine months ended September 30,		Percent Change
	2000	1999	2000/1999	2000	1999	2000/1999
	(dollars in thousands)
Salaries and employee benefits	$937	$745	25.8%	$2,740	$2,261	21.2%
Net occupancy expense	209	224	(6.7)	619	621	(0.3)
Equipment expense	104	94	10.6	310	302	2.6
Data processing	173	145	19.3	543	538	0.9
Supplies	45	38	18.4	124	143	(13.3)
Communication and transportation	120	118	1.7	353	315	12.1
Marketing and advertising	58	32	81.3	161	69	133.3
Correspondent and processing fees	72	65	10.8	199	180	10.6
Loan and other real estate owned expenses	15	27	(44.4)	50	69	(27.5)
Professional fees	316	327	(3.4)	695	823	(15.6)
Directors' and regulatory fees	61	42	45.2	186	129	44.2
Other	84	46	82.6	275	174	58.0

	$2,194	$1,903	15.3%	$6,255	$5,624	11.2%

    Salaries and employee benefits increased $192,000 and $479,000 for the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999. This increase is a result of the acquisition of Camp Point, increased incentive pay, increased insurance benefits for employees, and normal cost of living increases to overall base salaries.

    Net occupancy expense decreased $15,000 and $2,000 for the three and nine months ended September 30, 2000 when compared to the same periods in 1999. The decrease in occupancy expense is a result of consolidations of several older branches.

    Equipment expense increased $8,000 for the nine months ended September 30, 2000. Data processing expense increased $5,000 for the nine months ended September 30, 2000 when compared to the same period in 1999. The increase is related to year 2000 compliance expenditures in 1999. Supplies decreased $19,000 for the nine months ended September 30, 2000, and is due to management's efforts in controlling noninterest expenses. Communication and transportation expense increased $2,000 and $38,000 for the three months and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999. Loan and other real estate owned expenses decreased $12,000 and $19,000 for the three months and nine months ended September 30, 2000, when compared to the same periods in 1999. Marketing and advertising expenses increased $26,000 and $92,000 for the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999. The increase is a direct result of expenses related to community enhancement activities, and increased advertising costs.

    Professional fees decreased $11,000 and $128,000 for the three and nine months ended September 30, 2000. The decrease is a direct result of reduced costs associated with shareholder litigation, and reduced fees for accounting services. Directors' and regulatory fees increased $19,000 and $57,000 for the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999. The increase is due to the acquisition of Camp Point.

    Other operating expenses increased $38,000 and $101,000 for the three and nine months ended September 30, 2000, respectively, when compared to the same periods in 1999. The increase is a direct result of the acquisition of Camp Point.

CREDIT QUALITY

    Gross loans totaled $157.7 million at September 30, 2000, an increase of $22.0 million, or 16.21%, from $135.7 million at December 31, 1999. The provision for loan losses has increased to $405,000 for the nine months ended September 30, 2000 as compared to $203,000 for the same period in 1999. At September 30, 2000 the allowance as a percent of total loans and nonperforming loans increased to 1.32% as compared to 1.25% at December 31, 1999. The increase is a result of the growth in the loan portfolio. Management believes this percentage is adequate to support any unexpected losses, and is consistent with peer group ratios.

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
	(dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$1,910	$1,369	$1,696	$1,368
Provision charged to expense	135	101	405	203
Charge-offs	36	34	127	174
Less: recoveries	69	12	104	51

Net charge-offs	(33)	22	23	123

Balance at end of period	$2,078	$1,448	$2,078	$1,448

Net Charge-Off Ratios(1):
Commercial	(0.40)%	(0.07)%	(0.06)%	0.23%
Real Estate	(0.07)	0.12	0.01	0.18
Installment	0.66	0.31	0.21	0.69
Credit Cards	2.17	(0.49)	2.41	2.01
Totals	(0.08)%	0.08%	0.02%	0.25%

(1)
Ratios to average loans are presented on an annualized basis

    Illini Corporation's primary business of making commercial, real estate, and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Corporation. Accordingly, a significant factor in the Corporation's past and future operating results is the level of the provision for loan losses. The provision for loan losses is up 34% and 99.5% for the three and nine months ended September 30, 2000, respectively, as compared to the comparable periods in the prior year. Charge-offs increased $2,000 for the three months ended September 30, 2000, and decreased $47,000 for the nine months ended September 30, 2000. Recoveries increased $57,000 and $53,000 for the three and nine months ended September 30, 2000, respectively.

    Management feels that credit quality systems and controls implemented in 1996 and 1997, along with the creation of a formalized credit administration function in 1998, have resulted in significantly improved credit quality. Illini Corporation has a 1.32% allowance to ending loans ratio as of September 30, 2000 and 1.25% and 1.27% as of December 31, 1999 and September 30, 1999, respectively. The net charge-off ratio for the three and nine months ended September 30, 2000 was (0.08)% and 0.02% compared to 0.09% and 0.16% for years ended December 31, 1999 and 1998, respectively.

    At September 30, 2000, impaired loans totaled $763,000 compared to $559,000 at December 31, 1999. At September 30, 2000, allowance for loan losses on impaired loans totaled $123,000 compared to

$18,000 at December 31, 1999. Of the total impaired loans at September 30, 2000 and December 31, 1999, there were no loans still accruing interest.

Credit Quality	September 30, 2000	December 31, 1999	September 30, 1999
	(dollars in thousands)
Nonperforming assets:
Loans delinquent over 90 days, still accruing interest	$0	$1	$0
Nonaccrual	763	559	891
Renegotiated	32	32	0
Other real estate owned	426	618	508

Total nonperforming assets	$1,221	$1,210	$1,399

Key ratios:
Nonperforming loans to ending loans	0.48%	0.41%	0.78%
90 days delinquent to ending loans	0.00	0.00	0.00
Allowance to ending loans	1.32	1.25	1.27
Allowance to nonperforming loans	272.35	286.58	162.51

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

CAPITAL RESOURCES

    The current economic and regulatory environment places increased emphasis on capital strength. A strong capital position, which is vital to the continued profitability of Illini Corporation, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization. Illini Corporation has satisfied its capital requirements principally through the retention of earnings. At September 30, 2000, Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 9.63%, 10.86% and 7.03%, respectively, as compared to 10.86%, 12.03% and 7.32% for the period ending December 31, 1999. As of September 30, 2000, the Corporation met the criteria to be classified as "well capitalized."

    Earnings retention is affected by the board of director's declaration of cash dividends. The dividend payout ratio is an indicator of the level of earnings retained. The Board of Directors of the Corporation considers the capital strength of the Corporation and the banks in determining the appropriate level of cash dividends to be paid to shareholders. The dividend payout ratio for the three and nine months ended September 30, 2000 was 57.76% and 52.00%, respectively as compared to

65.56% and 95.82% for the three and nine months ended September 30, 1999. The dividend per share for the three and nine months ended September 30, 2000 is unchanged from the same period in 1999.

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

    During the second quarter of 1998, Illini Corporation completed a comprehensive analysis of its asset/ liability function, including a review of its funds management policy and its principal measure of liquidity. The Corporation implemented a new measure of liquidity measurement, called "Basic Surplus," which redefines liquid assets as the total assets held by the Corporation which can be converted to cash in thirty days or less, reduced by short term liabilities. As of September 30, 2000, the most recent calculation, Illini Corporation's core liquidity was $18.8 million, or 8.1% of total average assets.

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

    On July 31, 2000, the Appellate Court issued an order reversing the trial court's order granting summary judgment to Illini and remanding the case for trial. The Appellate Court found that genuine issue of material fact remained concerning whether the Illini board of directors acted in good faith (1) in determining on April 30, 1998 that Ida Noll's acquisition of shares was inadvertent and (2) in amending the agreement on June 30, 1998. The Appellate Court also reversed the trial court's order denying Quinn's request for costs, expenses and attorneys fees, finding that the fee provision of the Rights Agreement did not require one who brought an action to enforce the agreement to prevail in that action in order to recover fees. Illini currently believes the costs, expenses and attorneys fees to be approximately $250,000 to $350,000, although such amounts shall be subject to further discovery.

    The case has been remanded to the trial court, and the parties will schedule a pretrial conference for the purpose of obtaining a trial date.

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

    Noll's counsel filed a petition for payment of her attorneys' fees by Illini Corporation, which was heard on December 9, 1999. The Court denied Noll's fee petition. Noll filed a Motion for Reconsideration of the Orders granting the Defendants' Motions for Summary Judgment and denying attorneys' fees. Hearing on that Motion was held on April 11, 2000, and the Court denied the Motion. Noll has appealed. Noll filed her appellant's brief on October 13, 2000. Illini's appellee's brief is due on November 17, 2000. Oral argument is expected in January, 2001, with disposition by the appellate court within sixty days of oral argument.

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

    The case has been reassigned to Judge Tim Olson. Briefing of the Motion to Dismiss was completed, but the Court continued the hearing on the Motion to Dismiss. Judge Olson recused himself just prior to a scheduled case management conference on March 9, 2000. The case has been reassigned to Chief Judge Thomas Russell. On June 1, 2000 Judge Russell reconsidered Judge Olson's ruling granting the Plaintiff's Motion to Continue. Judge Russell set Illini's Motion to Dismiss for hearing on July 21, 2000. On that date Judge Russell heard argument on Illini's Motion to Dismiss as well as on Plaintiff's Petition for Discovery, which had been filed on July 18, 2000. On October 6, 2000, the Court granted Illini's Motion to Dismiss all pending counts with prejudice, but reserving the issue of Plaintiff's attorney's fees. On October 10, 2000, the Court entered a docket order denying Plaintiff's Petition for Discovery.

Item 2  Changes in Securities—none

Item 3  Defaults Upon Senior Securities—none

Item 4  Submission of Matters to a Vote of Security Holders—none

Item 5  Other Information—none

Item 6  Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

    The Exhibits filed herewith are set forth in the Exhibit Index filed as a part of these Form 10-QSB.

  (b)
  Reports on Form 8-K:

    There were no reports on Form 8-K filed for the quarter ended September 30, 2000.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ILLINI CORPORATION (Registrant)
November 13, 2000 Date signed	By:	/s/ BURNARD K. MCHONE Burnard K. McHone President
November 13, 2000 Date signed	By:	/s/ DEANN HAGER Deann Hager Finance Manager

EXHIBIT INDEX

Number	Description
27	Financial Data Schedule

QuickLinks

Information Concerning Forward-Looking Statements