Form 10KSB40
period 2000-12-31
ILLINI CORP
filed 2001-03-28
CIK 730037

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
/ /	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the fiscal year ended December 31, 2000

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
(Title and Class)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

    The Registrant's revenues for fiscal year 2000 were $19,990,000.

    On March 1, 2001, 571,789 shares of common stock were outstanding. The aggregate market value of such shares held by non-affiliates of the registrant was approximately $15,152,409 (based on the average of the bid and asked prices of securities traded as of March 1, 2001).

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Corporation's definitive proxy statement for the 2001 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III, hereof.

PART I

ITEM 1.—DESCRIPTION OF BUSINESS

    Illini Corporation (or "Corporation"), a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of the State of Illinois in 1983. Illini Corporation presently operates two wholly owned subsidiary banks, Illini Bank, with 13 locations throughout four counties in central Illinois, and Farmers State Bank of Camp Point, Camp Point, Illinois. Illini Corporation's executive offices are located at 3200 West Iles Avenue, Springfield, Illinois 62707, and its telephone number is 217/787-5111.

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

    Illini Bank ("Illini") is an Illinois state bank, which had total assets of $206.2 million at December 31, 2000. Illini maintains 13 banking facilities in the following Illinois communities: Springfield, Lincoln, Auburn, Danvers, Divernon, Elkhart, Hudson, Mechanicsburg, Sherman, and Stonington. Farmers State Bank of Camp Point ("Camp Point") is an Illinois state bank, which had total assets of $33.3 million at December 31, 2000. Camp Point maintains one banking facility located in Camp Point, Illinois.

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

  Supervision and Regulation—General

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

    Branches acquired in a host state by both out-of-state state-chartered and national banks will be subject to community reinvestment, consumer protection, fair lending, and interstate branching laws of the host state to the same extent as branches of a national bank having its main office in the host state. Among other things, the Riegle-Neal Act also preserves state taxation authority, prohibits the operation by out-of-state banks of interstate branches as deposit production offices, imposes additional notice requirements upon interstate banks proposing to close branch offices in a low or moderate-income area, and creates new Community Reinvestment Act evaluation requirements for interstate depository institutions.

    The Gramm-Leach-Bliley Act ("GLB Act") was enacted in November 1999. Under the GLB Act , bank holding companies that meet certain standards are permitted to engage in a wider range of activities than has been permitted up to now, including securities and insurance activities. Specifically, a bank holding company that elects to become a "financial holding company" may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is (i) financial in nature or incidental thereto, or (ii) complementary to any such financial-in-nature activity, provided that such complementary activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. A bank holding company may elect to become a financial holding company only if each of its depository institution subsidiaries is well-capitalized, well-managed, and has a Community Reinvestment Act rating of "satisfactory" or better at its most recent examination.

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

    The GLB Act affects many other changes to federal law applicable to Illini Corporation, Illini, and Camp Point. One of these changes is a requirement that financial institutions take steps to protect customers' "nonpublic personal information." Regulations involving "nonpublic personal information" were promulgated in November 2000, and compliance by financial institutions is required by June 30, 2001. Illini Corporation and its subsidiaries are working diligently to complete the implementation and integration necessary to reach full compliance by the approaching deadline.

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

  Transactions with Affiliates and Insiders

    Illini Bank, Camp Point and Illini Corporation are affiliates of each other and, as such, are subject to certain federal restrictions on loans and extensions of credit to Illini Corporation, on investments in Illini Corporation and its affiliates' securities, on acceptance of such securities as collateral for loans to any borrower and on leases and services and other contracts between the banks and Illini Corporation. Additionally, regulations allow each Bank to extend credit to the executive officers, directors, and principal shareholders or their related interests only if the loan is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-insiders. Moreover, loans to insiders must not involve more than the normal risk or repayment or present other unfavorable features and must, in certain circumstances, be approved in advance by a majority of the entire board of directors of each bank. The aggregate amount that can be lent to all insiders is limited to each banks unimpaired capital and surplus. There are additional limitations on the amount of loans that can be made to each banks' executive officers.

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

  Capital Requirements

    The FRB has imposed risk-based capital guidelines applicable to Illini Corporation. These guidelines require that bank holding companies maintain capital commensurate with both on and off balance sheet credit and other risks of their operations. Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets of 8 percent. In addition, a bank holding company must maintain a minimum ratio of Tier 1 capital equal to 4 percent of risk-weighted assets. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. As a supplement to risk-based capital requirements, the FRB has also imposed leverage capital ratio requirements. The leverage ratio requirements establish a minimum required ratio of Tier 1 capital to total assets less goodwill of 3 percent for the most highly rated bank holding companies. All other bank holding companies are required to maintain additional Tier 1 capital yielding a leverage ratio of 4 percent to 5 percent, depending on the particular circumstances and risk profile of the institution. Refer to the Capital Resources Section of Item 6 and Note 17 included under Item 7 for a summary of Illini Corporation's capital ratios as of December 31, 2000 and 1999.

    Each bank is also subject to risk-weighted capital standards and leverage measures, which are similar, but in some cases not identical, to the requirements for bank holding companies, which apply to Illini Corporation. At December 31, 2000 Illini and Camp Point met all applicable capital requirements. Under FDICIA, the federal bank regulators must take various specified prompt corrective actions based on levels of an insured depository institution's capital that are below the adequately capitalized level. These prescribed actions increase restrictions on the institution as its capital declines.

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

  Employees

    As of December 31, 2000, Illini Corporation, Illini and Camp Point had 99 total employees and 74 full-time employees.

  Statistical Disclosure

Page(s)
Consolidated Average Balances, Interest Income/Expense and Yields/Rates	22 & 23
Rate/Volume Variance Analysis	21
Investment Securities Available for Sale	12
Investment Securities Available for Sale Maturity Schedule	14
Loan Portfolio	14
Selected Loan Maturity and Interest Rate Sensitivity	15
Nonperforming Assets	26
Summary of Loan Loss Experience	25
Allocation of Allowance for Loan Losses	25
Maturities of Time Deposits	16
Return on Equity and Assets	20
Interest Rate Sensitivity Analysis	17
Noninterest Income	27
Noninterest Expense	28

ITEM 2.—DESCRIPTION OF PROPERTIES

    Illini Corporation's corporate offices are located at 3200 West Iles Avenue, Springfield, Illinois. Illini owns 11 and leases two of the banking offices at which it operates. Illini operates four banking offices in Springfield, Illinois and one each in the following Illinois communities: Auburn, Danvers, Divernon, Elkhart, Hudson, Lincoln, Mechanicsburg, Sherman, and Stonington. Illini leases space for the banking offices in Lincoln, and 615 W. Jefferson, Springfield. Camp Point owns and operates one office in Camp Point, Illinois, located at 206 E. Wood Street.

ITEM 3.—LEGAL PROCEEDINGS

Mary Quinn v. Illini Corporation and Illinois Stock Transfer Co.,
Sangamon County Case No. 98 CH 240

    Illini Corporation adopted a Shareholder Rights Agreement on June 20, 1997, and named Illinois Stock Transfer Company ("ISTC") as its rights agent thereunder. Illini Corporation was notified in May 1998 of a threatened complaint against ISTC by an Illini Corporation shareholder. The shareholder, Mary K. Quinn ("Quinn"), who owns 21 shares of stock in Illini Corporation, filed suit against ISTC on June 9, 1998 in the Seventh Judicial Circuit Court, Sangamon County, Illinois. Quinn sought to compel ISTC to distribute rights certificates to Illini Corporation's shareholders and further sought to certify all Illini Corporation shareholders as a class. Quinn asserted that Ida R. Noll became an acquiring person under the Rights Agreement on April 16, 1998, and that the Rights Agreement was triggered. IST has vigorously contested Quinn's assertions that Ida R. Noll was an acquiring person, that the Rights Agreement had been triggered, and that ISTC had a duty to distribute rights certificates.

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

    On or about May 6, 1999, counsel for Quinn advised Illini Corporation's counsel of her intent to seek an injunction that would preclude Illini Corporation from completing its acquisition of the Farmers State Bank of Camp Point (Camp Point), pending further order of the Court. Quinn subsequently filed a Motion for Preliminary Injunction and a Memorandum of Law in Support of her Motion. Quinn argued that the class (consisting of all Illini Corporation's shareholders as of April 16, 1998, except for Ida R. Noll) would be irreparably harmed if the Camp Point merger closed prior to a determination on the merits of her suit. Illini Corporation filed extensive briefs in opposition to the Motion for Preliminary Injunction, and the Court heard the Motion on July 1, 1999. The Court entered a written Order on July 13, 1999, denying the Motion for Preliminary Injunction.

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

    On July 31, 2000, the Appellate Court issued an order reversing the trial court's order granting summary judgment to Illini Corporation and remanding the case for trial. The Appellate Court found that genuine issue of material fact remained concerning whether the Illini Corporation board of directors acted in good faith (1) in determining on April 30, 1998 that Ida Noll's acquisition of shares was inadvertent and (2) in amending the agreement on June 30, 1998. The Appellate Court also reversed the trial court's order denying Quinn's request for costs, expenses and attorneys fees, finding that the fee provision of the Rights Agreement did not require one who brought an action to enforce the agreement to prevail in that action in order to recover fees. As of December 31, 2000, Illini Corporation has accrued its best estimate as a contingency reserve for this litigation to cover expenses and attorneys fees, although such amounts shall be subject to further discovery.

    The case has been remanded to the trial court. The trial court has permitted Quinn to add Mrs. Noll as a party to the action. The parties have agreed to a stay of the proceeding during a period of negotiation to settle the case.

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

    Noll's counsel filed a petition for payment of her attorneys' fees by Illini Corporation, which was heard on December 9, 1999. The Court denied Noll's fee petition. Noll filed a Motion for Reconsideration of the Orders granting the Defendants' Motions for Summary Judgment and denying attorneys' fees. Hearing on that Motion was held on April 11, 2000, and the Court denied the Motion. Noll has appealed to the Illinois Appellate Court where the appeal is now pending. Consideration of the appeal has been stayed by stipulation of the parties and as ordered by the Appellate Court pending negotiations to settle this case.

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

    The case has been reassigned to Judge Tim Olson. Briefing of the Motion to Dismiss was completed, but the Court continued the hearing on the Motion to Dismiss. Judge Olson recused himself just prior to a scheduled case management conference on March 9, 2000. The case has been reassigned to Chief Judge Thomas Russell. On June 1, 2000 Judge Russell reconsidered Judge Olson's ruling granting the Plaintiff's Motion to Continue. Judge Russell set Illini's Motion to Dismiss for hearing on July 21, 2000. On that date Judge Russell heard argument on Illini's Motion to Dismiss as well as on Plaintiff's Petition for Discovery, which had been filed on July 18, 2000. On October 6, 2000, the Court granted Illini's Motion to Dismiss all pending counts with prejudice, but reserving the issue of Plaintiff's attorney's fees. On October 10, 2000, the Court entered a docket order denying Plaintiff's Petition for Discovery. Plaintiff has moved for reconsideration of the dismissal and that motion is now pending. The parties have agreed to a stay of the proceedings during a period of negotiation to settle the case.

ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II.

ITEM 5.—MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The common stock of Illini Corporation is traded on an infrequent basis on the Nasdaq over the counter bulletin board (OTCBB). The following table sets forth the high and low bid prices by calendar quarter of the common stock of Illini Corporation. The prices shown do not reflect retail mark-ups, markdowns, or commissions and may not represent actual transactions.

2000	High	Low	Cash Dividends Declared
1st Quarter	$30.50	$25.00	$.25
2nd Quarter	30.00	25.00	.25
3rd Quarter	30.00	25.00	.25
4th Quarter	30.00	21.50	.25
1999	High	Low	Cash Dividends Declared
1st Quarter	$29.00	$28.75	$.25
2nd Quarter	29.00	29.00	.25
3rd Quarter	30.50	29.00	.25
4th Quarter	30.50	30.00	.25

    As of December 31, 2000, there were 1,410 shareholders of record of Illini Corporation common stock.

    In 2000 and 1999, Illini Corporation issued $1.00 per share in dividends, which resulted in $571,789 in 2000 and $479,289 in 1999. Due to its status as a bank holding company, Illini Corporation's ability to issue dividends is restricted by regulatory provisions set forth in "Item 1. Description of Business—Supervision and Regulation—Dividend Restrictions" which is incorporated by reference herein.

ITEM 6.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Introduction

    The following discussion highlights the significant factors affecting the operations and financial condition of Illini Corporation for the two fiscal years ended December 31, 2000 and December 31, 1999. The discussion should be read in conjunction with the consolidated financial statements, accompanying notes, and selected financial data as set forth in "Item 7. Financial Statements" which is incorporated by reference herein.

    Illini Corporation cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report, or made by management involve estimates and uncertainties and are subject to change based upon various important factors. Actual results for 2001 and beyond could differ materially from results expressed or implied by forward looking statements in this report.

  Summary

    Management is pleased with the operational results in 2000. The completion of the reengineering of Illini's operational design and the acquisition of Camp Point were instrumental in results achieved. Net income for 2000 was $1,694,632. The increase in earnings resulted from the sale of two offices in Menard County and the associated deposits, which accounted for a net gain of $708,000, after tax. Subtracting the gain, net income from operations would have been $986,632, or $1.73 per share. This represents an increase of 46.77% over 1999 net income of $672,211. The increase in earnings over 1999 was also the result of a focused sales effort that increased loan balances, and the efficiency from the stabilization of Illini's overhead structure. Interest and fee income on loans increased $3,967,610 in 2000 to $13,084,094.

    Operating expenses increased $1,136,000 in 2000, and can be attributed to the Camp Point acquisition, increased incentive compensation and benefits for employees, cost of living adjustments to base salaries, increased data processing and equipment expense, marketing and advertising increases, correspondent processing and operating increases, and increased director and regulatory fees.

    Due to the growth in 1999 and 2000 management completed a Trust Authorized Preferred Securities (TAPS) issue on February 22, 2001. The issue increased cash balances $9.0 million. The Federal Reserve Board allows the TAPS to be included in a bank holding company's Tier 1 Capital, limited to 25% of Tier 1 capital. The proceeds from this issue will allow Illini to further execute its business plan.

    Management continues to focus on maintaining high credit quality, reducing overhead costs, increasing revenues through targeted sales efforts, and continued development of our associates through the execution of our business plan.

    The following table details changes in Illini Corporation's net income per share over the last two fiscal years.

Change in Earnings Per Share (EPS)
for 2000 and 1999

	2000-99	1999-98
Per share
Net income prior period	$1.45	$1.40
Change in EPS attributable to change in:
Net interest income	0.18	1.52
Provision for loan losses	(0.35)	(0.14)
Noninterest income	1.28	(0.96)
Noninterest expense	1.07	(0.02)
Income tax expense	(0.67)	(0.35)

Net increase (decrease)	1.51	0.05

Net income current period	$2.96	$1.45

  Overview-Balance Sheet Review

    Average assets were $227.1 million in 2000, an increase of $53.8 million, or 31.0%, from 1999. The acquisition of Camp Point contributed $27.1 million to the total increase of $53.8 million in average assets. Average loans were $149.5 million in 2000, an increase of $44.2 million, or 42.0%, from 1999. Management believes the increase in loan volume is an expected outcome from the reengineering of the Corporation and efforts to aggressively pursue new loan relationships in both retail and commercial loan services. Average deposits were $202.1 million in 2000, an increase of $48.8 million, or 31.8%, from 1999. We believe this trend of growth will continue as our product offerings become more sophisticated and the level of merger and acquisition activity continues to rise.

  Securities

    Total securities as of December 31, 2000 were $54.6 million, a decrease of $2.4 million, or 4.2%, over the prior year-end. At December 31, 2000 and 1999, the total securities portfolio comprised 22.8% and 26.3% respectively of total assets.

    Illini Corporation's investment strategy is to maximize portfolio yields commensurate with credit risk and liquidity considerations. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment. Approximately $8.9 million, or 16.3%, of the securities portfolio at December 31, 2000 matures or reprices within one year. Scheduled maturities and the prepayment of mortgage-backed securities represent a source of liquidity for Illini and Camp Point, as well as federal funds sold, federal funds purchased lines, and lines of credit established at other banks which are discussed further in the Liquidity section of this report.

    Mortgage-backed securities as of December 31, 2000 totaled $27.3 million and represent 50.0% of total securities. The distribution of mortgage-backed securities include $15.6 million of U.S. government agency mortgage-backed pass through securities and $11.7 million of private issue collateral mortgage obligations, all of which are rated AAA.

    At December 31, 2000, securities available for sale totaled $54.6 million. There were no securities classified as held to maturity or trading at the end of 2000 or 1999. The securities available for sale portfolio at the end of 2000 included gross unrealized gains of $870,000 and gross unrealized losses of $348,000, of which the combined effect, net of tax, is included as an unrealized gain in stockholders' equity. For comparative purposes, at December 31, 1999, gross unrealized gains of $91,000 and gross unrealized losses of $1,001,000 were included in the securities available for sale portfolio, which is set forth in "Item 7. Financial Statements—Note 5" which is incorporated by reference herein.

  Maturities and Duration

    The maturities and weighted average yields of the investment portfolio at the end of 2000 are presented in the following table. Maturities of private mortgage-backed securities are based on their average expected lives and include the effects of anticipated prepayments. All other securities are listed at their actual maturity or contractual repricing interval. The amounts and yields disclosed reflect the net carrying value, which is the same as fair value. Taxable equivalent adjustments, using a 34% tax rate, have been made in calculating yields on tax-exempt obligations.

    The securities portfolio at December 31, 2000, contained, in the aggregate, securities of the City of Litchfield that had a book or market value in excess of 10% of shareholders' equity of Illini Corporation. Excluding those issued by the United States government, or its agencies or corporations there were no other securities of an issuer with an aggregate book or market value in excess of 10% of shareholders' equity of Illini Corporation.

Maturities and Yield of Securities

	Total	Weighted Average Tax Equivalent Yield
	(dollars in thousands)
U.S. Treasury securities:
0 to 1 year	$1,000	5.63%
1 to 5 years	756	6.32

Total	$1,756	5.93%

U.S. government agencies:
0 to 1 years	$2,703	6.45%
1 to 5 years	6,096	6.96
5 to 10 years	1,997	6.82

Total	$10,796	6.80%

Mortgage-backed securities and collateralized mortgage obligations:
0 to 1 year	$1,407	6.12%
1 to 5 years	20,627	6.46
5 to 10 years	2,317	6.24
Over 10 years	2,952	5.99

Total	$27,303	6.37%

States of the U.S. and political subdivisions:
0 to 1 year	$1,189	6.23%
1 to 5 years	2,593	8.17
5 to 10 years	6,794	8.01
Over 10 years	3,502	9.25

Total	$14,078	8.20%

FHLB stock and other equity securities, no stated maturity	$669	—
Total securities:
0 to 1 year	$6,299	6.20%
1 to 5 years	30,072	6.70
5 to 10 years	11,108	7.43
Over 10 years	6,454	7.76
No stated maturity	669

Total	$54,602	6.92%

  Loans

    Illini Corporation's loan portfolio consists of a diverse variety of loan types within the following major categories: commercial real estate, residential real estate, consumer, commercial, and agricultural loans.

    Net loans increased $32.8 million from $134.0 million as of December 31, 1999 to $166.8 million as of December 31, 2000. Average total loans increased $44.2 million from $105.3 million in 1999 to $149.5 million in 2000. The acquisition of Camp Point contributed $15.3 million to the total increase of $44.2 million in average loans. Growth in the loan portfolio resulted primarily from management's priority on evaluating and managing credit risk in existing loan relationships and new business development.

    The largest increase was in commercial real estate loans for which the average balance increased $18.5 million to $60.6 million in 2000. Commercial loans increased $8.9 million to $23.8 million. Residential real estate loans increased $7.3 million to $33.2 million. Agricultural loans increased $4.2 million to $12.7 million. Agricultural real estate loans increased $3.7 million to $7.4 million and consumer loans increased $1.5 million to $11.1 million.

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

  Types of Loans

    A summary of loans by type as of December 31, 2000 and 1999 is set forth in "Item 7. Financial Statements—Note 6" which is incorporated by reference herein.

  Maturities and Interest Rate Sensitivity of Loans

    $50.3 million, or 29.8%, of Illini and Camp Point's loan portfolios reprice within one year. $151.1 million, or 89.4%, of the portfolio reprices within five years. The relatively short duration of the loan portfolio requires diligence on the part of management to replace and/or renew maturing loans more frequently. However, it benefits the banks by decreasing its susceptibility to rising interest rates and by allowing management more frequent opportunities to reassess and adjust loan agreements with borrowers and to exit deteriorating loan relationships. 59.2% of commercial, financial, and agricultural loans mature within one year.

  Loans

	Maturity
	One year or less	One to five years	After five years	Total
	(dollars in thousands)
Commercial, financial, and agricultural	$24,047	$14,080	$2,471	$40,598
Real estate construction	8,908	2,971	470	12,349

	$32,955	$17,051	$2,941	$52,947

	Interest Sensitivity
	Fixed interest rates	Floating or adjustable interest rates	Total
	(dollars in thousands)
Loans due after one but within five years	$15,781	$1,270	$17,051
Loans due after five years	1,679	1,262	2,941

	$17,460	$2,532	$19,992

  Deposits

	Average Balances of Deposits and Cost of Funds
	2000 Average		1999 Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$29,780	—	$23,921	—
NOW and money market deposit accounts	52,316	3.95%	42,863	3.25%
Savings deposits	17,858	2.01	17,382	2.01
Time deposits	102,187	5.65	69,158	5.26

	$202,141	4.05%	$153,324	3.51%

	Maturity of Time Deposits Greater Than $100,000 At December 31, 2000
	Time Certificates of Deposit	Other Time Deposits	Total
	(dollars in thousands)
Three months or less	$3,770	$0	$3,770
Three to six months	3,119	10,323	13,442
Six to twelve months	6,805	—	6,805
Over twelve months	2,126	—	2,126

	$15,820	$10,323	$26,143

    Included in the above table in other time deposits is a State of Illinois deposit in the amount of $10.2 million that funds the State of Illinois agricultural loan production program for Illini Bank. It is anticipated that this deposit will be renewed upon its maturity date April 3, 2001.

    Average deposits increased $48.8 million, or 31.8%, to $202.1 million in 2000. Due to the increase in deposits required to fund loan growth, management increased deposit rates to attract new deposits.

Illini and Camp Point's overall cost of funds related to deposits increased 54 basis points to 4.05% in 2000. From December 31, 1999 to December 31, 2000 noninterest bearing accounts increased $3.2 million to $32.7 million, NOW and Money Market accounts were up $2.3 million to $52.6 million, Time Deposits increased $4.1 million to $101.3 million, and savings decreased $1.9 million to $16.7 million in 2000. Total deposits increased $7.6 million, or 3.9%, to $203.3 million at December 31, 2000.

  Liquidity

    Liquidity represents the availability of funding to meet obligations to depositors, borrowers, and creditors at a reasonable cost without adverse consequences. Accordingly, the liquidity position is influenced by the funding base and asset mix.

    Illini Corporation requires adequate liquidity to pay its expenses and pay stockholder dividends. Liquidity is provided to Illini Corporation in the form of dividends. In 2000, dividends from Illini amounted to $1.2 million compared to $3.9 million in 1999, and dividends from Camp Point totaled $1.7 million in 2000. Illini and Camp Point's liquidity is provided by bank cash balances, liquidation of short-term investments, loan payments, an overnight federal funds line of credit, and borrowings on a line of credit available with the Federal Home Loan Bank of Chicago. While the banks are limited in the amount of dividends they pay, as of December 31, 2000, a combined $2.6 million was available for payment to Illini Corporation in the form of dividends without prior regulatory approval.

    Cash and cash equivalents, which include federal funds, decreased $6.0 million to $7.0 million at December 31, 2000, compared to $13.0 million at December 31, 1999.

    The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities, and sales of investment securities available for sale.

    The liability portion of the balance sheet provides liquidity through federal funds purchased, securities sold under agreements to repurchase, and other short-term debt. As of December 31, 2000, Illini has established an overnight federal funds line of credit with an unaffiliated financial institution in the amount of $13.0 million, with $6.5 million available for borrowing. Illini is also a member of the Federal Home Loan Bank of Chicago and has established a line of credit of approximately $19.5 million as of December 31, 2000, with $3.0 million available for borrowing. Currently there is a letter of credit pledged to the Treasurer of the State of Illinois that collateralizes a one-year agricultural production deposit in the amount of $10.5 million with an expiration date of April 3, 2001. This letter of credit is collateralized by a blanket lien on mortgages. It is anticipated that this letter of credit will be renewed at maturity. As of December 31, 2000, Camp Point has established an overnight federal funds line of credit with an unaffiliated financial institution in the amount of $1.0 million, with $0.4 million available for borrowing. The various sources of liquidity available to the banks provide ample long-term as well as short-term funding alternatives.

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

    Illini and Camp Point's static interest rate gap position as of December 31, 2000 is presented below:

	Interest Rate Sensitivity Analysis
	Up to 3 months	4 to 12 Months	Total 1 year	Over 1 year	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$27,698	$22,611	$50,309	$118,660	$168,969
Investment securities	3,374	5,516	8,890	45,712	54,602
Federal funds sold	—	—	—	—	—

Total interest-earning assets	$31,072	$28,127	$59,199	$164,372	$223,571
Interest-bearing liabilities:
Savings, NOW, and money market (1)	$34,611	$—	$34,611	$34,611	$69,222
Time deposits	23,111	66,181	89,292	12,053	101,345
Federal funds purchased and securities sold under agreements to repurchase	7,481	—	7,481	—	7,481

Total interest-bearing liabilities	$65,203	$66,181	$131,384	$46,664	$178,048
Gap by period	$(34,131)	$(38,054)	$(72,185)	$117,708	$45,523
Cumulative gap	$(34,131)	$(72,185)	$(72,185)	$45,523	$45,523
Cumulative gap as a percent of earning assets	(15.27)%	(32.29)%	(32.29)%	20.36%	20.36%

(1)
Illini Corporation's experience with transactional interest bearing demand, money market accounts, and savings accounts has been that these deposits are subject to immediate withdrawal, or re-pricing, with portions of the balances remaining relatively constant in periods of both rising and falling rates. Therefore, a portion of these deposits is included in the over 1 year category. If these deposits were all included in the total 1 year or less category the cumulative ratio of interest sensitive assets to interest sensitive liabilities would be -47.77%.

    In June of 1998, Illini Corporation engaged consultants to assist in asset/liability management efforts. Management believes that periodic reviews enable Illini Corporation to proactively react to financial conditions in our market place. An asset/liability management policy was adopted October 15, 1998 and revised and updated in 2000. There can be no assurance, however, that such steps will have the desired result.

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

    The condensed gap report summarizing Illini and Camp Point's interest rate sensitivity is as follows:

	Market Risk Sensitive Instruments
	1 year	Over 1 year through 3 years	Over 3 years through 5 years	Over 5 years	Total
	(dollars in thousands)
Assets:
Investment securities	$8,890	$8,170	$4,415	$33,127	$54,602
Loans	50,309	58,350	42,399	17,911	168,969
Federal funds sold	—	—	—	—	—

	$59,199	$66,520	$46,814	$51,038	$223,571

Liabilities:
Savings, NOW and money market(1)	$34,611	$34,611	$—	$—	$69,222
Time deposits	89,292	11,529	524	—	101,345
Federal funds purchased and securities sold under agreements to repurchase	7,481	—	—	—	7,481

	$131,384	$46,140	$524	$—	$178,048

	Total	Average Interest Rate	Fair Value
Assets:
Investment securities(2)	$54,602	6.65%	$54,602
Loans(2)	168,969	8.77	170,637
Federal funds sold	—	—	—
Liabilities:
Savings, NOW and money market	$69,222	3.46%	$69,222
Time deposits	101,345	5.65	101,345
Federal funds purchased and securities sold under agreements to repurchase	7,481	7.77	7,481

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

  Capital Resources

    Total shareholders' equity increased from $17.3 million at December 31, 1999 to $19.4 million at December 31, 2000. The primary source of capital of Illini Corporation is retained earnings. Cash dividends per share were $1.00 for 2000 and 1999. Illini Corporation retained 66.3% of its earnings for 2000 and 28.7% for 1999.

    Regulatory guidelines require bank holding companies, commercial banks, and thrifts to maintain certain minimum ratios and define companies as "well capitalized" that sufficiently exceed the minimum ratios. The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions. To be "well capitalized," banks must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%. Illini's ratios as of December 31, 2000 were 6.78%, 8.69%, and 9.94%, respectively, which meet the criteria for "adquately capitalized." Camp Point's ratios as of December 31, 2000 were 10.02%, 15.42%, and 16.49%, respectively, which meet the criteria for "well capitalized." The Corporation's ratios as of December 31, 2000 were 7.27%, 9.63%, and 10.87%, respectively.

    As of December 31, 2000, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse impact on the Corporation's liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

	Key Ratios For the years ended December 31,
	2000	1999	1998	1997	1996
Return on average assets	0.75%	0.39%	0.41%	0.44%	0.31%
Return on average equity	9.42	4.31	4.19	4.44	3.25
Dividend payout ratio	33.74	71.30	71.15	69.00	91.17
Average equity to assets ratio	7.92	9.00	9.77	9.98	9.58

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

    Interest income increased $4.7 million from 1999 to 2000. Interest expense increased $3.0 million from 1999 to 2000, resulting in an increase in net interest income. Our net interest margin fell from 4.36% in 1999 to 4.14% in 2000. The decline in the interest margin is due to the increased costs of core deposits in the markets Illini Corporation serves. The securities portfolio has a weighted average tax equivalent yield of 6.65%, while our loan portfolio has an average yield of 8.77%. With the acquisition of Camp Point and the increase in the loan balances of Illini, total earning assets increased to $209.4 million. Management plans to utilize cash flow from securities as an additional source of funds for loan growth.

    The $3.0 million increase in interest expense was primarily the result of growth in core deposits. Also contributing to the growth was the acquisition of Camp Point. Our average interest bearing liabilities grew $45.2 million, while experiencing a 65 basis point increase to our overall cost of funds.

Although deposit expense increased in 2000, management continues to believe in Illini's ability to raise low cost funds.

	Net Interest Income—Rate/Volume Variance Analysis
	2000-99			1999-98
	Changes in Income/Expense	Volume Effect	Rate Effect	Changes in Income/Expense	Volume Effect	Rate Effect
	(dollars in thousands)
Short-term investments	$204	$117	$87	$(193)	$(183)	$(10)
Investment securities:
Taxable	304	98	206	57	121	(64)
Nontaxable(*)	350	265	85	(71)	(33)	(38)
Loans	3,969	3,816	153	1,383	1,934	(551)

Total interest income	$4,827	$4,296	$531	$1,176	$1,839	$(663)

Savings and NOW accounts	683	317	366	48	270	(222)
Time deposits	2,132	1,738	394	169	359	(190)
Short-term debt	55	(3)	58	99	105	(6)
Long-term debt	163	0	163	0	0	0

Total interest expense	$3,033	$2,052	$981	$316	$734	$(418)

Net interest income	$1,794	$2,244	$(450)	$860	$1,105	$(245)

(*)
Fully taxable equivalent basis using the federal statutory rate of 34% for all years presented.

NOTE: The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Year ended December 31,
	2000				1999
	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$5,536	2.4%	$349	6.30%	$3,064	1.8%	$145	4.73%
Investment securities(3)
Taxable	45,235	19.9	2,875	6.36	43,568	25.1	2,571	5.90
Tax-exempt(1)	11,093	4.9	870	7.84	7,350	4.2	520	7.07

Total securities	56,328	24.8	3,745	6.65	50,918	29.3	3,091	6.07
Loans
Commercial(1)	23,844	10.5	2,198	9.22	14,921	8.6	1,327	8.89
Agriculture	12,705	5.6	1,087	8.56	8,504	4.9	718	8.45
Real estate
Commercial	60,570	26.7	5,330	8.80	42,029	24.2	3,604	8.57
Agriculture	7,402	3.3	644	8.71	3,677	2.1	320	8.70
Residential	33,184	14.6	2,706	8.16	25,932	15.0	2,154	8.31
Consumer, net	11,121	4.9	1,020	9.18	9,646	5.5	909	9.43
Credit card	702	0.3	125	17.76	627	0.4	109	17.36

Total loans	149,528	65.9	13,110	8.77	105,336	60.7	9,141	8.68
Allowance for loan losses	(1,943)	(0.9)			(1,434)	(0.8)

Net loans(1)(2)	147,585	65.0	13,110	8.88	103,902	59.9	9,141	8.80

Total interest earning assets	209,449	92.2	17,204	8.21	157,884	91.0	12,377	7.84

Cash and due from banks	6,022	2.7			5,342	3.1
Premises and equipment	7,125	3.1			7,289	4.2
Other real estate owned	497	0.2			452	0.3
Other assets(3)	4,013	1.8			2,377	1.4

Total assets	$227,106	100.0%			$173,344	100.0%

LIABILITIES
Deposits:
Non interest bearing deposits	$29,780	13.1%			23,921	13.8%
Interest bearing demand	52,316	23.0	$2,068	3.95%	42,863	24.7	$1,393	3.25%
Savings	17,858	7.9	358	2.01	17,382	10.0	350	2.01
Time deposits less than $100,000	77,799	34.3	4,434	5.70	52,458	30.3	2,769	5.28

Total core deposits	177,753	78.3	6,860	3.86	136,624	78.8	4,512	3.30
Time deposits $100,000 and over	24,388	10.7	1,336	5.48	16,700	9.7	869	5.20

Total deposits	202,141	89.0	8,196	4.05	153,324	88.5	5,381	3.51
Short-term debt	2,193	1.0	170	7.77	2,251	1.3	115	5.10
Long-term debt	2,311	1.0	163	7.05	—	—	—	—

Total interest bearing liabilities	176,865	77.9	8,529	4.82	131,654	76.0	5,496	4.17

Other liabilities	2,469	1.1			2,166	1.2

Total liabilities	209,114	92.1			157,741	91.0
Shareholders' Equity	17,992	7.9			15,603	9.0

Total liabilities and shareholders' equity	$227,106	100.0%			$173,344	100.0%

Net interest margin			$8,675	4.14%			$6,881	4.36%

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

(2)
Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $345,000 in 2000 and $293,000 in 1999.

(3)
Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Year ended December 31,
	1998
	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$6,662	4.3%	$338	5.08%
Investment securities(3)
Taxable	41,563	27.1	2,514	6.05
Tax-exempt(1)	7,873	5.1	591	7.51

Total securities	49,436	32.2	3,105	6.28
Loans
Commercial(1)	10,668	6.9	990	9.28
Agriculture	7,363	4.8	664	9.02
Real estate
Commercial	30,959	20.2	2,803	9.05
Agriculture	2,718	1.8	245	9.02
Residential	20,846	13.6	1,888	9.06
Consumer, net	10,797	7.0	1,060	9.82
Credit card	630	0.4	108	17.13

Total loans	83,981	54.7	7,758	9.24
Allowance for loan losses	(1,331)	(0.9)

Net loans(1)(2)	82,650	53.8	7,758	9.39

Total interest earning assets	138,748	90.3	11,201	8.07

Cash and due from banks	4,224	2.8
Premises and equipment	7,695	5.0
Other real estate owned	654	0.4
Other assets(3)	2,356	1.5

Total assets	$153,677	100.0%

LIABILITIES
Deposits:
Non interest bearing deposits	$21,103	13.7%
Interest bearing demand	35,319	23.0	$1,274	3.61%
Savings	17,474	11.4	421	2.41
Time deposits less than $100,000	46,753	30.4	2,584	5.53

Total core deposits	120,649	78.5	4,279	3.55
Time deposits $100,000 and over	15,923	10.4	885	5.56

Total deposits	136,572	88.9	5,164	3.78
Short-term debt	292	0.2	16	5.38

Total interest bearing liabilities	115,761	75.4	5,180	4.47

Other liabilities	1,792	1.1

Total liabilities	138,656	90.2
Shareholders' Equity	15,021	9.8

Total liabilities and shareholders' equity	$153,677	100.0%

Net interest margin			$6,021	4.34%

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

(2)
Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $246,000 in 1998.

(3)
Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

  Provision for Loan Losses, Net Charge-Offs and Allowance for Loan Losses

    The provision for loan losses charged to earnings was $0.5 million for 2000, an increase of $0.2 million, or 96.4%, from the $0.3 million in 1999. During 1998, the provision for loan losses was $0.2 million. The ratio of net charge-offs to average loans outstanding has improved from 0.16% to 0.09% to 0.03% for the years ended December 31, 1998, 1999 and 2000, respectively. The provision for loan losses expense increased to $540,000 for 2000 from $275,000 in 1999 primarily due to the growth of the loan portfolio. Nonaccrual loans increased to $772,000 at December 31, 2000, compared to $559,000 at December 31, 1999. Net loan losses and other asset quality indicators reflected continued focus on the overall quality of the loan portfolio during 2000.

    The management of Illini Corporation considers a number of factors in determining the amount of the allowance for loan losses. These factors include, but are not limited to, the following:

  •
  Historical data and trends relating to net charge-offs, average loans, and the level of the allowance for loan losses;

  •
  Other historical data and trends, including the allowance as a percentage of total loans outstanding and loan volume;

  •
  Borrowers identified on Illini's and Camp Point's watch list, borrowers with significant credit exposure, and loans that are past due or on nonaccrual status;

  •
  The capability of management's credit risk management processes to successfully underwrite credit and to identify and resolve problem loans on an ongoing basis;

  •
  Results of continuing reviews of individual higher risk loans by management personnel; and

  •
  Consideration as to the impact of present economic conditions on the loan portfolio.

    The allowance for loan losses as a percent of total loans increased from 1.25% at December 31, 1999, to 1.30% at December 31, 2000. The allowance as a percent of nonperforming loans decreased from 286.97% at December 31, 1999, to 283.42% at December 31, 2000, due to an increase in nonperforming loans. The overall quality of loans continues to improve. After full consideration of these factors, with particular emphasis on review of potential problem loans identified by management, Illini Corporation's management concludes the allowance for loan losses is adequate as of December 31, 2000.

  Summary of Loan Loss Experience

    The following summary presents the changes in the allowance for loan losses for the years ended December 31, 2000, 1999, and 1998:

	2000	1999	1998
	(dollars in thousands)
Average loans outstanding	$149,528	$105,336	$83,981

Allowance for loan losses:
Balance at beginning of year	$1,696	$1,368	$1,302

Purchase of Camp Point	—	153	—
Loans charged-off:
Commercial, financial, and agricultural	(55)	(57)	(54)
Real estate	(23)	(58)	(9)
Consumer	(114)	(87)	(152)

Total	(192)	(202)	(215)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	79	60	13
Real estate	7	5	31
Consumer	58	37	33

Total	144	102	77

Net charge-offs	(48)	(100)	(138)

Provision charged to expense	540	275	204

Balance at end of year	$2,188	$1,696	$1,368

Ratio of net charge-offs to average loans outstanding during the period	0.03%	0.09%	0.16%

    In 2000, as illustrated in the preceding chart, loan losses decreased slightly in all areas except consumer, which had a $27,000 increase. Commercial, financial, and agricultural loans ended the year with net recoveries. An overall decrease in net charge-offs reflects improvement in the overall quality of the loan portfolio resulting from decisive action Illini Corporation's management has taken to improve credit quality over the last three years.

    Efforts continue to maintain this improved quality, and to enhance credit quality processes and controls.

  Allowance Allocation

    The risk of losses inherent in the loan portfolio is not precisely attributable to a particular loan or category of loans. There were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses from December 31, 1999 through December 31, 2000. The increase in the overall allowance for loan losses and the change in allocation among the various loan categories related primarily to an increase in the specific allowance allocation due to individual credit exposure as identified by management. Based on its review for adequacy, management has estimated those portions of the allowance that could be attributable to major categories of loans as follows:

	2000		1999
	Amount	% of Total Loans	Amount	% of Total Loans
	(dollars in thousands)
Commercial, financial, and agriculture	$410	24.03%	$389	22.58%
Real estate	710	68.70	397	69.14
Consumer	314	7.27	326	8.28
Unallocated	754	—	584	—

Total allowance for loan losses	$2,188	100.00%	$1,696	100.00%

    These allocation estimates do not specifically represent that loan charge-offs of that magnitude will be incurred, nor do these allocations restrict future loan losses attributable to a particular category from being absorbed by the allowance attributable to other categories or the unallocated portion of the allowance. The risk factors considered when estimating the allocations for major loan categories are the same as the factors considered when determining the adequacy of the overall allowance as specified in the allowance summary. Due to a significant increase of commercial real estate loans the allowance for this category of loans, and identified as real estate in the above table, increased from $397,000 in 1999 to $710,000 in 2000.

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

	December 31,
	2000	1999
	(dollars in thousands)
Nonaccrual	$772	$559
Renegotiated	—	32
Other real estate owned	359	618

Nonperforming assets	$1,131	$1,209

Accruing loans past due 90 days	$0	$1

Nonperforming loans to total loans	0.46%	0.41%

Nonperforming assets to total assets	0.47%	0.56%

Accruing loans past due 90 days to total loans	0.00%	0.00%

    Nonperforming assets totaled $1,131,000 as of year-end 2000, a decrease of $78,000, or 6.5%, from the $1,209,000 at year-end 1999. Total nonperforming assets represent 0.47% of total assets at December 31, 2000, compared to 0.56% at December 31, 1999.

    Nonperforming loans increased $181,000, or 30.6%, to a total of $772,000 at year-end 2000. The increase is a result of three FNMA loans that were in the process of foreclosure at December 31, 2000. As of December 31, 2000, nonperforming loans to total loans were 0.46% compared to 0.41% at year-end 1999. Illini did not carry any loans past due more than 90 days and still accruing interest as of December 31, 2000 and 1999. Camp Point carried one small consumer loan, which totaled less than $1,000, past due more than 90 days and still accruing interest as of December 31, 1999 and no loans as of 2000. Individual nonaccrual loans are written down to management's estimate of the net realizable value of collateral and/or realistic estimates of other payments from the borrower. Additionally, specific allocations to the allowance for loan losses are made on loans where there may be uncertainties as to the collection of the estimated value of collateral. Because these loans have been written down and/or allocated for, the potential impact on future net income is minimized. Additional interest income of $106,000 in 2000 and $64,000 in 1999 would have been recognized had these nonaccrual loans remained current.

    Other real estate owned decreased $259,000, or 41.9%, to $359,000 at December 31, 2000, when compared to year-end 1999. Illini owns one property, which had an option agreement in 1998 to sell, carried at $298,000, or 83.0%, of the total other real estate owned. In March 2000, the option to buy matured. Illini now expects to complete this sale in 2001. The remaining $61,000 or 17.0% represents real estate acquired in satisfaction of debts. Other real estate owned is carried at the lower of cost or net realizable value. Management is actively marketing these properties to minimize the potential affects of market fluctuations so proceeds can be deployed to earning assets as soon as possible.

  Potential Problem Loans

    As of December 31, 2000, there were no loans not included in the above table identified by management as having potential weaknesses, which, if not corrected, could affect the borrower's ability to comply with the current loan repayment terms.

  Noninterest Income

    The following table depicts the amount of and annual changes in noninterest income categories:

	Year Ended December 31,			Percent Change
	2000	1999	1998	2000/1999	1999/1998
	(dollars in thousands)
Service charges on deposit accounts	$1,361	$1,305	$1,065	4.3%	22.5%
Other fee income	283	206	172	37.4	19.8
Mortgage loan servicing fees	212	222	264	(4.5)	(15.9)
Gains on sales of mortgage loans	23	42	216	(45.2)	(80.6)
Gain on deposit premiums	695	—	—	N/A	—
Gain on sale of fixed assets	379	—	—	N/A	—
Gains on sales of securities, net	(13)	6	—	(316.7)	(25.0)
Gains (losses) on sales of other real estate owned	(6)	25	460	(124.0)	(94.6)
Other	148	97	90	52.6	7.8

	$3,082	$1,903	$2,275	(62.0)	(16.4)

    Total non-interest income increased $1,179 million from 1999 to 2000.

    Service charges on deposit accounts and other fee income and other income increased $184,000 in 2000, as compared to 1999, and $465,000 as compared to 1998. The positive trend is reflective of strategic planning completed in 1998. Mortgage loan-servicing fees and gains on sale of mortgage loans declined $29,000 in 2000. The decrease in the mortgage loan servicing fees and gain on sale of mortgages is due to softening in the real estate market caused by higher interest rates. Securities losses of $13,000 were due to the sale of certain investments to fund increased loan activity.

    Illini Corporation completed strategic planning in 1998 that identified opportunities for expense reductions in staffing and occupancy, achievable through more efficient use of retail bank space. Staying within the framework of the strategic business plan, in 2000 Illini completed the consolidation of two branches, and the sale of two branches and equipment. The sale of fixed assets of the Menard County branch locations produced a one-time gain of $376,000. Included with the sale of fixed assets was the sale of deposits for three Menard county offices. The deposit sale generated a gain on sale of deposits totaling $695,000. In 1998 Illini completed two real estate transactions resulting in substantial gains. A 22,000 square foot property in Springfield was sold for $1,350,000, and a lot in Bloomington was sold for $556,000. The combined sales resulted in a gain of $482,000. The transaction for the sale of the property in Springfield is a sale-leaseback arrangement. The carrying value of the property was $634,000 and Illini recognized $460,000 as a gain in 1998 and deferred $256,000 to be recognized over the 10-year life of the lease.

  Noninterest Expense

    The following table depicts the amount of and annual changes in noninterest expense categories:

	Year Ended December 31,			Percent Change
	2000	1999	1998	2000/1999	1999/1998
	(dollars in thousands)
Salaries and employee benefits	$3,770	$3,102	$3,218	21.5%	(3.6)%
Net occupancy expense	810	835	692	(3.0)	20.7
Equipment expense	407	402	353	1.2	13.9
Data processing	717	653	708	9.8	(7.8)
Supplies	166	179	200	(7.3)	(10.5)
Communication and transportation	462	430	396	7.4	8.6
Marketing and advertising	189	88	19	114.8	363.2
Correspondent and processing fees	266	217	144	22.6	50.7
Loan and other real estate owned expenses	60	44	52	36.4	(15.4)
Professional fees	1,078	1,007	875	7.1	15.1
Directors' and regulatory fees	248	181	192	37.0	(5.7)
Other	379	278	328	36.3	(15.2)

Total noninterest expense	$8,552	$7,416	$7,177	15.3	3.3

    Total noninterest expense increased $1.1 million to $8.6 million in 2000, compared to $7.4 million in 1999, and $7.2 million in 1998. The acquisition of Farmers State Bank of Camp Point completed in November of 1999 contributed $697,000 to the total increase of noninterest expense in 2000. Illini Bank's contribution of $234,000 to non-interest expense increase for 2000 is a direct result of increased incentive pay, increased insurance benefits for employees, and increased operational expenses due to growth. The remainder of the non-interest expense increases for 2000 is a direct result of Illini Corporation's operations. The increase in professional fees from 1999 to 2000 is a result of due diligence expenses concerning acquisitions.

  Income Tax Expense

    Total income tax expense was $674,000 in 2000, compared to $235,000 in 1999. The increase is attributable to higher taxable income in 2000. The effective tax rates for the years ended December 31, 2000 and 1999 were 28.5% and 25.9%. The effective tax rate was higher in 2000 due to the gain on the sale of bank assets, and gain on sale of deposits in Menard County.

  New Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 is effective for all fiscal periods beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, which states SFAS 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of the Statement did not have a material impact on the Company's financial condition or results of operation.

    In 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces Statement of Financial Accounting Standards No. 125. This Statement is also effective for the recognition and reclassification of collateral and for disclosures relating to securitization transactions. This Statement is effective for fiscal years ending after December 15, 2000. The adoption of this Statement will not have any impact on the Company's financial condition or results of operations.

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

ITEM 7.—FINANCIAL STATEMENTS

Independent Auditor's Report

To the Stockholders and
Board of Directors
Illini Corporation
Springfield, Illinois

    We have audited the accompanying consolidated balance sheet of Illini Corporation and subsidiaries as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated balance sheet as of December 31, 1999 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998 were audited by other auditors whose report dated March 10, 2000, expressed an unqualified opinion.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Illini Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Olive, LLP
Decatur, Illinois
February 23, 2001

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2000 and 1999

	2000	1999
	(dollars in thousands)
ASSETS:
Cash and due from banks	$6,993	$7,383
Interest-bearing deposits in other banks	30	28
Federal funds sold	0	5,595

Cash and cash equivalents	7,023	13,006
Investment securities available for sale, at fair value	54,602	56,976
Loans, net of allowance for loan losses	166,781	134,020
Premises and equipment	6,555	7,534
Accrued interest receivable	2,395	1,908
Other real estate owned	359	618
Other assets	2,316	3,033

	$240,031	$217,095

LIABILITIES AND SHAREHOLDERS' EQUITY:
Noninterest-bearing demand deposits	$32,725	$29,549
Interest-bearing deposits:
NOW and money market accounts	52,571	50,301
Savings deposits	16,651	18,527
Time deposits, $100,000 and over	26,143	23,552
Other time deposits	75,202	73,724

Total deposits	203,292	195,653
Short-term debt	8,481	1,394
Long-term debt	6,000	—
Accrued interest payable	1,181	1,122
Other liabilities	1,719	1,600

Total liabilities	220,673	199,769

COMMITMENTS AND CONTINGENT LIABILITIES
Shareholders' equity:
Common stock-authorized 800,000 shares of $10 par value; 571,789 shares issued and outstanding as of December 31, 2000 and 1999, respectively	5,718	5,718
Capital surplus	3,358	3,358
Retained earnings	9,948	8,825
Accumulated other comprehensive income (loss)	334	(575)

Total shareholders' equity	19,358	17,326

	$240,031	$217,095

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2000, 1999, and 1998

	2000	1999	1998
	(dollars in thousands)
Interest income:
Interest and fees on loans	$13,084	$9,117	$7,727
Interest on investment securities:
Taxable	2,875	2,571	2,514
Exempt from federal income taxes	600	358	408
Interest on short-term investments	349	145	338

Total interest income	16,908	12,191	10,987

Interest expense:
Interest on deposits:
NOW and money market accounts	2,068	1,393	1,274
Savings deposits	358	350	421
Time deposits, $100,000 and over	1,336	869	885
Other time deposits	4,434	2,769	2,584
Interest on short-term debt	170	115	16
Interest on long-term debt	163	—	—

Total interest expense	8,529	5,496	5,180

Net interest income	8,379	6,695	5,807
Provision for loan losses	540	275	204

Net interest income after provision for loan losses	7,839	6,420	5,603

Noninterest income:
Service charges on deposit accounts	1,361	1,305	1,065
Other fee income	283	206	172
Mortgage loan servicing fees	212	222	264
Gains on sales of mortgage loans	23	42	216
Gains on sale of branch deposits	695	—	—
Gains (losses) on sales of securities, net	(13)	6	8
Gains on sales of fixed assets	379	—	—
Gains (losses) on sales of other real estate owned	(6)	25	460
Other	148	97	90

Total noninterest income	3,082	1,903	2,275

Noninterest expense:
Salaries and employee benefits	3,770	3,102	3,218
Net occupancy expense	810	835	692
Equipment expense	407	402	353
Data processing	717	653	708
Supplies	166	179	200
Communication and transportation	462	430	396
Marketing and advertising	189	88	19
Correspondent and processing fees	266	217	144
Loan and other real estate owned expenses	60	44	52
Professional fees	1,078	1,007	875
Directors' and regulatory fees	248	181	192
Other	379	278	328

Total noninterest expense	8,552	7,416	7,177

Income before income tax expense	2,369	907	701
Income tax expense	674	235	71

Net income	$1,695	$672	$630

Basic earnings per share (based on weighted average common shares outstanding of 571,789 in 2000, 462,648 in 1999 and 448,456 in 1998)	$2.96	$1.45	$1.40

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended December 31, 2000, 1999, and 1998

	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(dollars in thousands)
Balance at January 1, 1998	$4,485	$1,886	$8,450	$157	$14,978
Comprehensive income:
Net income	—	—	630	—	630
Change in unrealized gains (losses) on securities available for sale, net of tax and reclassification adjustment	—	—	—	259	259

Total comprehensive income (loss)					889

Cash dividends paid $1.00 per share	—	—	(448)	—	(448)

Balance at December 31, 1998	4,485	1,886	8,632	416	15,419
Comprehensive income:
Net income	—	—	672	—	672
Change in unrealized gains (losses) on securities available for sale, net of tax and reclassification adjustment	—	—	—	(991)	(991)

Total comprehensive income (loss)					(319)

Issuance of common stock to acquire Camp Point	1,233	1,472	—	—	2,705
Cash dividends paid $1.00 per share	—	—	(479)	—	(479)

Balance at December 31, 1999	5,718	3,358	8,825	(575)	17,326
Comprehensive income:
Net income	—	—	1,695	—	1,695
Change in unrealized gains (losses) on securities available for sale, net of tax and reclassification adjustment	—	—	—	909	909

Total comprehensive income (loss)					2,604

Cash dividends paid $1.00 per share	—	—	(572)	—	(572)

Balance at December 31, 2000	$5,718	$3,358	$9,948	$334	$19,358

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2000, 1999, and 1998

	2000	1999	1998
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,695	$672	$630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	913	1,070	943
Amortization of goodwill	164	29	35
Provision for loan losses	540	275	204
(Gains) losses on sales of securities, net	13	(6)	(8)
Gains on sales of mortgage loans	(23)	(42)	(216)
Net gain on sale of branch deposits	(695)	—	—
Gains on sale of premises and equipment	(379)	—	(1)
Deferred tax expense (benefit)	(371)	(8)	6
(Gains) losses on sales of other real estate owned	6	25	(460)
(Increase) decrease in accrued interest receivable	(487)	(109)	110
Increase decrease in accrued interest payable	147	169	43
Origination of secondary market mortgage loans	(6,250)	(8,117)	(44,152)
Proceeds from the sales of secondary market mortgage loans	6,067	8,266	44,299
Other, net	528	(531)	477

Net cash provided by operating activities	1,868	1,693	1,910

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	4,757	7,721	2,028
Proceeds from maturities and paydowns of investment securities available for sale	7,011	12,782	16,109
Purchases of investment securities available for sale	(8,014)	(9,502)	(24,307)
Net increase in loans, net	(33,127)	(35,871)	(1,056)
Purchases of premises and equipment	(147)	(550)	(1,136)
Proceeds from sale of premises and equipment	38	—	1
Net cash and cash equivalents paid for acquisition of bank	—	(841)	—
Net cash and cash equivalents received from sale of branch deposits	(10,683)	—	—
Proceeds from sales of other real estate	328	71	2,066

Net cash used in investing activities	(39,837)	(26,190)	(6,295)

Cash flows from financing activities:
Net increase in non-interest bearing deposit accounts	4,179	320	1,107
Net increase in savings, NOW and money market accounts	3,903	4,921	7,563
Net increase (decrease) in time deposits, $100,000 and over	3,806	5,064	(3,595)
Net increase in other time deposits	7,583	14,556	308
Net increase (decrease) in short-term debt	7,087	803	(425)
Proceeds of long-term debt	6,000	—	—
Cash dividends paid	(572)	(479)	(448)

Net cash provided by financing activities	31,986	25,185	4,510

Net increase (decrease) in cash and cash equivalents	(5,983)	688	125
Cash and cash equivalents at beginning of year	13,006	12,318	12,193

Cash and cash equivalents at end of year	$7,023	$13,006	$12,318

Supplemental information:
Interest paid	$8,470	$5,201	$5,137
Income taxes paid	448	218	77

Other non-cash investing activities:
Transfer of premises to other real estate	$43	$—	$1,168
Transfer of loans to other real estate	32	313	102

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2000, 1999, and 1998

(1) Summary of Significant Accounting Policies

    Illini Corporation, which operates as a single business segment, provides a full range of banking services to individual, corporate, and institutional customers through its 14 locations throughout central Illinois. Illini Corporation and its banking subsidiaries, Illini Bank ("Illini") and Farmers State Bank of Camp Point ("Camp Point"), are subject to competition from other financial and nonfinancial institutions providing financial products in central Illinois. Additionally, Illini Corporation, Illini, and Camp Point are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

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

(c) Investment securities

    At the time of purchase, investment securities are classified into one of two categories: held to maturity or available for sale.

    Investment securities classified as held to maturity whereby management has the positive ability and intent to hold to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, using the interest method, over the period to maturity of the respective securities.

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

(i) Federal Home Loan Bank Stock

    Federal Home Loan Bank Stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.

(j) Income Taxes

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

(m) Earnings Per Share

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

(o) New Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 is effective for all fiscal periods beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, which states SFAS 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of the Statement did not have a material impact on the Company's financial condition or results of operation.

    In 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement replaces Statement of Financial Accounting Standards No. 125. This Statement is also effective for the recognition and reclassification of collateral and for disclosures relating to securitization transactions. This Statement is effective for fiscal years ending after December 15, 2000. The adoption of this Statement is not anticipated to have significant impact on the Company's financial condition or results of operations.

(p) Reclassifications

    Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation. Such reclassifications have no effect on previously reported consolidated net income or shareholders' equity.

(2) Subsequent Event

    On February 22, 2001, the Company completed a $9.0 million Trust Authorized Preferred Securities (TAPS) issue. The TAPS combines the equity characteristics of preferred stock with the tax-deductible characteristics of a debt instrument. The Federal Reserve Board allows the TAPS to be included in a bank holding company's Tier 1 Capital, limited to 25% of Tier 1 capital.

(3) Acquisition of Camp Point

    On November 19, 1999, Illini Corporation consummated its previously announced agreement to acquire all of the outstanding shares of Camp Point through the merger of Camp Point with a wholly owned subsidiary of Illini Corporation. As a result of the merger, the shareholders of Camp Point received a total of 123,333 shares of Illini Corporation common stock and cash in the amount of $3,256,260. At the date of acquisition, Camp Point had total assets and deposits of $33.0 million and $28.1 million, respectively. The transaction had a total value of approximately $6.4 million, and was accounted for under the purchase method of accounting. Accordingly, the results of operations of Camp Point have been included in the consolidated financial statements of Illini Corporation since the date of acquisition. Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. The total purchase price of approximately $6.4 million was allocated to the assets acquired and liabilities assumed as follows (in thousands):

Purchase price	$6,363
Net asset value of Camp Point at acquisition	(4,306)
Adjustment to Camp Point's historical carrying values of—premises and equipment, net of tax	(165)

Excess of cost over fair value of net assets acquired	$1,892

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

    A summary of unaudited pro forma consolidated financial information for the years ended December 31, 1999 and 1998 for Illini Corporation and Camp Point as if the transaction had occurred on January 1, 1998 is as follows (in thousands):

	1999	1998
Net interest income	$7,487	$6,661
Net income	687	730
Basic earnings per share	1.20	1.28

(4) Sale of Branch Facility

    In October 2000, the Company sold certain fixed assets of two branches located in Menard County and deposit liabilities of three branches. Total deposits for the Menard County branches were approximately $11,832,000 and fixed assets were approximately $174,000. The Company recognized a before tax gain on the sale of the deposits of $695,000 and a gain on the sale of fixed assets of $376,000.

(5) Investment Securities

    The amortized cost and fair value of investment securities classified as available for sale at December 31, 2000 and 1999 are presented below:

	December 31, 2000
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(dollars in thousands)
United States Treasury and United States agencies	$12,510	$69	$27	$12,552
Mortgage-backed securities	15,672	77	127	15,622
Collateralized mortgage obligations	11,829	13	161	11,681
Obligations of state and political subdivisions	13,400	711	33	14,078
FHLB stock	669	—	—	669

	$54,080	$870	$348	$54,602

	December 31, 1999
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(dollars in thousands)
United States Treasury and United States agencies	$15,940	$1	$297	$15,644
Mortgage-backed securities	19,047	30	508	18,569
Collateralized mortgage obligations	12,844	—	158	12,686
Obligations of state and political subdivisions	9,225	60	38	9,247
Corporate Bonds	249	—	—	249
FHLB stock	581	—	—	581

	$57,886	$91	$1,001	$56,976

    The amortized cost and fair value of investment securities classified as available for sale at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value
	(dollars in thousands)
Due in one year or less	$4,897	$4,892
Due after one year through five years	9,339	9,445
Due after five years through ten years	8,489	8,791
Due after ten years	3,185	3,502

	25,910	26,630
Mortgage-backed securities	15,672	15,622
Collateralized mortgage obligations	11,829	11,681
FHLB stock	669	669

	$54,080	$54,602

    Proceeds from sales of investment securities during 2000, 1999, and 1998 were $4.8 million, $7.7 million, and $2.0 million, respectively. Gross gains of $1,000, $11,000, and $10,000, and gross losses of $14,000, $5,000, and $2,000, for 2000, 1999, and 1998, respectively, were realized on those sales. The tax expense (benefit) recognized from these sales was $(5,000), $2,000, and $3,000 for 2000, 1999, and 1998. All sales during 2000, 1999, and 1998 were from the available-for-sale category.

    The market value of securities pledged to secure United States Government and other public deposits, securities sold under agreements to repurchase, and for other purposes as required by law was approximately $25.8 million and $20.7 million at December 31, 2000 and 1999, respectively.

(6) Loans

    The loan portfolio at December 31, 2000 and 1999 is composed of the following loan types:

	2000	1999
	(dollars in thousands)
Commercial, financial, and agricultural	$40,598	$30,640
Real estate:
Construction	12,349	9,183
Mortgage loans held for investment	103,553	84,509
Mortgage loans held for sale	183	142
Consumer	12,286	11,242

Total loans	168,969	135,716
Allowance for loan losses	(2,188)	(1,696)

Net loans	$166,781	$134,020

    Loans serviced for others totaled approximately $75.7 million and $79.5 million at December 31, 2000 and 1999, respectively.

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

    A summary of impaired loans, which includes nonaccrual loans, at December 31, 2000, 1999, and 1998 is as follows:

	2000	1999	1998
	(dollars in thousands)
Nonaccrual loans	$772	$559	$1,029
Impaired loans continuing to accrue interest	—	—	300

Total impaired loans	$772	$559	$1,329

Allowance for losses on specific impaired loans	$115	$18	$25
Impaired loans with no specific related allowance
for loan losses	614	499	1,268
Average balance of impaired loans during the year	714	947	1,074

    Additional interest income of $106,000 in 2000, $64,000 in 1999, and $61,000 in 1998, would have been recognized had nonaccrual loans remained current. The amount recognized as interest income on other impaired loans continuing to accrue interest was $0 in 2000, $0 in 1999, and $29,000 in 1998. The amount recognized as interest income on nonaccrual loans was $28,905, $14,233, and $9,679, for the years ended December 31, 2000, 1999, and 1998, respectively.

    A summary of changes in the allowance for loan losses for the years ended December 31, 2000, 1999, and 1998 is as follows:

	2000	1999	1998
	(dollars in thousands)
Balance at beginning of year	$1,696	$1,368	$1,302
Balance of allowance of Camp Point at acquisition date	—	153	—
Provision charged to expense	540	275	204
Loans charged off	(192)	(202)	(215)
Recoveries of loans previously charged off	144	102	77

Net loan charge-offs	(48)	(100)	(138)

Balance at end of year	$2,188	$1,696	$1,368

    The following table recaps the 2000 activity for loans made by Illini and Camp Point to executive officers, directors, and principal shareholders (insiders) of Illini Corporation, Illini, and Camp Point and/or their related interests. Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal credit risk or present other unfavorable features.

Insider loans
(dollars in thousands)
Balance at December 31, 1999	$849
Advances on existing loans	720
Payments received	(748)

Balance at December 31, 2000	$821

(7) Premises and Equipment

    A summary of premises and equipment at December 31, 2000 and 1999 by major category is as follows:

	2000	1999
	(dollars in thousands)
Land	$1,013	$1,083
Bank premises	6,855	7,339
Furniture and equipment	5,027	5,165

	12,895	13,587
Less accumulated depreciation	6,340	6,053

	$6,555	$7,534

    Depreciation charged to noninterest expense amounted to $874,000, $940,000, and $795,000 in 2000, 1999, and 1998, respectively.

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

(8) Deposits

    At December 31, 2000, the scheduled maturities of time deposits are as follows:

Year	Amount
(dollars in thousands)
2001	$89,291
2002	10,135
2003	1,395
2004	508
2005	16
Thereafter	—

$101,345

(9) Short-term debt

    A summary of short-term debt at December 31, 2000 and 1999 is as follows:

	2000	1999
	(dollars in thousands)
Federal funds purchased	$7,110	$—
Securities sold under repurchase agreements	371	394
Operating line of credit	1,000	1,000

Total short-term debt	$8,481	$1,394

    Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are secured by securities and such collateral is held by Commerce Bank. The maximum amount of outstanding agreements at any month end during 2000 and 1999 totaled $402,000 and $394,000 and the monthly average of such agreements totaled $384,000 and $262,000. The agreements at December 31, 2000, mature within 9 months.

    In connection with funding the acquisition of Camp Point, Illini Corporation borrowed $1,000,000 under a note payable with an unaffiliated bank, which is secured by all the issued and outstanding shares of common stock of Illini and Camp Point. The rate of interest is the prime rate of interest (9.5% at December 31, 2000). The note payable matures on December 1, 2001. The average weighted interest rate on the note payable was 9.27% during 2000. On March 1, 2001 the note payable was paid in full.

(10) Long-Term Debt

    The following summarizes long-term debt at December 31, 2000. There was no long-term debt as of December 31, 1999.

2000
(dollars in thousands)
Federal Home Loan Bank advances, due at various dates through August 28, 2003, fixed rates ranging from 6.28% to 6.83%	$6,000

Total long-term debt	$6,000

    The Federal Home Loan Bank advances are secured by first-mortgage loans totaling $10.0 million. Advances are subject to restrictions or penalties in the event of repayment.

    At December 31, 2000, the scheduled maturities of long-term debt are as follows:

Year	Amount
(dollars in thousands)
2001	$—
2002	4,000
2003	2,000

$6,000

(11) Income Taxes

    The components of income tax expense (benefit) for the years ended December 31, 2000, 1999, and 1998 are as follows:

	2000	1999	1998
	(dollars in thousands)
Current income taxes:
Federal	$996	$243	$122
State	49	—	(57)
Deferred income taxes	(371)	(8)	6

	$674	$235	$71

    A reconciliation of expected income tax expense to federal income tax expense, computed by applying the federal statutory rate of 34% to income before income tax expense for the years ended December 31, 2000, 1999, and 1998 to reported income tax expense, is as follows:

	2000	1999	1998
	(dollars in thousands)
Income tax expense at statutory rate	$805	$308	$239
Increase (decrease) in income taxes resulting from:
Tax-exempt income	(204)	(124)	(137)
Goodwill amortization	56	9	4
State income taxes	(32)	—	(38)
Other, net	49	42	3

Income tax expense	$674	$235	$71

    The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are presented below:

	2000	1999
	(dollars in thousands)
Deferred tax assets:
Loans, principally due to allowance for loan losses	$468	$260
Alternative minimum tax carryforward	—	230
Investment securities, basis differences	—	76
Available-for-sale securities market valuation	—	335
Legal fees	85	—
Other	—	3

Gross deferred tax assets	553	904
Less valuation allowance	—	(60)

Deferred tax assets, net	553	844

Deferred tax liabilities:
Available-for-sale securities market valuation	188	—
Investment securities, basis differences	6	—
Premises and equipment, basis differences	1	332
Cash to accrual conversion	40	59
FHLB stock	17	—

Total gross deferred tax liabilities	252	391

Net deferred tax asset	$301	$453

    The alternative minimum tax carry forward has no expiration date. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance is provided on deferred tax assets when it is more likely than not that some portion of the assets will not be realized. Illini Corporation established a valuation allowance in the amount of $60,114 for deferred tax assets at December 31, 1996. In 2000 the net effect of alternative minimum tax credits reduced the valuation allowance to zero.

(12) Employee Benefits

    Illini Corporation has a defined contribution 401(k) plan that covers substantially all employees of Illini. Both Illini Corporation and employees of Illini may contribute to the plan. Illini Corporation's contributions are voluntary and at the discretion of the Board of Directors. All contributions are subject to statutory restrictions. Illini made contributions of $44,000, $40,000, and $37,000 to the plan in 2000, 1999, and 1998, respectively.

    Camp Point maintains a profit-sharing plan for all employees meeting certain eligibility requirements. Camp Point makes contributions to the plan based on an annual election. The annual election amount is allocated to the participants based on the percentage of their compensation. All contributions are one-third, two-thirds, and 100% vested after one, two, and three years of service, respectively. Contributions are made by Camp Point and subject to statutory restrictions. Camp Point made a contribution of $21,200 and $3,000 to the plan in 2000 and 1999, respectively. In December 2000 the plan was terminated with proceeds being distributed to the members of the plan. Effective January 1, 2001, Camp Point employees will be included in the Illini Corporation defined contribution 401(k) plan.

(13) Other Comprehensive Income

    Illini Corporation's other comprehensive income for the years ended December 31, 2000, 1999, and 1998 included the following components:

	2000
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net realized and unrealized gains (losses) on securities available for sale	$1,419	$(518)	$901
Less adjustment for net securities gains (losses) realized in net income	(13)	5	(8)

Other comprehensive income (loss)	$1,432	$(523)	$909

	1999
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net realized and unrealized gains (losses) on securities available for sale	$(1,568)	$581	$(987)
Less adjustment for net securities gains (losses) realized in net income	6	(2)	4

Other comprehensive income (loss)	$(1,574)	$583	$(991)

	1998
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net realized and unrealized gains (losses) on securities available for sale	$420	$(156)	$264
Less adjustment for net securities gains (losses) realized in net income	8	(3)	5

Other comprehensive income (loss)	$412	$(153)	$259

(14) Condensed Financial Information of Parent Company

    Following are condensed balance sheets as of December 31, 2000 and 1999 and the related condensed schedules of income and cash flows for each of the years in the three-year period ended December 31, 2000 of Illini Corporation (parent company only):

Condensed Balance Sheets
December 31, 2000 and 1999

	2000	1999
	(dollars in thousands)
ASSETS:
Cash	$956	$286
Investment in subsidiaries	18,937	17,698
Excess of cost over fair value of net assets acquired	284	311
Other assets	697	398

	$20,874	$18,693

LIABILITIES AND SHAREHOLDER'S EQUITY:
Note payable	$1,000	$1,000
Other liabilities	516	367
Shareholders' equity	19,358	17,326

	$20,874	$18,693

Condensed Schedules of Income

Years Ended December 31, 2000, 1999, and 1998

	2000	1999	1998
	(dollars in thousands)
REVENUE:
Dividends received from subsidiaries	$2,900	$3,881	$735
Other	0	0	4

	2,900	3,881	739

EXPENSES:
Interest expense	93	7	—
Professional fees	838	806	291
Other	244	76	89

	1,175	889	380

Income before income tax benefit and equity in undistributed income of subsidiaries	1,725	2,992	359
Income tax benefit	391	281	139
Equity in undistributed (distributed) income of subsidiaries	(421)	(2,601)	132

Net income	$1,695	$672	$630

Condensed Schedules of Cash Flows

Years Ended December 31, 2000, 1999, and 1998

	2000	1999	1998
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,695	$672	$630
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	27	13	35
Equity in (undistributed) distributed income of subsidiaries	421	2,601	(132)
Other, net	(151)	(580)	40

Net cash provided by operating activities	1,992	2,706	573

Cash flows from investing activities:
Net cash paid for acquisition	—	(3,256)	—
Equity investment in subsidiary	(750)	—	—
Proceeds from sales of debt and marketable equity securities available for sale	—	—	4

Net cash (used in) provided by investing activities	(750)	(3,256)	4

Cash flows from financing activities:
Proceeds from note payable	—	1,000	—
Cash dividends paid	(572)	(479)	(448)

Net cash provided by (used in) financing activities	(572)	521	(448)

Net increase (decrease) in cash	670	(29)	129
Cash at beginning of year	286	315	186

Cash at end of year	$956	$286	$315

Supplemental information:
Interest paid	$92	$7	$—
Income taxes paid	448	218	77

(15) Disclosures About Financial Instruments

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

    Illini Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. Illini Corporation uses the same credit policies in making commitments and conditional obligations as it does for financial instruments recorded in the consolidated balance sheets. The off-balance-sheet financial instruments of Illini Corporation at December 31, 2000 and 1999 are presented below:

	2000	1999
	(dollars in thousands)
Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$28,905	$20,419
Letters of credit	764	663

	$29,669	$21,082

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Of the total commitments to extend credit at December 31, 2000 and 1999, approximately $14.9 million and $8.0 million, respectively, represent fixed-rate loan commitments. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Illini Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies, but generally includes residential or income-producing commercial property, inventory, accounts receivable, and/or equipment.

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

    Following is a summary of the carrying amounts and fair values of Illini Corporation's financial instruments at December 31, 2000 and 1999:

December 31, 2000	Carrying amount	Fair value
	(dollars in thousands)
Balance sheet assets:
Cash and due from banks	$6,993	$6,993
Interest-bearing deposits in other banks	30	30
Investment securities	54,602	54,602
Loans, net	166,781	168,449
Accrued interest receivable	2,395	2,395

	$230,801	$232,469

Balance sheet liabilities:
Deposits	$203,292	$203,292
Short-term debt	8,481	8,481
Long-term debt	6,000	6,000
Accrued interest payable	1,181	1,181

	$218,954	$218,954

December 31, 1999	Carrying amount	Fair value
Balance sheet assets:
Cash and due from banks	$7,383	$7,383
Interest-bearing deposits in other banks	28	28
Federal funds sold	5,595	5,595
Investment securities	56,976	56,976
Loans, net	134,020	132,317
Accrued interest receivable	1,908	1,908

	$205,910	$204,207

Balance sheet liabilities:
Deposits	$195,653	$195,653
Short-term debt	1,394	1,394
Accrued interest payable	1,122	1,122

	$198,169	$198,169

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

  Cash and Other Short-Term Instruments

    For cash, due from banks, interest-bearing deposits in other banks, federal funds sold, securities sold under agreements to repurchase, and note payable, the carrying amount is a reasonable estimate of fair value, as such instruments reprice in a short time period.

  Investment securities

    Fair values of investment securities are based on quoted market prices or dealer quotes.

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

Short-term Debt

    Short-term debt consists of short-term borrowing arrangements. The rates at December 31, 2000, approximate market rates, thus the fair value approximates carrying value.

Long-term Debt

    The fair values of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt.

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

(16) Litigation

    Various legal claims have arisen against Illini Corporation in the normal course of business, which, in the opinion of Illini Corporation Management, will not result in any material liability to Illini Corporation. Three (3) additional cases remain pending.

    The first case was filed in 1998 by a Shareholder of Illini Corporation against Illinois Stock Transfer Company, as Rights Agent for Illini Corporation under Illini Corporation's Shareholder Rights Agreement (the "Rights Agreement"), for specific performance of the Rights Agreement, both individually and on behalf of a class of Illini Corporation shareholders. The complaint alleges that the Rights Agreement was triggered in April of 1998, and that the Rights Agent has a duty under the Rights Agreement to distribute Rights Certificates to the shareholders of Illini Corporation. Illini Corporation was added as a Defendant in 1999, and the class has been certified. Plaintiff seeks to recover her attorneys' fees from Illini Corporation in addition to the other relief sought. In January of 2000, the trial court entered Summary Judgement in favor of Illini Corporation and Illinois Stock Transfer Company. Plaintiff appealed this ruling denying Plaintiff's summary judgement motion to the Illinois Appellate Court. The Appellate Court reversed the Summary Judgement for Defendants and remanded the case for trial on the issue of whether the Illini Corporation Board of Directors acted in good faith in determining that a shareholder's acceptance of a gift of Illini Corporation Stock did not trigger the Rights Amendment and later, in Illini Corporation's later amendment of the Rights Agreement. The Appellate Court further ruled the Plaintiff's attorneys' fees were recoverable under the Rights Agreement. As of December 31, 2000, Illini Corporation has accrued its best estimate as a contingency reserve for this litigation. The parties have agreed to a stay of the proceedings during a period of negotiation to settle the case.

    The second complaint was filed by a Shareholder against a Illini Corporation as well as eleven (11) of its twelve (12) directors. The complaint seeks declaratory and injunctive relief regarding the enforcement and validity of an Amendment to the Shareholder Rights Agreement. The Plaintiff seeks an undetermined amount of compensatory and punitive damages against the Directors (but not Illini Corporation). Plaintiff also seeks recovery of her attorneys' fees from the Defendants. In January of 2000, the court granted summary judgement in favor of Illini Corporation against the Plaintiff. Plaintiff has appealed to the Illinois Appellate Court where the appeal is now pending. Consideration of the appeal has been stayed by stipulation of the parties and as ordered by the Appellate Court pending negotiations to settle this case.

    The third complaint was filed in April, 1999, relating to Illini Corporation's Shareholder Rights Agreement seeking specific performance of the Shareholder Rights Agreement. The suit alleges that the Shareholder Rights Agreement was triggered and that Illini Corporation and the Rights Agent, Illinois Stock Transfer Company, have a duty to distribute Rights Certificates as a result of the execution of certain agreements arising out of Illini Corporation's execution of a plan of merger with Farmer's State Bank of Camp Point, Illinois. The Plaintiff seeks to recover her attorneys' fees from Illini Corporation under the fee provision of the Shareholder Rights Agreement. Illini Corporation, joined by the other Defendant, moved to dismiss the case with prejudice. The trial court granted this motion. Plaintiff has moved for reconsideration of the dismissal and that motion is now pending. The parties have agreed to a stay of the proceedings during a period of negotiation to settle the case.

(17) Regulatory Restrictions

    Illini Corporation, Illini, and Camp Point are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Illini Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Illini Corporation, Illini, and Camp Point must meet specific capital guidelines that involve quantitative measures of Illini Corporation, Illini, and Camp Point's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting principles. Illini Corporation, Illini, and Camp Point capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

    Quantitative measures established by regulations to ensure capital adequacy require Illini Corporation, Illini, and Camp Point to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2000, Illini Corporation, Illini, and Camp Point meet all capital adequacy requirements to which they are subject.

    As of September 30, 2000, the most recent notification from regulatory agencies categorized Illini as adequately capitalized under the regulatory framework for prompt corrective action. As of December 31, 2000 Camp Point is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately or well capitalized, each bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed Illini's or Camp Point's category.

    Illini Corporation's, Illini's, and Camp Point's actual and required capital amounts and ratios as of December 31, 2000 and 1999 are as follows:

	December 31, 2000
	Actual		Capital requirements		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total capital (to risk-weighted assets):
Illini Corporation	$19,190	10.87%	$14,120	8.00%	—	—
Illini	15,572	9.94	12,529	8.00	$15,661	10.00%
Camp Point	3,481	16.49	1,689	8.00	2,111	10.00
Tier I capital (to risk-weighted assets):
Illini Corporation	17,001	9.63	7,060	4.00	—	—
Illini	13,609	8.69	6,265	4.00	9,397	6.00
Camp Point	3,255	15.42	844	4.00	1,267	6.00
Tier I capital (to quarterly average assets):
Illini Corporation	17,001	7.27	7,016	3.00	—	—
Illini	13,609	6.78	6,024	3.00	10,041	5.00
Camp Point	3,255	10.02	975	3.00	1,625	5.00

	December 31, 1999
	Actual		Capital requirements		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total capital (to risk-weighted assets):
Illini Corporation	$17,410	12.03%	$11.580	8.00%	—	—
Illini	13,390	10.63	10,074	8.00	$12,593	10.00%
Camp Point	4,703	22.86	1,646	8.00	2,058	10.00
Tier I capital (to risk-weighted assets):
Illini Corporation	15,714	10.86	5,790	4.00	—	—
Illini	11,857	9.42	5,037	4.00	7,556	6.00
Camp Point	4,540	22.06	823	4.00	1,235	6.00
Tier I capital (to quarterly average assets):
Illini Corporation	15,714	7.32	6,440	3.00	—	—
Illini	11,857	6.59	5,397	3.00	8,995	5.00
Camp Point	4,540	13.23	1,030	3.00	1,716	5.00

    Dividends from its subsidiaries are the principal source of funds for payment of dividends by Illini Corporation to its shareholders.

    Illini and Camp Point are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2000, Illini had $2.5 million of retained earnings available for dividends without prior regulatory approval. At December 31, 2000, Camp Point had $118,000 of retained earnings available for dividends without prior regulatory approval.

    At December 31, 2000 and 1999, approximately $1,162,000 and $1,175,000, respectively, of cash and due from banks represented required reserves on deposits maintained by Illini Corporation in accordance with Federal Reserve Bank requirements.

ITEM 8.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III.

ITEM 9.—DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Information required by this Item is incorporated by reference from the sections entitled "Election of Directors," "Directors and Executive Officers," "Executive Officers," "Business Experience of Non-Director Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, anticipated to be distributed to shareholders on or before April 30, 2001.

ITEM 10.—EXECUTIVE COMPENSATION

    Information required by this Item is incorporated by reference from the sections entitled "Executive Compensation," "Employment Agreement" and "Compensation of Directors" in the Proxy Statement, anticipated to be distributed to shareholders on or before April 30, 2001.

ITEM 11.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required by this Item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, anticipated to be distributed to shareholders on or before April 30, 2001.

ITEM 12.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required by this item is incorporated by reference from the section titled Transactions with Directors, Executive Officers and Associates in the Proxy Statement, anticipated to be distributed to shareholders on or before April 30, 2001.

ITEM 13.—EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)
The following exhibits have been filed with the Securities and Exchange Commission as required:

(1)	Not applicable.
(2)	Not applicable.
(3)	(1)	Articles of Incorporation (incorporated by reference to Illini's Form 10-K for the year ended December 31, 1984).
	(2)	Amended and Restated Bylaws of Illini Corporation, effective February 15, 2001.
(4)	(1)	Rights Agreement by and between Illini Corporation and Illinois Stock Transfer Company, as rights agent (incorporated by reference to Illini's Form 8-K filed on June 25, 1997).
	(2)	First Amendment to Rights Agreement dated July 1, 1998 (incorporated by reference to Illini's Form 8-K filed on July 13, 1998).
	(3)	Second Amendment to Rights Agreement dated July 6, 1999 (incorporated by reference to Illini Corporation's Form 8-K filed on July 12, 1999).
	(4)	Third Amendment to Rights Agreement dated November 18, 1999 (incorporated by reference to Illini Corporation's Form 8-K filed on November 26, 1999).
(9)	Not applicable.
(10)	(1)	Form of data processing agreement (incorporated by reference to Illini's Form 10- KSB for the year ended December 31, 1996).
	(2)	Employment agreement by and between Illini Corporation and Burnard K. McHone dated November 24, 1998 (incorporated by reference to Illini Corporation's Form 10-KSB for the year ended December 31, 1998).
	(3)	Employment agreement by and between Illini Corporation and William B. Littreal dated November 24, 1998 (incorporated by reference to Illini Corporation's Form 10-KSB for the year ended December 31, 1998).
	(4)	Employment agreement by and between Illini Corporation and Ronald W. Wenger dated November 24, 1998 (incorporated by reference to Illini Corporation's Form 10-KSB for the year ended December 31, 1998).
	(5)	Employment agreement by and between Illini Corporation and James L. Adkins dated February 5, 1999.
	(6)	Employment agreement by and between Illini Corporation and Douglas F. Finn dated March 2, 1999.
	(7)	Non-Compete, Standstill and Sale of Personal Goodwill Agreement dated November 19, 1999 by and between Illini Corporation and Ernest H. Huls (incorporated by reference to Illini Corporation's Form 8-K filed on November 26, 2000).
	(8)	Employment agreement by and between Illini Corporation and Daniel R. Haider, Jr. dated June 1, 2000.
(11)	Statement regarding computation of earnings per share is included in "Item 7. Financial Statements-Note 1(l)" which is incorporated by reference herein.
(13)	Not applicable.
(16)	Letter from KPMG LLP regarding its concurrence with Illini Corporation's statement regarding change of accountants (incorporated by reference to Illini Corporation's Form 8-K filed on February 24, 2000).
(18)	Not applicable.
(21)	Subsidiaries of the Registrant: Illini Bank, an Illinois state chartered bank and Farmers State Bank of Camp Point, an Illinois state chartered bank.
(22)	Not applicable.
(23)	Not applicable.
(24)	Not applicable.
(99)	Not applicable.
(b)
There were no reports on Form 8-K filed for the quarter ended December 31, 2000.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 28, 2001
ILLINI CORPORATION, Registrant, by
/s/ BURNARD K. MCHONE Burnard K. McHone, President

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ THOMAS A. BLACK	March 28, 2001	/s/ BURNARD K. MCHONE	March 28, 2001

Thomas A. Black, Chairman	Date	Burnard K. McHone, Director & Pres. (Principal Executive Officer)	Date
/s/ LAWRENCE B. CURTIN	March 28, 2001	/s/ ROBERT F. OLSON	March 28, 2001

Lawrence B. Curtin, Director	Date	Robert F. Olson, Director	Date
/s/ CHARLES H. DELANO, III	March 28, 2001	/s/ JOHN H. PICKRELL	March 28, 2001

Charles H. Delano, III, Director		John H. Pickrell, Director	Date
/s/ WILLIAM N. ETHERTON	March 28, 2001	/s/ N. RONALD THUNMAN	March 28, 2001

William N. Etherton, Director	Date	N. Ronald Thunman, Director	Date
/s/ WILLIAM B. MCCUBBIN	March 28, 2001	/s/ CATHLEEN SWEETEN	March 28, 2001

William B. McCubbin, Director	Date	Cathleen Sweeten, Director	Date
/s/ PERRY WILLIAMS	March 28, 2001	/s/ C. DEANN HAGER	March 28, 2001

Perry Williams, Director	Date	C. Deann Hager, Finance Manager (Principal Financial and Accounting Officer)	Date

EXHIBIT INDEX

(10)(8)	Employment agreement by and between Illini Corporation and Daniel R. Haider, Jr. dated June 1, 2000.

Illini Corporation, Illini Bank and Farmers State Bank of Camp Point Officers	Illini Bank Locations
Illini Corporation

Burnard K. McHone
President

James L. Adkins
Sr. Vice President/Chief Operating Officer

Daniel R. Haider, Jr.
Sr. Vice President/Safety and Soundness

Ronald Wenger
Sr. Vice President/Credit Administration

Doug F. Finn
Vice President/Sales & Service

C. Deann Hager
Finance Manager

 Illini Bank

Burnard K. McHone
President

James L. Adkins
Sr. Vice President/Chief Operating Officer

Ronald Wenger
3200 West Iles Avenue
Springfield
 Jean Jachino, Bank Manager I

120 South Chatham Road
Springfield
 Ann Cowhick, Bank Manager I

615 West Jefferson St.
Springfield
 Steve Tate, Bank Manager I

2120 Peoria Road
Springfield
 Teresa Mayer, Bank Manager I

375 West Andrew Road
Sherman
 Jim McGuire, Relationship Banker

133 Dodds Street
Divernon
 Vickie Bly, Bank Manager II

Route 4 and Jefferson
Auburn
Molly Appelt, Bank Manager II	West Main St.
Mechanicsburg
 Lori Jarrett, Bank Manager I

2201 Woodlawn, Ste. 100
Lincoln
 Sharon Awe, Bank Manager I

120 Governor Oglesby
Elkhart
 Sharon Awe, Bank Manager I

116 East Exchange
Danvers
 Tom Caisley, Bank Manager I

103 Franklin
Hudson
 Greg Birky, Bank Manager II

100 East Third St
Stonington
 Carolyn Winn, Bank Manager I

Sr. Vice President/Credit Administration

Doug F. Finn
Vice President/Sales & Service

C. Deann Hager
Finance Manager

Nancy Richards
Vice President/Relationship Banker

Terry Lock
Vice President/Relationship Banker	Farmers State Bank of Camp Point Location 206 E. Wood Street Camp Point Jeffrey S. Mefford, President
Farmers State Bank of Camp Point Jeffrey S. Mefford President Terry Reuschel Vice President Anne Hunsaker Vice President/Cashier	Stock Transfer Agent Illinois Stock Transfer 209 West Jackson Blvd. Suite 903 Chicago, IL 60606 1-800-757-5755

QuickLinks

TABLE OF CONTENTS
PART I
PART II.
Maturities and Yield of Securities
Consolidated Average Balances, Interest Income/Expense and Yield/Rates
Consolidated Average Balances, Interest Income/Expense and Yield/Rates
Independent Auditor's Report
ILLINI CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2000 and 1999
ILLINI CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Years Ended December 31, 2000, 1999, and 1998
ILLINI CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY Years Ended December 31, 2000, 1999, and 1998
ILLINI CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2000, 1999, and 1998
Condensed Balance Sheets December 31, 2000 and 1999
Condensed Schedules of Income Years Ended December 31, 2000, 1999, and 1998
Condensed Schedules of Cash Flows Years Ended December 31, 2000, 1999, and 1998
PART III.
SIGNATURES
EXHIBIT INDEX