Form 10KSB40/A
period 2000-12-31
ILLINI CORP
filed 2001-04-27
CIK 730037

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                        AMENDMENT NO. 1 ON FORM 10-KSB/A
                /X/ Annual Report Pursuant to Section 13 or 15(d)
              of the Securities Exchange Act of 1934 (FEE REQUIRED)

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

EXPLANATORY NOTE

This amendment is filed for the sole purpose of adding the following additional language to Items 9, 10, 11 and 12 of the registrant's Form 10-KSB for the year ended December 31, 2000, which in all other respects remains unchanged.

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ADDITIONAL LANGUAGE ADDED BY AMENDMENT TO ITEM 9:

DIRECTORS AND EXECUTIVE OFFICERS

Under Illini's Articles of Incorporation, as amended, the Board of Directors is divided into three classes. The Board of Directors presently consists of fourteen (14) members. Each year, the shareholders are asked to elect the members of a class for a term of three years. The information on the following page is provided with respect to each nominee for Director and each Director whose term of office extends beyond the date of the Annual Meeting and who will continue in office for their existing terms. On November 4, 1993, Illini Bank East, Illini Bank Menard County, and Illini Bank North were merged with, into, and under the charter of Illini Bank, a wholly-owned subsidiary of Illini (the "Illini Banks Merger"). As discussed herein, certain of the Directors were directors of the Illini Banks prior to the Illini Banks Merger.


DIRECTORS AND NOMINEES FOR THE TERM ENDING IN 2004

   NAME, AGE, PRINCIPAL OCCUPATION                            DIRECTOR OF
   AND OTHER DIRECTORSHIPS                                    ILLINI SINCE
   ---------------------------------------------------------------------------

   WILLIAM B. MCCUBBIN - 63, Farmer                                     1983
   -------------------

   Mr. McCubbin has engaged in farming in Sangamon County since 1961. He served as a director of Illini Bank-Coffeen until its consolidation with Illini Bank in 1991 and 1993. Mr. McCubbin now serves as a director and secretary for both Illini and Illini Bank.

   BURNARD K. MCHONE - 61, Banking Executive                            1992
   -----------------

   Mr. McHone assumed the position of President of Illini on January 1, 1992, and was subsequently elected a Director at the 1992 Annual Meeting. Prior to accepting these positions, Mr. McHone had over 15 years of bank management experience as President, Chairman and Controller of Farmers National Bank of Geneseo and Farmers National Bancorp, Inc. Effective with the consummation of the merger of Illini Bank in 1993, Mr. McHone was appointed as a Director and President of Illini Bank. Mr. McHone was also appointed as a Director of Farmers State Bank of Camp Point effective with the consummation of the merger in November 1999.

   ROBERT F. OLSON - 70, Retired State Representative                   1988

   ---------------

   Mr. Olson has been retired as State Representative from the Illinois General Assembly since 1994. He is also a retired farmer. He currently operates a Farm Management Service for out of state landowners. He served as a director and Chairman of the Board of Illini Bank-North until the Illini Banks Merger. Mr. Olson also serves as a director of Illini Bank.

   N. RONALD THUNMAN - 69, President of CAE Electronics                 1997
   -----------------

   Mr. Thunman is the President of CAE Electronics Corporation in Leesburg, Virginia since March 1995 and recently named Chairman of the Board of Pinkerton Government Services. Previously, Mr. Thunman was Chairman of the Board of Directors of ABB Government Services Corporation from 1990 through 1995. Mr. Thunman is a retired Vice Admiral from the United States Navy. Mr. Thunman also serves as a director of Illini Bank.

   DR. JANE SCHACHTSIEK - 53, Chancellor, Dept. of Nursing              1997
   --------------------

   Dr. Schachtsiek is the Chancellor at St. Johns College Department of Nursing since 1990. She has served as a director of Illini Bank since 1997.


CONTINUING DIRECTORS FOR THE TERM ENDING IN 2003

   NAME, AGE, PRINCIPAL OCCUPATION                            DIRECTOR OF
   AND OTHER DIRECTORSHIPS                                    ILLINI SINCE
   ---------------------------------------------------------------------------

   THOMAS A. BLACK - 63, Management                             1983
   ---------------

   Mr. Black had been employed by Caterpillar Tractor Company since 1956 and held a management position since 1973 until his retirement in December 2000. He served as a director of Illini Bank-East until the Illini Banks Merger was consummated, and now serves as a director and Chairman of the Board of Illini Bank. Mr. Black also serves as Chairman of the Board of Illini and has held such position since 1983. Mr. Black also serves as Chairman of the Board of Farmers State Bank of Camp Point since the merger was consummated in November 1999.

   LAWRENCE B. CURTIN - 74, Farmer                              1983
   ------------------

   Mr. Curtin owns and operates a large corn and soybean farm and has been in farming his entire life. He served as a director and Chairman of the Board of Illini Bank-East until the Illini Banks Merger was completed. He also serves as a director of Illini Bank.

   CATHLEEN SWEETEN -31, Strategic Planning Analyst             New

   Ms. Sweeten has been a Strategic Planning Analyst with Horace Mann for the past two years. Prior to her position at Horace Mann, Ms. Sweeten worked one year as a Manager in Corporate Development and two years as a Sr. Financial Analyst. Ms. Sweeten is the daughter of Charles H. Delano, III, another director of Illini who was first elected to the Board of Directors in 1999. Ms. Sweeten was asked by Ida R. Noll to seek a position on Illini's Board of Directors. Information with respect to Ida R. Noll's ownership of Illini Common Stock is set forth on page 8 of this Proxy Statement.

   DR. ANTHONY F. LIBERATORE - 54, Professor of Economics 1997
   -------------------------

   Dr. Liberatore is a Professor of Economics at Milliken University since 1985. He has served as a director of Illini Bank since 1997.


CONTINUING DIRECTORS FOR THE TERM ENDING IN 2002

   NAME, AGE, PRINCIPAL OCCUPATION                            DIRECTOR OF
   AND OTHER DIRECTORSHIPS                                    ILLINI SINCE
   ---------------------------------------------------------------------------

   CHARLES H. DELANO III - 60, Attorney                                 1999
   ---------------------

   Mr. Delano has been an owner and president of Delano Law Office since 1964. Mr. Delano is counsel to Mae H. Noll and was asked by Mae H. Noll to seek a position on Illini's Board of Directors. Information with respect to Mae H. Noll's ownership of Illini Common Stock is set forth on Page 8 of this Proxy Statement.

   WILLIAM N. ETHERTON - 74, Farmer                                     1994
   -------------------

   Mr. Etherton owns and operates a large grain and livestock farm and has been in farming his entire life. He also serves as a director of Illini Bank.

   JOHN H. PICKRELL - 81, Farm Manager                                  1983
   ----------------

   Mr. Pickrell has operated a farm and has been engaged in farm management since 1978. He was appointed as a director and Treasurer of Illini Bank upon consummation of the Illini Banks Merger. Mr. Pickrell is also Treasurer of Illini and has held such position since 1983.

   JESSE WERNER, JR. - 64, President of Champion Gas & Oil
   -----------------

   Mr. Werner currently serves as President of Champion Gas & Oil Company, Vice President of Arrow Trailer & Equipment Company and Vice President of Waco Leasing Company.


Messrs. McCubbin, Pickrell, Black, and Curtin have each held the position indicated since Illini was chartered in 1983. Mr. Olson was added to the Board in 1988 upon consummation of Illini's acquisition of Elkhart Banc Shares, Inc. Messrs. McHone and Etherton were added to the Board in 1992 and 1994, respectively, upon reorganization of Illini's corporate structure. Mr. Thunman was added to the Board of Directors of Illini in 1997 to replace the seat vacated by the death of Robert Goldman. Mr. Delano was added to the Board of Directors of Illini in May, 1999. Ms. Sweeten was added to the Board of Directors of Illini in May, 2000.

During 2000, the Board of Directors of Illini held four meetings. Each of the current Directors attended 75% or more of the total number of meetings of the Board of Directors and of all Committees of which they were members.

The Board of Directors has established Committees to assist in the discharge of its responsibilities. In 1989, the Audit Committee was established and assigned the responsibility of oversight of the external and internal audit functions. Accordingly, this Committee enters into engagement agreements with Illini's external auditors and monitors the progress and scope of external and internal audits and their reported results. The present Directors serving on this Committee are Messrs. Curtin, Black, Etherton, and McCubbin. During 2000, the Audit Committee met four times.

In 1991, the Board established a Compensation Committee, which met once during 2000 and consists of Messrs. Black, Olson, Thunman, and Williams. This Committee was created by Illini to oversee and control all administration of employee compensation and benefit matters for Illini and its subsidiary banks.

In 1992, the Board established a Shares Committee that did not meet during 2000 and consists of Messrs. Black, Cramer, Etherton, McHone, and Pickrell. The Shares Committee was established for the principal purpose of representing the ownership interests of the Company's shareholders. In addition, the Committee shall be responsible for continuously reviewing the trading in the capital shares of the Company and reporting thereon to the full Board.

In 1996, the Board established a Nominating Committee, which met two times during 2000 and consists of Messrs. Black, Etherton, McCubbin, McHone, Olson, Pickrell and Thunman. The Nominating Committee was created by Illini to oversee the duties of nominating a slate for election to the Board of Directors and with reviewing and determining the qualifications and eligibility of any nominee.

In 2000, the Board established an Executive Committee, which met 13 times during 2000. The Executive Committee is comprised of Mssrs. Thunman, Black, Curtin, Etherton, McCubbin, McHone, Olson and Pickrell. The Executive Committee was established to act directly on behalf of the Board during interim periods between Board meetings and during emergencies.

The Executive Committee is also responsible for reviewing all litigation pending or threatened by or against Illini, or its subsidiaries, and except where settlement of any such litigation will involve an aggregate expenditure in excess of $1 million, the Executive Committee has authority to authorize settlement or compromise of any such litigation.

EXECUTIVE OFFICERS

The following table provides information with respect to the executive officers of Illini as of March 31, 2001 (or earlier), including all positions and offices with Illini.



            NAME           AGE           OFFICE
-------------------------------------------------------------------------------

   Thomas A. Black         63    Chairman of the Board
   N. Ronald Thunman       69    Vice Chairman of the Board
   Burnard K. McHone       61    President
   William B. McCubbin     63    Secretary
   John H. Pickrell        81    Treasurer
   James L. Adkins         53    Chief Operating Officer
   Douglas F. Finn         45    Vice President of Sales & Service
   William B. Glaze        58    Vice President of Operations
   Daniel R. Haider, Jr.   43    Senior Vice President of Safety & Soundness
   Ronald E. Wenger        46    Senior Vice President of Credit Administration

 BUSINESS EXPERIENCE OF NON-DIRECTOR EXECUTIVE OFFICERS

   JAMES L. ADKINS - 53                 Chief Operating Officer
   ---------------

   Mr. Adkins joined Illini and Illini Bank in February 1999 as Vice President of Commercial Lending. In September 1999 his duties were expanded and he was named Senior Vice President and Chief Operating Officer of Illini Bank. Prior to accepting this position, Mr. Adkins had over 31 years of bank management experience, the most recent as Vice President of Central Illinois bank located in Normal, Illinois.

   DOUGLAS F. FINN - 45                 Vice President of Sales & Service
   ---------------

   Mr. Finn joined Illini Bank in October 1997 as Banking Center Manager of Iles & Koke Mill. In February 1999, he was promoted to Vice President of Sales & Service after the departure of Tony McLain. From 1981 to 1997, Mr. Finn was employed by Bank One and held the title of Assistant Vice President from 1995 to 1997.

   WILLIAM B. GLAZE - 58                Vice President of Operations
   -----------------

   Mr. Glaze joined Illini Bank in January 2001 as Vice President of Operations. Mr. Glaze has over thirty years management experience in the banking industry and most recently was an independent contractor for his financial consulting firm the Glaze Group.

   DANIEL R. HAIDER, JR. - 43      Senior Vice President of Safety and Soundness
   ---------------------

   Mr. Haider joined Illini Corporation in July 2000 as Sr. Vice President of Safety and Soundness. His primary responsibility will be to maintain bank safety and soundness. From 1998 to 2000 Mr. Haider served as CEO and Chairman of the Board of First National Bank of Newton. Mr. Haider was Regional President of Community Banks of Colorado from 1997 through 1998, and served as President/CEO of First State Bank of Eldorado from 1994 through 1997.

   RONALD W. WENGER - 46          Senior Vice President of Credit Administration
   ----------------

   Mr. Wenger joined Illini Bank in August of 1978. He worked for First State Bank until the Illini Banks Merger when he was named Vice President of Commercial Loans. In June 1998, Mr. Wenger was named Vice President of Credit Administration for Illini and Illini Bank and was recently promoted to Senior Vice President in February 1999.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Illini's executive officers and Directors, and persons who own more than ten percent of a registered class of Illini's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such executive officers, Directors and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on a review of the copies of such forms received by Illini, Illini believes that, during the period from January 1, 2000 until December 31, 2000, all Section 16(a) filing requirements applicable to its executive officers, Directors and ten percent shareholders were met to the best of our knowledge.


ITEM 10. - EXECUTIVE COMPENSATION

ADDITIONAL LANGUAGE ADDED BY AMENDMENT TO ITEM 10:


EXECUTIVE COMPENSATION

The following table sets forth the compensation for 2000 awarded to or earned by the Chief Executive Officer of the Company.

   ---------------------------------------------------------------------
                         SUMMARY COMPENSATION TABLE
                             ANNUAL COMPENSATION
   ---------------------------------------------------------------------


   NAME AND PRINCIPAL POSITION
   ---------------------------------------------------------------------
                                        YEAR        SALARY($)  BONUS($)
                                        ----        ---------  --------
   Burnard McHone                       2000        $113,000         $0
   President                            1999        $111,500         $0
                                        1998        $110,000         $0
   --------------------------------------------------------------------

No other executive officer of Illini received compensation in 2000 in excess of $100,000.

EMPLOYMENT AGREEMENT

Illini and Illini Bank have entered into employment agreements with Burnard K. McHone, James L. Adkins, Douglas F. Finn, William B. Glaze, Daniel R. Haider, Jr. and Ronald Wenger. Mr. McHone, and Mr. Wenger's employment agreements were effective as of November 24, 1998, and provide that they shall be employed until December 31, 2000. Mr. Adkins' employment agreement was effective as of February 5, 1999, and Mr. Finn's as of March 2, 1999, and provide that they shall be employed until December 31, 2001. Mr. Haider's employment agreement was effective as of July 3, 2000 and provides he shall be employed until July 2003. Mr. Glaze's employment agreement was effective as of January 1, 2001 and provides he shall be employed until December 31, 2004.

Unless sooner terminated in accordance with the terms outlined in the employment agreements, all obligations shall terminate after the expiration of the employment terms of the respective employment agreements. The Officers may, with the consent of the Company, continue to be employed by Illini and Illini Bank after the expiration of the employment term of the respective employment agreements on such terms and conditions as may be agreed upon by Illini and the Officers. These Officers may terminate the employment agreements at any time upon 30 days' prior notice to Illini.

Illini may terminate the Agreements without cause prior to the Term, by providing thirty days notice to the Officer. In such event the Officer shall have no further obligation to Illini, except the duty to not disclose confidential information outlined in the Agreement, and Illini shall have no further obligation to the Officer from the date of such termination except (a) to pay to the Officer the salary payment in the amount in effect on the date of termination, for a period of six months from the date of termination, (b) to pay to the Officer any other benefits due under Illini's compensation and benefit plans for a period of six months from the date of termination, and (c) to pay to the Officer reasonable expenses of out placement services within the financial institutions industry during the six month period following the date of termination; provided, however, out placement expenses shall be paid only upon actually incurring such expenses and the Officer's furnishing of evidence thereof to Illini and shall not include moving or relocation expenses.

In the event there is a "Change in Control" of the Company during the employment term, and (a) within the period commencing three months prior to the date of a Change in Control and ending six months following the date of the Change in Control, the Officer's employment hereunder is terminated by Illini other than for Cause; or (b) within the employment term, the Officer resigns from his employment upon thirty days written notice given to the Company within thirty days following a material change in the Officer's title, authorities of duties, in effect immediately prior to the Change in Control, a reduction in the compensation or a reduction in benefits or compensation and benefit plans from the amount of compensation and benefits in effect immediately prior to the Change in Control, or a change of the Officer's principal place of employment without his consent to a city more than 25 miles from Springfield, Illinois, then the Officer shall have no further obligation to Illini, except the duty not to disclose confidential information in accordance with the employment agreement. Illini shall have no further obligation to the Officer from the date of termination except to pay the Officer the salary amount in effect on the date of termination for a period of twelve months from the date of termination.

COMPENSATION OF DIRECTORS

Directors of Illini receive $200 for each Director's meeting attended and $100 for each Committee meeting attended on which they serve. Those Directors who also serve as salaried officers of Illini do not receive Directors' fees from Illini. Certain Directors also receive fees as a director of Illini's subsidiary, which is $400 for each Director's meeting attended and $100 for each Loan Committee meeting attended. The Chairman of the Board receives fees in the amount of one and one-half the amount paid to other Directors.



ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ADDITIONAL LANGUAGE ADDED BY AMENDMENT TO ITEM 11:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of February 28, 2001, with respect to all shareholders known to Illini to have been the beneficial owners of more than five percent of its Common Stock, and the shares of Common Stock of Illini beneficially owned by each Director, Nominee, and by all Directors and executive officers of Illini as a group based upon information received from such persons. Beneficial ownership of securities generally means the power to vote or dispose of securities, regardless of any economic interest. Unless otherwise indicated, all persons shown in the table below have sole voting and dispositive power or share voting and dispositive power with members of their immediate families with respect to the number of shares listed next to their names.


                                                                         COMMON STOCK BENEFICIALLY OWNED
                                                                         --------------------------------
                                                                         NUMBER OF            PERCENTAGE
NAME OF BENEFICIAL OWNER            ADDRESS (3)                            SHARES              OF TOTAL
-----------------------------       --------------------------          ------------          ----------
D. Marlene H. Huls,                 One Huls Place
Executor of the Estate of           Gifford, Illinois 61847
Ernest H. Huls                                                               123,333              21.57%

Mae H. Noll (1)                     903 South Lincoln Ave.                    63,989              11.19%
                                    Springfield, IL 62704-2338

Ida R. Noll (2)                     1190 Williams Blvd.                       44,863               7.85%
                                    Springfield, IL 62704-2833

Thomas A. Black                                                               12,191               2.13%
Ronald E. Cramer (4)                                                          17,252               3.02%
Lawrence B. Curtin                                                             3,007               0.53%
Charles H. Delano, III                                                             1               0.00%
Kenneth Deverman (5)                                                           1,073               0.19%
William N. Etherton                                                            8,110               1.42%
Anthony F. Liberatore                                                            556               0.10%
William B. McCubbin                                                            2,930               0.51%
Burnard K. McHone                                                              8,209               1.44%
Robert F. Olson                                                                2,591               0.41%
John H. Pickrell                                                               2,007               0.35%
Jane A. Schachtsiek                                                              255               0.04%
Cathleen Sweeten                                                                   6              0.001%
N. Ronald Thunman                                                              2,560               0.45%
William G. Walschleger Jr. (6)                                                   100               0.02%
Jesse A. Werner                                                                8,134               1.42%
Perry Williams                                                                   482               0.08%

                  All 14 current Directors, Nominees, and
                  Executive Officers as a group                               51,039               8.93%


(1) Mae H. Noll is the mother-in-law of Ida R. Noll. The information regarding the beneficial ownership of Illini Common Stock by Mae H. Noll was derived from a schedule of security holders provided by Illinois Stock Transfer Company as of December 31, 2000.

(2) Ida R. Noll is the daughter-in-law of Mae H. Noll. Information regarding the beneficial ownership of Illini Common Stock by Ida R. Noll was derived from a schedule of security holders provided by Illinois Stock Transfer Company as of December 31, 2000.

(3) Provided for beneficial owners of more than five percent of Common Stock.

(4) Ronald E. Cramer resigned June 12, 2000.

(5) Kenneth Deverman resigned June 27, 2000.

(6) William G. Waslchleger Jr. resigned August 17, 2000.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ADDITIONAL LANGUAGE ADDED BY AMENDMENT TO ITEM 12:

TRANSACTIONS WITH DIRECTORS, EXECUTIVE OFFICERS AND ASSOCIATES

During 2000, some of the Directors and executive officers of Illini (and members of their immediate families and corporations, organizations and trusts with which these individuals are associated) have been indebted to one or more of the subsidiary banks in amounts of $60,000 or more. All such loans were made in the ordinary course of business, did not involve more than normal risk of collectibility or present other unfavorable features, and were made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the same time for comparable loan transactions with unaffiliated persons. No such loan was classified by any of the subsidiary banks as of December 31, 2000 as a non-accrual, past due, restructured or potential problem loan.

Outside of normal customer relations, none of the Directors, executive officers, or 5% shareholders of Illini (or members of their immediate families) currently maintains or has maintained during 2000 any significant business or personal relationship with Illini or any of its subsidiaries other than such as might arise by virtue of such person's ownership interest in, or position with, Illini.





SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Springfield, State of Illinois on April 27, 2001.

Illini Corporation, Registrant, by


/s/ Burnard K. McHone
------------------------------------
Burnard K. McHone, President