Form 10QSB
period 2001-03-31
ILLINI CORP
filed 2001-05-14
CIK 730037

U.S. Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE EXCHANGE ACT

Commission file number           0-13343

Illini Corporation
(Exact name of small business issuer as specified in its charter)

Illinois	37-1135429
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3200 West Iles Avenue, Springfield, Illinois 62707
(Address of principal executive offices)

(217) 787-5111
(Issuer’s telephone number)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   571,789 shares of $10 par value common stock as of  April 30, 2001.

Transitional Small Business Disclosure Format:	Yes ☐ No ☒

ILLINI CORPORATION
INDEX TO FORM 10-QSB
March 31, 2001

Information Concerning Forward-Looking Statements
Statements contained in this Form 10-QSB which are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by Illini Corporation with the Securities and Exchange Commission from time to time.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ILLINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2001 and December 31, 2000
(Unaudited)

	March 31,2001	December 31,2000
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,310	$6,993
Interest-bearing deposits in other banks	31	30
Federal funds sold	7,860	0
Cash and cash equivalents	13,201	7,023
Investment securities available for sale, at fair value	51,913	54,602
Loans, net of the allowance for loan losses	173,951	166,781
Premises and equipment	6,610	6,555
Accrued interest receivable	2,495	2,395
Other real estate owned	459	359
Other assets	2,686	2,316
	$251,315	$240,031

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits	26,002	32,725
Interest-bearing deposits:
NOW and money market accounts	56,617	52,571
Savings deposits	16,950	16,651
Time deposits, $100,000 and over	30,813	26,143
Other time deposits	82,207	75,202
Total deposits	212,589	203,292
Short-term debt	375	8,481
Long-term debt	6,000	6,000
Accrued interest payable	1,388	1,181
Other liabilities	1,882	1,719
Total liabilities	222,234	220,673

COMMITMENTS AND CONTINGENT LIABILITIES
Preferred Securities of subsidiary trust	9,000	----
Shareholders' equity:
Common stock-$10 par value, authorized 800,000 shares; 571,789 shares issued and outstanding	5,718	5,718
Capital surplus	3,358	3,358
Retained earnings	10,114	9,948
Accumulated other comprehensive income	891	334
Total shareholders' equity	20,081	19,358
	$251,315	$240,031

See accompanying notes to interim consolidated financial statements. ILLINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 2001 and 2000
(Unaudited)

	2001	2000
	(dollars in thousands)
Interest income:
Interest and fees on loans	$3,701	$2,976
Interest on investments securities:
Taxable	635	758
Exempt from federal income taxes	181	107
Interest on short term investments	71	40
Total interest income	4,588	3,881
Interest expense:
Interest on deposits:
NOW and money market accounts	543	461
Savings deposits	82	92
Time deposits, $100,000 and over	401	272
Other time deposits	1,187	989
Interest on short-term debt	58	30
Interest on long-term debt	194	----
Total interest expense	2,465	1,844
Net interest income	2,123	2,037
Provision for loan losses	100	135
Net interest income after provision for loan losses	2,023	1,902

Noninterest income:
Service charges on deposit accounts	333	320
Other fee income	68	72
Mortgage loan servicing fees	59	58
Gains on sales of mortgage loans	43	1
Gains on sales of other real estate owned	6	14
Other	30	35
Total noninterest income	539	500
Noninterest expense:
Salaries and employee benefits	1,010	903
Net occupancy expense	199	211
Equipment expense	104	105
Data processing	183	184
Supplies	43	37
Communication and transportation	104	115
Marketing and advertising	57	50
Correspondent and processing fees	71	62
Loan and other real estate owned expenses	14	17
Professional fees	186	194
Directors' and regulatory fees	75	54
Other	97	92
Total noninterest expense	2,143	2,024

Income before income tax expense	419	378
Income tax expense	110	114
Net income	$309	$264
Basic earnings per share
(based on weighted average common shares outstanding
of 571,789 in 2001 and 2000)	$0.54	$0.46

See accompanying notes to interim consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2001 and 2000
(Unaudited)

	2001	2000
Cash flows from operating activities:	(dollars in thousands)
Net income	$309	$264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	186	303
Amortization of goodwill	41	41
Provision for loan losses	100	135
Gains on sale of premises and equipment	----	(2)
Gains on sale of other real estate owned	----	(9)
Increase in accrued interest receivable	(100)	(44)
Increase (decrease) in accrued interest payable	207	(84)
Origination of secondary market mortgage loans	(4,171)	(1,802)
Proceeds from the sales of secondary market mortgage loans	3,949	1,575
Other, net	(567)	(99)
Net cash provided by (used in) operating activities	(46)	278

Cash flows from investing activities:
Proceeds from maturities and paydowns of investmentsecurities available for sale	6,058	1,498
Purchases of investment securities available for sale	(2,468)	----
Net increase in loans, net	(7,148)	(3,324)
Purchases of premises and equipment	(266)	(46)
Proceeds from sale of premises and equipment	----	2
Proceeds from sales of other real estate owned	----	14
Net cash used in investing activities	(3,824)	(1,856)

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing deposit accounts	(6,723)	999
Net increase in NOW, money market accounts and savings	4,345	1,529
Net increase (decrease) in time deposits $100,000 and over	4,670	(4,781)
Net increase in other time deposits	7,005	5,633
Net increase (decrease) in short-term debt	(8,106)	4
Proceeds from issuance of Trust Preferred Securities	9,000	----
Cash dividends paid	(143)	(143)
Net cash provided by financing activities	10,048	3,241

Net increase in cash and cash equivalents	6,178	1,663
Cash and cash equivalents at beginning of period	7,023	13,006

Cash and cash equivalents at end of period	$13,201	$14,669
Supplemental Information:
Income taxes paid	$613	$125
Interest paid	$2,258	$1,928
Other non-cash investing activities:
Transfer of loans to other real estate owned	$100	$----

See accompanying notes to interim consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
March 31, 2001

(1)         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the information and notes required by generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the Illini Corporation Annual Report on Form 10-KSB for the year ended December 31, 2000.

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Illini Corporation has no potential common shares which are dilutive.

Results for the three months ended March 31, 2001 may not be indicative of the annual performance of Illini Corporation (or the Banks).  Management of the Corporation has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the interim consolidated financial statements (unaudited) in conformity with generally accepted accounting principals.  Actual results could differ from those estimates.

(2)         Recent Developments

Illini Statutory Trust I is a wholly-owned subsidiary of the Company which was formed on January 31, 2001, solely for the purpose of issuing capital and common securities.  Illini Statutory Trust I issued 9,279 shares of preferred securities bearing an interest rate of 10.20% for net proceeds of $9.0 million, after deducting underwriting commissions, capital, and other costs.  Illini Statutory Trust I invested the proceeds in junior subordinated debentures of the Company, which also had an interest rate of 10.20%.  The Company used $3.0 million of the proceeds from the junior subordinated debentures to increase the equity capital of Illini Bank.  Interest on the junior subordinated debentures and distributions on the preferred securities are payable semi-annually in arrears, with the first payment to be paid on August 22, 2001.  Distribution on the securities is cumulative and based upon the liquidation value of $1,000 per capital security.  The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures for a period not exceeding 10 consecutive semi-annual periods; provided, that such deferral may not extend beyond the stated maturity of the junior subordinated debentures.  The securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption

(3)         Allowance for Loan Losses and Impaired Loans

The allowance for loan losses is increased by provisions charged to operations and is available to absorb loan losses.  Illini Corporation utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses of its subsidiary banks. Management’s approach, which provides for general and specific allowances, is based on current economic conditions, past loan losses, collection experience, risk characteristics of the portfolio, assessing collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management’s judgment, deserve current recognition in estimating potential loan losses.  The determination of the allowance for loan losses is one of the significant estimates made by management in the preparation of the consolidated financial statements.
	March 31,
	2001	2000
	(dollars in thousands)
Balance at beginning of period	$2,188	$1,696
Provision charged to expense	100	135
Charge-offs	65	27
Less: recoveries	11	20
Net charge-offs	54	7
Balance at end of period	$2,234	$1,824

Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest according to the contractual terms of the loan agreement is not probable, are evaluated for impairment.  Information regarding impaired loans at March 31, 2001 and December 31, 2000 is as follows:
	March 31,	December 31,
	2001	2000
	(dollars in thousands)
Nonaccrual loans	$1,922	$772
Impaired loans continuing to accrue interest	----	---
Total impaired loans	$1,922	$772
Allowance for losses on specific impaired loans	$115	$115
Impaired loans with no specific related allowance for loan losses	1,764	614
Average balance of impaired loans during the period	1,078	714

(4)         New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.  In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133, which states SFAS 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of the Statement did not have a material impact on the Company's financial condition or results of operation.

In 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement replaces Statement of Financial Accounting Standards No. 125.  This Statement is also effective for the recognition and reclassification of collateral and for disclosures relating to securitization transactions.  This Statement is effective for fiscal years ending after December 15, 2000.  The adoption of this Statement did not have any impact on the Company's financial condition or results of operations.

(5)         Other Comprehensive Income

For the three month period ended March 31, 2001 and 2000, unrealized gains (losses) on debt and marketable equity securities available for sale, net of tax, is the Corporation's only other comprehensive income component.  Other comprehensive income for the three month period ended March 31, 2001 and 2000 is summarized as follows:

	Three Months Ended March 31, 2001
	Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net realized and unrealized gains (losses)
on securities available for sale	$876	$(319)	$557
Less adjustment for net securities gains
(losses) realized in net income	----	----	----
Other comprehensive income (loss)	$876	$(319)	$557

	Three Months Ended March 31, 2000
	Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net realized and unrealized gains (losses)
on securities available for sale	$(121)	$44	$(77)
Less adjustment for net securities gains
(losses) realized in net income	----	----	----
Other comprehensive income (loss)	$(121)	$44	$(77)

(6)           Sale of Menard County Branches

On May 24, 2000, Illini Corporation signed a Branch Purchase and Assumption Agreement with Petefish Skiles & Company of Virginia, Illinois, to sell Illini Corporation branches located in Tallula, Greenview and Petersburg, Illinois.  The sale includes real property, personal property, loans and deposit liabilities.  Total average loan and total average deposit liabilities for these branches at September 30, 2000 were $6.1 million and $14.1 million, respectively.  The transaction was completed in the fourth quarter of 2000 with a before tax gain of $1,071,000 recorded.

Item 2.  Management's Discussion and Analysis of Operations

This discussion should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report and in the 2000 Illini Corporation Annual Report on Form 10-KSB (2000 Form 10-KSB).

SUMMARY

	Quarter ended
	March 31,		Percent
Earnings	2001	2000	Change
	(dollars in thousands, except per share data)
Total revenue	$5,127	$4,381	17.02%
Net income	309	264	17.07%
Basic earnings per share	$0.54	$0.46	17.07%

	Quarter ended
	March 31		Basis Point
Key Ratios	2001	2000	Change
Return on average assets (1)	0.51%	0.49%	0.02%
Return on average equity (1)	6.65%	6.12%	0.53%
Average equity to assets	7.69%	8.06%	(0.37%)
Tier 1 leverage ratio	9.30%	7.40%	1.90%
Tier 1 risk-based capital ratio	11.73%	10.63%	1.10%
Total risk-based capital ratio	14.64%	11.85%	2.79%
Dividend payout ratio	46.28%	54.18%	(7.90%)
Net interest margin	3.96%	4.27%	(0.31%)
Efficiency ratio	77.87%	78.08%	(0.20%)

(1)  Reported on an annualized basis.

RESULTS OF OPERATION

Earning Assets

Management is pleased with the results of our efforts to grow earning assets.  Average earning assets of the Corporation for the first three months of 2001 increased 15.32% or $30.1 million to $226.5 million from $196.4 million for the first three months of 2000.  Earning assets increased primarily due to planned loan growth.  On February 22, 2001, the Company issued $9.3 million of junior subordinated debentures to it's subsidiary, Illini Statutory Trust I which completed a $9.0 million sale of trust preferred stock.

As discussed in the asset quality section of this Form 10-QSB, management has actively pursued the improvement of the asset quality of all earning assets, including loans and investment securities.

Average net loans increased to $170.1 million for the three months ended March 31, 2001 compared to $136.5 million for the same period in 2000.  The increase of $33.6 million for the three months ended March 31, 2001 as compared to the same period for 2000 was primarily due to an increase of $27.4 million in commercial loans, including commercial real estate loans, $2.9 million in residential loans, $2.3 million in agriculture loans, including agriculture real estate, and $1.4 million in consumer loans. The average yield on the loan portfolio, net of the allowance for loan losses, increased 7 basis points to 8.84% for the three months ended March 31, 2001, due to the pricing strategies for certain commercial loans, and a change in loan mix for the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

Average investment securities decreased $4.8 million for the three months ended March 31, 2001 as compared to the same period in 2000.  The average yield of the investment securities portfolio was 6.86% for the three months ended March 31, 2001, an increase of 47 basis points as compared to the same period in 2000.  The decrease in investments from December 31, 2000 to March 31, 2001 is a result of the increase in loan growth, and is consistent with management's intent to maintain a balance in the investment portfolio to support basic surplus, which is used as a measurement of liquidity

Funding

The most important and stable source of funding is core deposits, considered by management to include non-interest bearing demand deposits, NOW and money market accounts, savings deposits and time deposits under $100,000.  Average core deposits for the three months ended March 31, 2001 increased 3.6% or $6.3 million to $179.3 million from $173.0 million for the three months ended March 31, 2000.  The average rate paid on total interest bearing liabilities for the three months ended March 31, 2001 increased 62 basis points when compared to the three months ended March 31, 2000.  The average rate paid on trust preferred securiites for the three months ended March 31, 2001 was 6.38%.

The increase in average core deposits for the three months ended March 31, 2001 as compared to the same period in 2000 has provided a low cost funding source for the growth in the loan portfolio. In addition to federal funds purchased, Illini Bank and Camp Point maintain an overnight federal funds line of credit with an unaffiliated financial institution and a line of credit with the Federal Home Loan Bank of Chicago.

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

Interest income, on a fully taxable equivalent basis, was $4.7 million for the three months ended March 31, 2001 compared to $3.9 million for the same period in 2000.  Interest expense was $2.5 million for the three months ended March 31, 2001 compared to $1.8 million for the same periods in 2000.  An increase in interest income and interest expense resulted in a $0.1 million increase in net interest income for the three months ended March 31, 2001.

Net interest margin for the three months ended March 31, 2001 of 3.96% was down from 4.27% reported for the same period in 2000.  The decrease in the net interest margin is primarily due to increases in rates of core time deposits.  Management will continue to closely monitor its funding costs to maintain an acceptable spread given the increased demand in commercial lending.  Management will continue to structure the balance sheet to provide insulation for extreme interest rate changes.  Management continues to focus on increasing the loan portfolio without jeopardizing the enhanced liquidity that has been gained in prior periods.

Net interest income is affected by the growth, pricing, mix, and maturity of interest earning-assets and interest- bearing liabilities, as well as other factors, including loan quality.  Also, the Corporation’s interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flow.  Individual components of net interest income and net interest margin are presented in the consolidated average balances, interest income/expense and yield/rates table located elsewhere in this report under the headings; Consolidated Average Balances, Interest Income/Expense and Yield/Rates, and Net Interest Income-Rate/Volume Variance Analysis.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Three months ended March 31,
	2001				2000
		Percent	Interest	Average		Percent	Interest	Average
	Average	of Total	Income/	Yield/	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate	Balance	Assets	Expense	Rate
	(dollars in thousands)

ASSETS
Interest-earning assets:
Short-term investments	$4,158	1.7%	$71	6.88%	$2,872	1.3%	$40	5.63%
Investment securities (3)
Taxable	39,470	16.1	635	6.44	48,458	22.6	758	6.26
Tax-exempt (1)	12,794	5.2	262	8.18	8,655	4.0	155	7.14
Total securities	52,264	21.3	897	6.86	57,113	26.6	913	6.39
Loans
Commercial (1)	28,776	11.8	651	9.18	20,592	9.6	471	9.18
Agriculture	13,772	5.6	283	8.32	11,933	5.6	253	8.51
Real estate:
Commercial	74,921	30.6	1,608	8.70	55,707	25.9	1,187	8.54
Agriculture	7,209	3.0	159	8.95	6,780	3.2	148	8.77
Residential	34,773	14.2	711	8.29	31,845	14.8	653	8.22
Consumer, net	12,073	4.9	264	8.89	10,687	5.0	243	9.12
Credit card	783	0.3	33	17.18	669	0.3	28	16.97
Total loans	172,307	70.4	3,709	8.73	138,213	64.4	2,983	8.66
Allowance for loan losses	(2,214)	(0.9)			(1,765)	(0.8)
Net loans (1) (2)	170,093	69.5	3,709	8.84	136,448	63.6	2,983	8.77
Total interest-earning assets	226,515	92.5	$4,677	8.37%	196,433	91.5	$3,936	8.04%
Cash and due from banks	5,653	2.3			6,389	3.0
Premises and equipment	6,682	2.7			7,465	3.5
Other real estate owned	427	0.2			613	0.3
Other assets (3)	5,731	2.3			3,680	1.7
Total assets	$245,008	100.0%			$214,580	100.0%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$28,100	11.5%			$29,131	13.6%
Interest-bearing demand	54,297	22.2	$543	4.06%	51,679	24.1	$461	3.58%
Savings	16,658	6.8	82	2.00	18,704	8.7	92	1.98
Time deposits, less than $100,000	80,217	32.7	1,187	6.00	73,449	34.2	989	5.40
Total core deposits	179,272	73.2	1,812	4.10	172,963	80.6	1,542	3.58
Time deposits, $100,000 and over	28,439	11.6	401	5.71	20,180	9.4	272	5.41
Total deposits	207,711	84.8	2,213	4.32	193,143	90.0	1,814	3.77
Short-term debt	3,229	1.3	58	7.22	1,602	0.7	30	7.51
Long-term debt	6,000	2.4	100	6.74	----	----	----	----
Total interest-bearing liabilities	188,840	77.0	2,371	5.09	165,614	77.1	1,844	4.47
Other liabilities	3,219	1.3			2,538	1.2
Total liabilities	220,159	89.8			197,283	91.9
Trust preferred securities	6,000	2.5	94	6.38	----	----
Shareholders’ equity	18,849	7.7			17,297	8.1
Total liabilities and
shareholders’ equity	$245,008	100.0%			$214,580	100.0%
Net interest margin			$2,212	3.96%			$2,092	4.27%

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

(2)         Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $75,000 in 2001 and $79,000 in 2000.

(3)         Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

Net Interest Income – Rate/Volume Variance Analysis(*)

	Quarter ended March 31, 2001
	as compared to
	quarter ended March 31, 2000
	Changes inIncome/Expense	Volume Effect	Rate Effect
	(dollars in thousands)

Short-term investments	$31	$18	$13
Investment securities:
Taxable	(123)	(139)	16
Tax-exempt	107	73	34
Total securities	(16)	(66)	50
Loans:
Commercial	180	185	(5)
Agriculture	30	39	(9)
Real Estate:
Commercial	421	405	16
Agriculture	11	9	2
Residential	58	59	(1)
Consumer, net	21	31	(10)
Credit card	5	5	---
Total loans	726	733	(7)
Total interest income	741	685	56

Interest bearing demand	82	23	59
Savings	(10)	(10)	---
Time deposits, less than $100,000	198	91	107
Total core deposits	270	104	166
Time deposits, $100,000 and over	129	110	19
Total deposits	399	214	185
Short-term debt	28	30	(2)
Long-term debt	194	---	194
Total debt	222	30	192
Total interest expense	621	244	377

Net interest income	$120	$441	$(321)

(*)  Fully taxable equivalent basis
NOTE:  The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

Noninterest Income

	Three months ended March 31,		Percent Change
	2001	2000	2001/2000

Service charges on deposit accounts	$333	$320	4.1%
Other fee income	68	72	(5.6)
Mortgage loan servicing fees	59	58	1.7
Gains on sales of mortgage loans	43	1	4,200.0
Gains on sales of other real estate owned	6	14	(57.1)
Other	30	35	(14.3)
	$539	$500	7.8%

The 4.1% increase in service charge income is a direct result of increased numbers of fee based transaction accounts opened in 2000.  Mortgage loan servicing fees increased 1.7% for the three months ending March 31, 2001.  The increase is due to increased activity of mortgage loans being refinanced due to the decline in mortgage rates for single family housing.  Gains on sales of mortgage loans are a result of increased sales volumes of these refinancings.

Noninterest Expense
	Three months ended March 31,		Percent Change
	2001	2000	2001/2000

Salaries and employee benefits	$1,010	$903	11.8%
Net occupancy expense	199	211	(5.7)
Equipment expense	104	105	(1.0)
Data processing	183	184	(0.5)
Supplies	43	37	16.2
Communication and transportation	104	115	(9.6)
Marketing and advertising	57	50	14.0
Correspondent and processing fees	71	62	14.5
Loan and other real estate owned expenses	14	17	(17.6)
Professional fees	186	194	(4.1)
Directors’ and regulatory fees	75	54	38.9
Other	97	92	5.4
	$2,143	$2,024	5.9%

Total non-interest expense increased $119,000 to $2,143 million for the three months ended March 31, 2001.  The net increases in these expenses are influenced by several factors.  Salaries and employee benefits increased $107,000 and was a direct result of incentive pay programs, increased costs of employee benefit plans, and cost of living increases to base salaries.  Communication and Transportation expenses decreased $11,000 as a result of cost reductions from the sale of three branches in 2000.  Marketing and advertising increased $7,000 to support bank strategies for growth.  Correspondent and processing fees increased $9,000, Regulatory fees increased $21,000, and other expenses increased $5,000.  These increases were a result of growth related costs.  Management continues to explore opportunities to reduce non-interest expenses.

CREDIT QUALITY

Gross loans totaled $176.2 million at March 31, 2001, an increase of $7.2 million, or 4.26%, from $169.0 million at December 31, 2000.  The provision for loan losses has decreased to $100,000 for the three months ended March 31, 2001 as compared to $135,000 for the same period in 2000.  At March 31, 2001 the allowance as a percent of total loans decreased to 1.27% as compared to 1.30% at December 31, 2000.  The decrease is a result of the first quarter growth in the loan portfolio.  Management believes this percentage is adequate to support any unexpected losses, and is consistent with peer group ratios.

Three Months Ended March 31,
2001		2000
Allowance for Loan Losses:		(dollars in thousands)
Balance at beginning of period	$2,188	$1,696
Provision charged to expense	100	135
Charge-offs	65	27
Less: recoveries	11	20
Net charge-offs	54	7
Balance at end of period	$2,234	$1,824

Net Charge-Off Ratios (1):
Commercial	0.09%	(0.09)%
Real Estate	0.13	0.00
Installment	0.20	0.19
Credit Cards	0.42	4.16
Totals	0.13%	0.02%

(1) Ratios to average loans are presented on  an annualized basis

Illini Corporation’s primary business of making commercial, real estate, and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Corporation.  Accordingly, a significant factor in the Corporation’s past and future operating results is the level of the provision for loan losses. The provision for loan losses is down 26% for the three months ended March 31, 2001 as compared to the comparable period in the prior year.  Net charge-offs increased to $54,000 for the three months ended March 31, 2001 as compared to $7,000 for the comparable period in the prior year.  The increase in net charge offs is a direct result of the repurchase of four FNMA real estate loans totaling $33,480 that were foreclosed upon, and two commercial loans that went into non-accrual.

Management feels that credit quality systems and controls, along with the creation of a formalized credit administration function, have continued to improve credit quality.  Illini Corporation has a 1.27% allowance to gross loans ratio as of March 31, 2001 compared to 1.30% and 1.31% as of December 31, 2000 and March 31, 2000, respectively.  The net charge-off ratio for the three months ended March 31, 2001 was 0.13% compared to 0.03% and 0.09% for years ended December 31, 2000 and 1999, respectively.

At March 31, 2001, impaired loans totaled $1,922,000 compared to $772,000 at December 31, 2000.  The increase is due to one commercial real estate loan totaling $915,000, and one commercial loan totaling $427,000.  The commercial real estate loan is secured by real estate with a loan to value of less than 70%.  Management is in the process of working out a recapitalization with the borrower that will bring this non-performing loan into compliance with the terms of debt instruments.  The collateral on the commercial loan is being liquidated and should be complete by June 30, 2001.  Management estimates no loss in this loan as the loan is fully collateralized and personally guaranteed by the borrowers.  At March 31, 2001 and December 31, 2000 allowance for loan losses on impaired loans totaled $115,000.  Of the total impaired loans at March 31, 2001 and December 31, 2000, there were no loans still accruing interest.

Credit Quality	March 31, 2001	December 31, 2000	March 31, 2000
	(dollars in thousands)
Nonperforming assets:
Loans delinquent over 90 days, still accruing interest	$---	$---	$---
Nonaccrual	1,922	772	558
Renegotiated	---	---	32
Other real estate owned	459	359	613
Total nonperforming assets	$2,381	$1,131	$1,203

Key ratios:
Nonperforming loans to ending loans	1.09%	0.46%	0.40%
90 days delinquent to ending loans	0.00	0.00	0.00
Allowance to total loans	1.27	1.30	1.31
Allowance to nonperforming loans	116.23	283.49	309.15

Illini Corporation’s loan underwriting guidelines and credit review procedures and policies are designed to protect the Corporation from credit losses.  Illini Corporation’s process for monitoring loan quality includes detailed monthly trend analysis of delinquencies and nonperforming assets.  Management and the board of directors monitor potential problem loans, changes to the watchlist, and extensions of credit outside of the loan policy.  Management extensively monitors significant credit relationships through appraisals, assessment of the financial condition of borrowers, restrictions on out-of-area lending, and avoidance of loan concentrations.

As discussed in the Corporation’s 2000 Form 10-KSB and previous Form 10-QSB reports, management has implemented several initiatives to improve credit quality.  These steps included a new officer driven problem loan identification system, a revamped allowance for loan losses adequacy determination process, a new loan policy, and improved reporting systems (credit quality and production).  Management is committed to continuing these initiatives and has supplemented these efforts in 2000 by engaging an outside firm to perform a comprehensive review of each bank’s loan portfolio to assess its credit quality and the effectiveness of management’s loan quality systems and controls.

CAPITAL RESOURCES

The current economic and regulatory environment places increased emphasis on capital strength.  A strong capital position, which is vital to the continued profitability of Illini Corporation, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization.  Illini Corporation has satisfied its capital requirements principally through the retention of earnings.  At March 31, 2001, Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 11.73%, 14.64% and 9.30%, respectively, as compared to 9.63%, 10.87% and 7.27% for the period ending December 31, 2000.  The increase is due to a preferred security issue by the trust subsidiary, Illini Statutory Trust I, which was completed February 22, 2001.  Per regulation 25% of the trust preferred issue is calculated in the Tier 1 capital ratio.  For a further explanation please refer to Section 2 under the heading Recent Development.  As of March 31, 2001, the Corporation’s subsidiary banks met the criteria to be classified as “well capitalized.”

Earnings retention is affected by the board of director’s declaration of cash dividends.  The dividend payout ratio is an indicator of the level of earnings retained.  The Board of Directors of the Corporation considers the capital strength of the Corporation and the banks in determining the appropriate level of cash dividends to be paid to shareholders.  The dividend payout ratio for the three months ended March 31, 2001 was 46.28% as compared to 54.18% for the three months ended March 31, 2000.  The dividend per share for the three months ended March 31, 2001 is unchanged from the same period in 2000.

LIQUIDITY

Illini Corporation’s policy is to manage interest rate risk to a level which places limits on the sensitivity of its earnings to changes in market interest rates.  An explanation of the asset/liability management process is found in the Corporation’s 2000 Form 10-KSB, beginning on page 15.  Interest rate risk management at Illini Corporation is executed through the use of on-balance sheet investment products.

The assets portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities, and sales of investment securities available for sale.  The liability side of the balance sheet provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts.  Short-term borrowings are an additional source of liquidity and represent Illini Corporation’s incremental borrowing capacity.

Illini Corporation uses a comprehensive analysis of its asset/liability function, including a review of its funds management policy and its principal measure of liquidity.  The Corporation implemented a new measure of liquidity measurement, called “Basic Surplus,” which redefines liquid assets as the total assets held by the Corporation which can be converted to cash in thirty days or less, reduced by short term liabilities.  As of March 31, 2001, the most recent calculation, Illini Corporation’s core liquidity was $19.0 million, or 7.55% of total average assets.

Management believes the formula provides an accurate measurement of liquidity and provides management with a comprehensible and consistent tool to develop pricing and profitability strategies.  Based on the new measurement and as compared to peer banks, management believes the liquidity position of the banks is strong.

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

The Corporation’s interest rate and market risk profile has not materially changed from the year ended December 31, 2000.  Please refer to the Corporation’s 2000 Form 10-KSB for further discussion of the Corporation’s market and interest rate risk.

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings

Mary Quinn v. Illini Corporation and Illinois Stock Transfer Co.,
Sangamon County Case No. 98 CH 240

             Illini Corporation adopted a Shareholder Rights Agreement on June 20, 1997, and named Illinois Stock Transfer Company (“ISTC”) as its rights agent thereunder.  Illini Corporation was notified in May 1998 of a threatened complaint against ISTC by an Illini Corporation shareholder.  The shareholder, Mary K. Quinn (“Quinn”), who owns 21 shares of stock in Illini Corporation, filed suit against ISTC on June 9, 1998 in the Seventh Judicial Circuit Court, Sangamon County, Illinois.  Quinn sought to compel ISTC to distribute rights certificates to Illini Corporation’s shareholders and further sought to certify all Illini Corporation shareholders as a class.  Quinn asserted that Ida R. Noll became an acquiring person under the Rights Agreement on April 16, 1998, and that the Rights Agreement was triggered.  IST has vigorously contested Quinn’s assertions that Ida R. Noll was an acquiring person, that the Rights Agreement had been triggered, and that ISTC had a duty to distribute rights certificates.

             On June 9, 1998, Quinn filed a Motion to Certify the Class, which was granted on December 29, 1998.  On January 13, 1999, Quinn filed an Amended Complaint adding Illini Corporation as a defendant to her action.  Both Illini Corporation and ISTC answered the Amended Complaint and denied that Ida R. Noll was an acquiring person.  Quinn asserted that she was entitled to recover her attorneys’ fees from Illini Corporation and ISTC.

             Quinn filed a Motion for Summary Judgment that asked the Court to determine as a matter of law that Ida R. Noll became an acquiring person on April 16, 1998, that the Rights Agreement was triggered as a result and that Illini Corporation and ISTC had a duty to distribute rights certificates to all shareholders as of April 16, 1998, except for Ida R. Noll.  Illini Corporation opposed Quinn’s Motion for Summary Judgment, which was heard by the Court on June 18, 1999.  On June 29, 1999, the Court entered an Opinion and Order denying Quinn’s Motion for Summary Judgment.

             On or about May 6, 1999, counsel for Quinn advised Illini Corporation’s counsel of her intent to seek an injunction that would preclude Illini Corporation from completing its acquisition of the Farmers State Bank of Camp Point (Camp Point), pending further order of the Court.  Quinn subsequently filed a Motion for Preliminary Injunction and a Memorandum of Law in Support of her Motion.  Quinn argued that the class (consisting of all Illini Corporation’s shareholders as of April 16, 1998, except for Ida R. Noll) would be irreparably harmed if the Camp Point merger closed prior to a determination on the merits of her suit.  Illini Corporation filed extensive briefs in opposition to the Motion for Preliminary Injunction, and the Court heard the Motion on July 1, 1999.  The Court entered a written Order on July 13, 1999, denying the Motion for Preliminary Injunction.

             Quinn’s counsel filed a Motion for Reconsideration of the Orders denying Quinn’s Motion for Summary Judgment and Motion for Preliminary Injunction.  Illini Corporation and ISTC filed a Motion for Summary Judgment on August 25, 1999.  At a hearing held on October 18, 1999, the Court granted Illini Corporation and ISTC’s Motion for Summary Judgment and denied Quinn’s Motion for Reconsideration.  An Order was subsequently entered on January 12, 2000.

             Quinn’s counsel announced on October 18, 1999, the intention to petition the Court for an order directing Illini Corporation and ISTC to pay Quinn’s attorneys’ fees pursuant to the attorney fee provision of the Rights Agreement.  Quinn’s fee petition was heard and denied.  Quinn has filed a pending appeal as to all adverse orders.  The Corporation is vigorously contesting the appeal.  Oral argument was held before the Illinois Appellate Court for the Fourth District on July 18, 2000.

             On July 31, 2000, the Appellate Court issued an order reversing the trial court’s order granting summary judgment to Illini Corporation and remanding the case for trial.  The Appellate Court found that genuine issue of material fact remained concerning whether the Illini Corporation board of directors acted in good faith (1) in determining on April 30, 1998 that Ida Noll’s acquisition of shares was inadvertent and (2) in amending the agreement on June 30, 1998.  The Appellate Court also reversed the trial court’s order denying Quinn’s request for costs, expenses and attorneys fees, finding that the fee provision of the Rights Agreement did not require one who brought an action to enforce the agreement to prevail in that action in order to recover fees.  As of December 31, 2000, Illini Corporation has accrued its best estimate as a contingency reserve for this litigation to cover expenses and attorneys fees, although such amounts shall be subject to further discovery.

             The case has been remanded to the trial court.  The trial court has permitted Quinn to add Mrs. Noll as a party to the action.

Ida R Noll v. Illini Corporation, et al.,
Sangamon County Case No. 98 MR 226

             On or about July 17, 1998, Ida R. Noll (“Noll”) filed a 14 count complaint against Illini Corporation and all members of Illini Corporation’s Board of Directors serving at that time, except William Walschleger, Jr., in the Seventh Judicial Circuit, Sangamon County, Illinois.  On September 28, 1998, Judge Carmody dismissed the complaint and granted Noll 21 days to file an Amended Complaint.  Noll filed an Amended Complaint on October 19, 1998.  The Amended Complaint was also dismissed, but Noll was granted leave to file a Second Amended Complaint.  Illini Corporation and the directors answered the Second Amended Complaint.

             The Second Amended Complaint arose out of Illini Corporation’s adoption of a Shareholder Rights Agreement on June 20, 1997, Illini Corporation’s subsequent adoption of a First Amendment to the Rights Agreement on July 1, 1998, and the Noll’s assertion that she became an “acquiring person” under the Rights Agreement on April 16, 1998.  Noll sought declaratory and injunctive relief from Illini Corporation and the directors regarding the alleged triggering of the Rights Agreement.  Noll also challenged the enforceability and validity of the First Amendment to the Rights Agreement.  Noll sought compensatory and punitive damages against the directors arising out of the directors’ alleged breaches of fiduciary duty committed in connection with the Rights Agreement and the First Amendment to the Rights Agreement.  Noll sought recovery of her attorneys’ fees and costs in connection with her action, alleging attorneys’ fees through October 23, 1998 of approximately $50,000 and expenses of approximately $5,000.  Illini Corporation and the directors vigorously contested and opposed the allegations.

             On July 6, 1999, Illini Corporation adopted a Second Amendment to its Shareholder Rights Agreement.  Illini Corporation moved on August 31, 1999, for summary judgment as to the counts of the Second Amended Complaint directed against it.  Illini Corporation’s motion argued that the adoption of the Second Amendment rendered the case against it moot.  The Defendant directors also filed on or about September 15, 1999, a Joint Motion for Summary Judgment as to the counts directed against them.  On October 18, 1999, after denying Noll’s motion to continue the hearing, the Court granted both motions.  Counsel for the Defendants submitted written orders granting the Defendants’ summary judgment motions, which were entered by the Court on January 12, 2000.

             Noll’s counsel filed a petition for payment of her attorneys’ fees by Illini Corporation, which was heard on December 9, 1999.  The Court denied Noll’s fee petition.  Noll filed a Motion for Reconsideration of the Orders granting the Defendants’ Motions for Summary Judgment and denying attorneys’ fees.  Hearing on that Motion was held on April 11, 2000, and the Court denied the Motion.  Noll has appealed to the Illinois Appellate Court where the appeal is now pending.

             Illini Corporation has executed a definitive stock purchase agreement to redeem 160,088 of its shares (27.99% of total shares outstanding) from the Noll family and related interests. The agreement was executed on April 12, 2001. The agreement is subject to the approval of federal and state banking regulators and, if approved, is expected to close on or before the end of the third quarter 2001.  Part of the agreement requires the Noll family to terminate this litigation.

Ida R. Noll v. Ernest H. Huls, Illini Corporation, et al,
Sangamon County Case No. 99 CH 196

             On or about April 22, 1999, Ida R. Noll (“Noll”) filed a new lawsuit against Illini Corporation, Illinois Stock Transfer Company, Ernest H. Huls and Farmers State Bank of Camp Point in the Seventh Judicial Circuit Court, Sangamon County, Illinois.  The Complaint sought specific performance of the Rights Agreement alleging that Ernest Huls became an acquiring person under the Rights Agreement by reason of his right to receive shares of Illini Corporation common stock pursuant to an Agreement and Plan of Reorganization between Illini Corporation and the Farmers State Bank of Camp Point.  Noll sought to compel Illini Corporation and ISTC to distribute rights certificates to all shareholders of Illini Corporation, except for Mr. Huls.  Illini Corporation strongly disputes Noll’s assertion that Ernest Huls has become an acquiring person under the Rights Agreement.

             In June 1999, Illini Corporation and ISTC filed a joint Motion to Dismiss Noll’s Complaint on the grounds that the alleged acquiring person, Ernest Huls, was not a beneficial owner of a substantial block of Illini Corporation common stock.  The Motion to Dismiss was scheduled for hearing on July 20, 1999, but on July 16, 1999, Noll’s counsel moved for a substitution of judges.  Illini Corporation and ISTC opposed substitution, but the court granted the motion.

             The case has been reassigned to Judge Tim Olson.  Briefing of the Motion to Dismiss was completed, but the Court continued the hearing on the Motion to Dismiss. Judge Olson recused himself just prior to a scheduled case management conference on March 9, 2000.  The case has been reassigned to Chief Judge Thomas Russell.  On June 1, 2000 Judge Russell reconsidered Judge Olson’s ruling granting the Plaintiff’s Motion to Continue.  Judge Russell set Illini’s Motion to Dismiss for hearing on July 21, 2000.  On that date Judge Russell heard argument on Illini’s Motion to Dismiss as well as on Plaintiff’s Petition for Discovery, which had been filed on July 18, 2000.  On October 6, 2000, the Court granted Illini’s Motion to Dismiss all pending counts with prejudice, but reserving the issue of Plaintiff’s attorney’s fees.  On October 10, 2000, the Court entered a docket order denying Plaintiff’s Petition for Discovery.  Plaintiff has moved for reconsideration of the dismissal and that motion is now pending.

             Illini Corporation has executed a definitive stock purchase agreement to redeem 160,088 of its shares (27.99% of total shares outstanding) from the Noll family and related interests. The agreement was executed on April 12, 2001. The agreement is subject to the approval of federal and state banking regulators and, if approved, is expected to close on or before the end of the third quarter 2001.  Part of the agreement requires the Noll family to terminate this litigation.

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

                   (b)  Reports on Form 8-K:

                             There were no reports on Form 8-K file for the quarter ended March 31, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Illini Corporation
(Registrant)

By: /s/ Burnard K. McHone	May 14, 2001
Burnard K. McHone	Date signed
President

By: /s/ Deann Hager	May 14, 2001
Deann Hager	Date signed
Finance Manager

EXHIBIT INDEX

             Number                          Description

             (none)                             (none)