Form 10QSB
period 2001-06-30
ILLINI CORP
filed 2001-08-13
CIK 730037

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 0-13343

Illini Corporation
(Exact name of small business issuer as specified in its charter)

Illinois	37-1135429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☒  No  ☐

                State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  411,701 shares of $10 par value common stock as of  July 31, 2001.

Transitional Small Business Disclosure Format:	Yes ☐ No ☒

ILLINI CORPORATION
INDEX TO FORM 10-QSB
June 30, 2001

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

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

ILLINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2001 and December 31, 2000

	June 30, 2001	December 31, 2000

	(Unaudited)
	(dollars in thousands )
ASSETS
Cash and due from banks	$5,477	$6,993
Interest-bearing deposits in other banks	30	30
Federal funds sold	6,180	0

Cash and cash equivalents	11,687	7,023
Investment securities available for sale, at fair value	47,121	54,602
Loans, net of the allowance for loan losses	183,318	166,781
Premises and equipment	7,255	6,555
Accrued interest receivable	2,325	2,395
Other real estate owned	494	359
Other assets	2,918	2,316

	$255,118	$240,031

LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits	26,298	32,725
Interest-bearing deposits:
NOW and money market accounts	61,375	52,571
Savings deposits	17,187	16,651
Time deposits, $100,000 and over	26,302	26,143
Other time deposits	87,096	75,202

Total deposits	218,258	203,292
Short-term debt	505	8,481
Long-term debt	10,710	6,000
Accrued interest payable	1,759	1,181
Other liabilities	1,824	1,719

Total liabilities	233,056	220,673

COMMITMENTS AND CONTINGENT LIABILITIES
Preferred securities of subsidiary trust	9,000	----

Shareholders' equity:
Common stock-$10 par value, authorized 800,000 shares; 571,789 shares issued and outstanding	5,718	5,718
Capital surplus	3,358	3,358
Retained earnings	10,333	9,948
Accumulated other comprehensive income	857	334
Less: Treasury shares, at cost, 160,088 shares for 2001	(7,204)	----

Total shareholders' equity	13,062	19,358

	$255,118	$240,031

See accompanying notes to interim condensed consolidated financial statements. ILLINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three Months and Six Months Ended June 30, 2001 and 2000
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Interest income:	(dollars in thousands, except per share data)
Interest and fees on loans	$3,847	$3,102	$7,548	$6,708
Interest on investment securities:
Taxable	539	751	1,174	1,509
Exempt from federal income taxes	180	147	361	254
Interest on short term investments	127	195	198	235

Total interest income	4,693	4,195	9,281	8,076

Interest expense:
Interest on deposits:
NOW and money market accounts	536	488	1,079	949
Savings deposits	85	93	167	185
Time deposits, $100,000 and over	353	361	754	633
Other time deposits	1,248	1,120	2,435	2,109
Interest on short-term debt	6	29	64	59
Interest on long-term debt	202	0	302	0
Interest on Trust Preferred securities	229	0	323	0

Total interest expense	2,659	2,091	5,124	3,935

Net interest income	2,034	2,104	4,157	4,141

Provision for loan losses	90	135	190	270

Net interest income after provision for loan losses	1,944	1,969	3,967	3,871

Noninterest income:
Service charges on deposit accounts	366	343	699	663
Other fee income	80	69	148	141
Mortgage loan servicing fees	79	57	138	115
Gain on sale of mortgage loans	213	10	256	11
Securities gains (losses)	0	(13)	0	(13)
Other	50	42	86	91

Total noninterest income	788	508	1,327	1,008
Noninterest expense:
Salaries and employee benefits	1,004	900	2,014	1,803
Net occupancy expense	189	199	388	410
Equipment expense	90	101	194	206
Data processing	191	186	374	370
Supplies	50	42	93	79
Communication and transportation	112	118	216	233
Marketing and advertising	67	53	124	103
Correspondent and processing fees	76	65	147	127
Loan and other real estate owned expenses	60	18	74	35
Professional fees	257	185	443	379
Directors’ and regulatory fees	83	71	158	125
Other	106	99	203	191

Total noninterest expense	2,285	2,037	4,428	4,061

Income before income tax expense	447	440	866	818
Income tax expense	125	127	235	241

Net income	$322	$313	$631	$577

Basic and diluted earnings per share
(based on weighted average common shares outstanding of 539,772 for the three month period and 555,780 for the six month period in 2001 and 571,789 in 2000)	$0.60	$0.55	$1.13	$1.01

See accompanying notes to interim condensed consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2001 and 2000

	2001	2000

	(Unaudited)
Cash flows from operating activities:	(dollars in thousands )
Net income	$631	$577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	367	563
Amortization of goodwill	87	82
Provision for loan losses	190	270
Losses on sales of securities, net	----	13
Gains on sales of premises and equipment	----	(2)
Net gain on sale of loans	(256)	(11)
(Increase) decrease in accrued interest receivable	70	(101)
Increase in accrued interest payable	578	28
Origination of secondary market mortgage loans	(14,684)	(3,402)
Proceeds from the sales of secondary market mortgage loans	14,463	3,298
Other, net	(612)	(455)

Net cash provided by operating activities	834	860

Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	----	4,757
Proceeds from maturities and paydowns of investment securities available for sale	11,332	3,237
Purchases of investment securities available for sale	(2,982)	(6,144)
Net increase in loans, net	(16,659)	(12,609)
Purchases of premises and equipment	(1,111)	(59)
Proceeds from sales of premises and equipment	----	2
Proceeds from sales of other real estate owned	----	124

Net cash used by investing activities	(9,420)	(10,692)

Cash flows from financing activities:
Net decrease in non-interest bearing demand deposits	(6,427)	(819)
Net increase in NOW, money market accounts and savings deposits	9,340	1,564
Net increase in time deposits, $100,000 and over	159	1,471
Net increase in other time deposits	11,894	5,426
Net increase (decrease) in short-term debt	(7,976)	8
Net increase in long-term debt	4,710	----
Proceeds from issuance of preferred securities of subsidiary trust	9,000	----
Purchase of treasury shares	(7,204)	----
Cash dividends paid	(246)	(286)

Net cash provided by financing activities	13,250	7,364

Net increase (decrease) in cash and cash equivalents	4,664	(2,468)

Cash and cash equivalents at beginning of period	7,023	13,006

Cash and cash equivalents at end of period	$11,687	$10,538

Supplemental Information:
Income taxes paid	$866	$448
Interest paid	$4,546	$3,907

Other non-cash investing activities:
Transfer of loans to other real estate owned	$153	$15

See accompanying notes to interim condensed consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
June 30, 2001

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

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Illini Corporation has no potential common shares, which are dilutive.

Results for the three and six months ended June 30, 2001 may not be indicative of the annual performance of Illini Corporation (or the Banks).  Management of the Corporation has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the interim condensed consolidated financial statements (unaudited) in conformity with generally accepted accounting principals.  Actual results could differ from those estimates.

(2)           Recent Developments

On June, 13, 2001, Illini Corporation executed a definitive stock purchase agreement to redeem 160,088 of its shares (27.99% of total shares outstanding) from the Noll family and related interests.  The agreement contains separate non-compete and standstill agreements.  The standstill agreement prohibits certain members of the family from owning voting shares in Illini Corporation or directly or indirectly exercising influence over the Company’s operations for a period of ten years from the date of execution. The Company paid $45 per share plus $150,000 related to the non-compete and standstill agreements.  One-third of the purchase price was paid by the Company in cash at closing, with the balance of unpaid principal due in three equal installments on March 31, 2002, March 31, 2003, and March 31, 2004.  Interest will be paid quarterly on the unpaid principal balance at seven percent (7%) per annum.  The Company provided a letter of credit to the sellers in lieu of pledging the purchased shares.  The buyer received physical possession of 160,088 shares as a result of the transaction.  The Board of Directors will hold the purchased shares as treasury stock pending further action.  The original date of issue of the irrevocable letter of credit was April 6, 2001 and will expire on April 6, 2004.  The draws available under this letter of credit decrease automatically with and in the amount of each principal payment made under the promissory note.  Partial draws are allowed hereunder, provided, however, that the amount of any draft drawn under the letter of credit when aggregated with the amount of all prior drafts drawn under the letter of credit does not exceed the face amount of the letter of credit on the date of such draft.

Illini Statutory Trust I is a wholly-owned subsidiary of the Company which was formed on January 31, 2001, solely for the purpose of issuing capital and common securities.  Illini Statutory Trust I issued 9,279 shares of preferred securities bearing an interest rate of 10.20% with a maturity date of February 22, 2031 for net proceeds of $9.0 million, after deducting underwriting commissions, capital, and other costs.  Also included in the agreement, after the 10th year the bank may accelerate payment according to the terms of the agreement.  Illini Statutory Trust I invested the proceeds in junior subordinated debentures of the Company, which also had an interest rate of 10.20%.  The Company used $3.0 million of the proceeds from the junior subordinated debentures to increase the equity capital of Illini Bank.  Interest on the junior subordinated debentures and distributions on the preferred securities are payable semi-annually in arrears, with the first payment to be paid on August 22, 2001.  Distribution on the securities is cumulative and based upon the liquidation value of $1,000 per capital security.  The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures for a period not exceeding 10 consecutive semi-annual periods; provided, that such deferral may not extend beyond the stated maturity of the junior subordinated debentures.  The securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.

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
	June 30,
	2001	2000
	(dollars in thousands)
Balance at beginning of period	$2,188	$1,696
Provision charged to expense	190	270
Charge-offs	87	91
Less: recoveries	27	35

Net charge-offs	60	56

Balance at end of period	$2,318	$1,910

Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest according to the contractual terms of the loan agreement is not probable, are evaluated for impairment.  Information regarding impaired loans at June 30, 2001 and December 31, 2000 is as follows:
	June 30,	December 31,
	2001	2000
	(dollars in thousands)
Nonaccrual loans	$2,123	$772
Impaired loans continuing to accrue interest	1,948	---

Total impaired loans	$4,071	$772

Allowance for losses on specific impaired loans	$115	$115
Impaired loans with no specific related allowance for loan losses	3,913	614
Average balance of impaired loans during the period	1,892	714

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No.  142,  "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations  be accounted for using the purchase  method of accounting  and requires separate  recognition of intangible  assets that meet certain  criteria.  This statement applies to all business combinations after June 30, 2001.

SFAS No.  142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value.  This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company has goodwill of $1,936,000 as of June 30, 2001 related to the Camp Point acquisition.  The Company will continue to amortize the existing goodwill through the remainder of fiscal 2001.  As of January 1, 2001, identifiable intangible assets will continue to be amortized while the amortization of goodwill will cease and will be reviewed for impairment. We are currently evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. The ultimate impact of the new accounting standards has not yet been determined.   Goodwill amortization expense for the six-months ended June 30, 2001 was $86,725.

(5)           Other Comprehensive Income

For the three and six-month periods ended June 30, 2001 and 2000, unrealized gains (losses) on debt and marketable equity securities available for sale, net of tax, is the Corporation's only other comprehensive income component.  Other comprehensive income for the three and six-month periods ended June 30, 2001 and 2000 is summarized as follows:

	Three Months Ended June 30, 2001

	Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount

Net realized and unrealized gains (losses) on securities available for sale	$(51)	$17	$(34)

Less adjustment for net securities gains(losses) realized in net income	----	----	----

Other comprehensive income (loss)	$(51)	$17	$34

	Three Months Ended June 30, 2000

	Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net realized and unrealized gains (losses)on securities available for sale	$13	$(1)	$12

Less adjustment for net securities gains(losses) realized in net income	(13)	5	(8)

Other comprehensive income (loss)	$26	$(6)	$20

	Six Months Ended June 30, 2001

	Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount

Net realized and unrealized gains (losses) on securities available for sale	$825	$(302)	$523

Less adjustment for net securities gains (losses) realized in net income	----	----	----

Other comprehensive income (loss)	$825	$(302)	$523

	Six Months Ended June 30, 2000

	Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount

Net realized and unrealized gains (losses)on securities available for sale	$(107)	$42	$(65)

Less adjustment for net securities gains(losses) realized in net income	(13)	5	(8)

Other comprehensive income (loss)	$(94)	$37	$(57)

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

SUMMARY

	Quarter ended June 30,			Six months ended June 30,
			Percent Change			Percent Change

Earnings	2001	2000		2001	2000

		(dollars in thousands, except per share data)
Total revenue	$5,481	$4,703	16.54%	$10,608	$9,084	16.77%
Net income	322	313	2.74%	631	577	9.29%
Basic earnings per share	$0.60	$0.55	8.83%	$1.13	$1.01	12.44%

	Quarter ended June 30,		Basis Point Change	Six months ended June 30,		Basis Point Change

Key Ratios	2001	2000		2001	2000

Return on average assets (1)	0.51%	0.55%	(0.04)%	0.51%	0.52%	(0.01)%
Return on average equity (1)	7.30%	7.03%	0.27%	6.96%	6.58%	0.38%
Average equity to assets	6.96%	7.84%	(0.88)%	7.32%	7.94%	(0.62)%
Tier 1 leverage ratio	5.21%	7.05%	(1.84)%
Tier 1 risk-based capital ratio	6.47%	10.24%	(3.77)%
Total risk-based capital ratio	10.43%	11.46%	(1.03)%
Dividend payout ratio	41.92%	45.63%	(3.71)%	44.05%	49.53%	(5.48)%
Net interest margin	3.64%	4.14%	(0.50)%	3.80%	4.19%	(0.39)%
Efficiency ratio	78.53%	75.89%	(2.64)%	78.21%	76.97%	1.24%

(1)	Reported on an annualized basis.

RESULTS OF OPERATION

Earning Assets

Average earning assets of the Corporation for the first six months of 2001 increased 12.85% or $26.2 million to $230.3 million from $204.1 million at June 30, 2000.  Earning assets increased primarily due to planned loan growth.  On February 22, 2001, the Company issued $9.3 million of junior subordinated debentures to it's subsidiary, Illini Statutory Trust I which completed a $9.0 million sale of trust preferred stock.

As discussed in the asset quality section of this Form 10-QSB, management has actively pursued the improvement of the asset quality of all earning assets, loans, and investment securities.

Average net loans increased to $178.2 million for the three months ended June 30, 2001 compared to $140.6 million for the same period in 2000.  The increase of $37.6 million for the three months ended June 30, 2001 as compared to the same period for 2000 was primarily due to an increase of $33.5 million in commercial loans, including commercial real estate loans, $1.0 million in residential loans, $0.8 million in agriculture loans, including agriculture real estate, and $2.5 million in consumer loans.  The average yield on the loan portfolio, net of the allowance for loan losses, decreased 19 basis points to 8.68% for the three months ended June 30, 2001, compared to the three months ended June 30, 2000.

Average net loans increased to $174.1 million for the six months ended June 30, 2001 compared to $138.8 million for the same period in 2000.  The increase of $35.3 million for the six months ended June 30, 2001 as compared to the same period in 2000 was primarily due to an increase of $30.1 million in commercial loans, including commercial real estate loans, $1.9 million in residential loans, $1.6 million in agriculture loans, including agriculture real estate, and $2.0 million in consumer loans.  The average yield on the loan portfolio, net of the allowance for loan losses, decreased 4 basis points to 8.76% for the six months ended June 30, 2001, compared to the six months ended June 30, 2000.

Average investment securities decreased $10.0 million and $7.5 million for the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000.  The average yield of the investment securities portfolio was 6.71% and 6.79% for the three and six months ended June 30, 2001, respectively, an increase of 3 and 27 basis points as compared to the same periods in 2000.  The decrease in investments from December 31, 2000 to June 30, 2001 is a result of the increase in loan growth, and is consistent with management's intent to maintain a balance in the investment portfolio to support basic surplus, which is used as a measurement of liquidity.

Funding

The most important and stable source of funding is core deposits, considered by management to include non-interest bearing demand deposits, NOW and money market accounts, savings deposits and time deposits under $100,000.  Average core deposits for the six months ended June 30, 2001 increased 4.56% or $8.0 million to $184.5 million from $176.5 million for the six months ended June 30, 2000.  The average rate paid on total interest bearing liabilities for the six months ended June 30, 2001 increased 43 basis points when compared to the six months ended June 30, 2000.  The average rate paid on preferred securities of trust subsidiary for the six months ended June 30, 2001 was 8.69%.  The average balance for the Corporation is based on a monthly average balance verses a daily average balance.

The increase in average core deposits for the six months ended June 30, 2001 as compared to the same period in 2000 has provided a low cost funding source for the growth in the loan portfolio.  In addition to federal funds purchased, Illini Bank and Camp Point maintain an overnight federal funds line of credit with an unaffiliated financial institution and a line of credit with the Federal Home Loan Bank of Chicago.

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

Interest income, on a fully taxable equivalent basis, was $4.8 million and $9.5 million for the three and six months ended June 30, 2001, respectively, compared to $4.3 million and $8.2 million for same periods in 2000, respectively.  Interest expense was $2.7 million and $5.1 million for the three and six months ended June 30, 2001, respectively, compared to $2.1 million and $3.9 million for the same periods in 2000, respectively.  An increase in interest income and interest expense resulted in a $0.07 million increase in net interest income for the six months ended June 30, 2001.

Net interest margin for the six months ended June 30, 2001 of 3.80% was down from 4.19% reported for the same period in 2000.  The decrease in the net interest margin is primarily due to interest bearing liabilities repricing at higher rates.  Management will continue to structure the balance sheet to provide insulation for extreme interest rate changes.  Management continues to focus on increasing the loan portfolio without jeopardizing the enhanced liquidity that has been gained in prior periods.

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

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Quarter ended June 30,

	2001				2000

	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate

	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$8,138	3.2%	$127	6.26%	$12,637	5.5%	$195	6.17%
Investment securities (3)
Taxable	35,106	13.8	539	6.14	46,904	20.6	751	6.40
Tax-exempt (1)	12,656	5.0	262	8.29	10,827	4.7	213	7.89

Total securities	47,762	18.8	801	6.71	57,731	25.3	964	6.68
Loans
Commercial (1)	31,917	12.6	683	8.58	23,379	10.3	541	9.29
Agriculture	13,445	5.3	253	7.56	12,661	5.5	272	8.61
Real estate:
Commercial	81,190	31.9	1,755	8.67	56,229	24.7	1,223	8.72
Agriculture	7,515	3.0	160	8.56	7,485	3.3	154	8.27
Residential	32,555	12.8	683	8.41	31,507	13.8	648	8.25
Consumer, net	13,015	5.1	287	8.85	10,520	4.6	241	9.20
Credit card	783	0.3	33	17.14	674	0.3	29	17.21

Total loans	180,420	71.0	3,854	8.57	142,455	62.5	3,108	8.75
Allowance for loan losses	(2,236)	(0.9)			(1,879)	(0.8)

Net loans (1) (2)	178,184	70.1	3,854	8.68	140,576	61.7	3,108	8.87

Total interest-earning assets	234,084	92.1	$4,782	8.19%	210,944	92.5	$4,267	8.11%

Cash and due from banks	6,642	2.6			5,724	2.5
Premises and equipment	6,840	2.7			7,278	3.2
Other real estate owned	475	0.2			613	0.3
Other assets (3)	6,214	2.4			3,472	1.5

Total assets	$254,255	100.0%			$228,031	100.0%

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$26,723	10.5%			$29,873	13.1%
Interest-bearing demand	59,082	23.3	$536	3.64%	51,457	22.6	$488	3.80%
Savings	17,186	6.8	85	1.98	18,606	8.2	93	2.00
Time deposits, less than $100,000	86,779	34.1	1,248	5.77	79,653	34.9	1,120	5.64

Total core deposits	189,770	74.7	1,869	3.95	179,589	78.8	1,701	3.80
Time deposits, $100,000 and over	26,499	10.4	353	5.35	26,911	11.8	361	5.37

Total deposits	216,269	85.1	2,222	4.12	206,500	90.6	2,062	4.00
Short-term debt	544	0.2	6	4.78	1,444	0.6	29	8.06
Long-term debt	7,570	3.0	202	10.69	----	----	----	----
Total interest-bearing liabilities	197,660	77.8	2,430	4.93	178,071	78.1	2,091	4.71
Other liabilities	3,176	1.2			2,206	1.0

Total liabilities	227,559	89.5			210,150	92.2
Preferred securities of trust subsidiary (4)	9,000	3.5	229	10.20	----	----	----	----
Shareholders’ equity	17,696	7.0			17,881	7.8

Total liabilities and shareholders' equity	$254,255	100.0%			$228,031	100.0%

Net interest margin			$2,123	3.64%			$2,176	4.14%

(1)	Income amounts are presented on a fully taxable equivalent basis (FTE), which is defined as income on earning assets that is subject to either a reduced rate or zero rate of income tax, adjusted to give effect to the appropriate incremental federal income tax rate and adjusted for non-deductible carrying costs, where applicable. Where appropriate, yield calculations include these adjustments. The federal statutory rate was 34% for all periods presented.

(2)	Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $93,000 in 2001 and $93,000 in 2000.
(3)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.
(4)	The average balance for the Corporation is based on a monthly average balance verses a daily average balance.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Six months ended June 30,

	2001				2000

	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate

	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$6,162	2.5%	$198	6.47%	$7,721	3.5	$235	6.10%
Investment securities (3)
Taxable	37,274	14.9	1,174	6.30	47,851	21.6	1,509	6.31
Tax-exempt (1)	12,725	5.1	524	8.24	9,691	4.4	368	7.60

Total securities	49,999	20.0	1,698	6.79	57,542	26.0	1,877	6.52
Loans
Commercial (1)	30,365	12.2	1,334	8.86	22,261	10.0	1,013	9.12
Agriculture	13,622	5.5	536	7.93	12,185	5.5	525	8.64
Real estate:
Commercial	77,966	31.2	3,363	8.70	55,964	25.2	2,409	8.63
Agriculture	7,380	3.0	319	8.73	7,197	3.3	303	8.43
Residential	33,682	13.5	1,393	8.34	31,806	14.3	1,300	8.20
Consumer, net	12,574	5.0	552	8.85	10,559	4.8	485	9.21
Credit card	783	0.3	67	17.16	671	0.3	57	17.09

Total loans	176,372	70.7	7,564	8.65	140,643	63.4	6,092	8.69
Allowance for loan losses	(2,225)	(0.9)			(1,819)	(0.8)

Net loans (1) (2)	174,147	69.8	7,564	8.76	138,824	62.6	6,092	8.80

Total interest-earning assets	230,308	92.3	$9,460	8.28%	204,087	92.1	$8,204	8.06%

Cash and due from banks	6,150	2.4			6,058	2.7
Premises and equipment	6,769	2.7			7,374	3.3
Other real estate owned	441	0.2			613	0.3
Other assets (3)	5,974	2.4			3,602	1.6

Total assets	$249,642	100.0%			$221,734	100.0%

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing demand	$27,406	11.0%			$29,511	13.3%
Interest-bearing demand	56,704	22.7	$1,079	3.84%	51,738	23.3	$949	3.68%
Savings	16,923	6.8	167	1.99	18,639	8.4	185	2.00
Time deposits, less than $100,000	83,516	33.4	2,435	5.88	76,606	34.6	2,109	5.52

Total core deposits	184,549	73.9	3,681	4.02	176,494	79.6	3,243	3.69
Time deposits, $100,000 and over	27,464	11.0	754	5.54	23,703	10.7	633	5.35

Total deposits	212,013	84.9	4,435	4.22	200,197	90.3	3,876	3.88
Short-term debt	1,713	0.7	64	7.57	1,522	0.7	59	7.79
Long-term debt	6,952	2.8	302	8.75	----	----	----	----
Total interest-bearing liabilities	193,272	77.4	4,801	5.01	172,208	77.7	3,935	4.58
Other liabilities	3,182	1.3			2,418	1.1

Total liabilities	223,860	89.7			204,137	92.1
Preferred securities of trust subsidiary (4)	7,500	3.0	323	8.69	----	----	----	----
Shareholders’ equity	18,282	7.3			17,597	7.9

Total liabilities and shareholders' equity	$249,642	100.0%			$221,734	100.0%

Net interest margin			$4,336	3.80%			$4,269	4.19%

(1)	Income amounts are presented on a fully taxable equivalent basis (FTE), which is defined as income on earning assets that is subject to either a reduced rate or zero rate of income tax, adjusted to give effect to the appropriate incremental federal income tax rate and adjusted for non-deductible carrying costs, where applicable. Where appropriate, yield calculations include these adjustments. The federal statutory rate was 34% for all periods presented.

(2)	Nonaccrual loans are included in the loan balances. Interest income includes related fee income of $93,000 in 2001 and $93,000 in 2000.
(3)	Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.
(4)	The average balance for the Corporation is based on a monthly average balance verses a daily average balance.

Net Interest Income – Rate/Volume Variance Analysis(*)

	Quarter ended June 30, 2001 as compared to quarter ended June 30, 2000

	Changes in Income/Expense	Volume Effect	Rate Effect

	(dollars in thousands)
Short-term investments	$(68)	$(69)	$1
Investment securities:
Taxable	(212)	(188)	(24)
Tax-exempt	49	36	13

Total securities	(163)	(152)	(11)
Loans:
Commercial	142	198	(56)
Agriculture	(19)	17	(36)
Real Estate:
Commercial	532	542	(10)
Agriculture	6	1	5
Residential	35	21	14
Consumer, net	46	57	(11)
Credit card	4	5	(1)

Total loans	746	841	(95)

Total interest income	515	620	(105)

Interest bearing demand	48	72	(24
Savings	(8)	(7)	(1)
Time deposits, less than $100,000	128	100	28

Total core deposits	168	165	3
Time deposits, $100,000 and over	(8)	(5)	(3)

Total deposits	160	160	0
Short-term debt	(23)	(18)	(5)
Long-term debt	431	0	431

Total borrowed funds	408	(18)	426
Total interest expense	568	142	426

Net interest income (expense)	$(53)	$478	$(531)

(*) Fully taxable equivalent basis
NOTE:	The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

Net Interest Income – Rate/Volume Variance Analysis(*)

	Six months ended June 30, 2001 as compared to six months ended June 30, 2000

	Changes in Income/Expense	Volume Effect	Rate Effect

	(dollars in thousands)
Short-term investments	$(37)	$(47)	$10
Investment securities:
Taxable	(335)	(331)	(4)
Tax-exempt	156	114	42

Total securities	(179)	(217)	38
Loans:
Commercial	321	366	(45)
Agriculture	11	62	(51)
Real Estate:
Commercial	954	942	12
Agriculture	16	8	8
Residential	93	76	17
Consumer, net	67	92	(25)
Credit card	10	9	1

Total loans	1,472	1,555	(83)

Total interest income	1,256	1,291	(35)

Interest bearing demand	130	91	39
Savings	(18)	(17)	(1)
Time deposits, less than $100,000	326	189	137

Total core deposits	438	263	175
Time deposits, $100,000 and over	121	100	21

Total deposits	559	363	196
Short-term debt	5	7	(2)
Long-term debt	625	0	625

Total borrowed funds	630	7	623
Total interest expense	1,189	370	819

Net interest income (expense)	$67	$921	$(854)

(*) Fully taxable equivalent basis
NOTE:	The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

Noninterest Income

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change

	2001	2000	2001/2000	2001	2000	2001/2000

	(dollars in thousands)
Service charges on deposit accounts	$366	$343	6.7%	$699	$663	5.4%
Other fee income	80	69	15.9	148	141	5.0
Mortgage loan servicing fees	79	57	38.6	138	115	20.0
Gain on sale of mortgage loans	213	10	2300.0	256	11	2,227.3
Securities gains (losses)	----	(13)	100.0	---	(13)	100.0
Other	50	42	0.0	86	91	6.2

	$788	$508	55.1%	$1,327	$1,008	31.6

Total noninterest income increased $280,000 and $319,000 for the three and six months ended June 30, 2001, respectively, when compared to the same periods in 2000.  The increase in noninterest income is due to continued growth in transaction accounts, and the increase in the capitalization of mortgage servicing rights at Illini Bank.  The increase in the gain on sale of mortgage loans is due to increased refinancing in the real estate market caused by lower interest rates.

Noninterest Expense

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change

	2001	2000	2001/2000	2001	2000	2001/2000

	(dollars in thousands)
Salaries and employee benefits	$1,004	$900	11.6%	$2,014	$1,803	11.7%
Net occupancy expense	189	199	(5.0)	388	410	(5.4)
Equipment expense	90	101	(10.9)	194	206	(5.8)
Data processing	191	186	2.7	374	370	1.1
Supplies	50	42	19.0	93	79	17.7
Communication and transportation	112	118	(5.1)	216	233	(7.3)
Marketing and advertising	67	53	26.4	124	103	20.4
Correspondent and processing fees	76	65	16.9	147	127	15.7
Loan and other real estate owned expenses	60	18	233.3	74	35	111.4
Professional fees	257	185	38.9	443	379	16.9
Directors’ and regulatory fees	83	71	16.9	158	125	26.4
Other	106	99	7.1	203	191	6.3

	$2,285	$2,037	12.2%	$4,428	$4,061	9.0%

Salaries and employee benefits increased $104,000 and $211,000 for the three and six months ended June 30, 2001, respectively, when compared to the same periods in 2000.  This increase is a result of increased incentive pay, increased insurance benefits for employees, and normal cost of living increases to overall base salaries.

Net occupancy expense decreased $10,000 and $22,000 for the three and six months ended June 30, 2001 when compared to the same periods in 2000.  The decrease in occupancy expense is a result of consolidations of several older branches, and sale of Menard County branches

Equipment expense decreased $11,000 for the six months ended June 30, 2001.  Data processing expense increased $5,000 for the six months ended June 30, 2001 when compared to the same period in 2000.  The increase is related to vender cost increases.  Supplies increased $12,000 for the six months ended June 30, 2001, and is due to costs associated with Regulation P notices mailed.  Communication and transportation expense dereased $6,000 and $17,000 for the three months and six months ended June 30, 2001, respectively, when compared to the same periods in 2000.  Loan and other real estate owned expenses increased $42,000 and $39,000 for the three months and six months ended June 30, 2001, when compared to the same periods in 2000.  The increase is due to liquidation expenses incurred for FNMA repossessions.   Marketing and advertising expenses increased $14,000 and $21,000 for the three and six months ended June 30, 2001, respectively, when compared to the same periods in 2000.  The increase is a direct result of expenses related to community enhancement activities, and increased advertising costs.

Professional fees increased $72,000 and $64,000 for the three and six months ended June 30, 2001. The increase is a direct result of costs associated with shareholder litigation, and increased fees for accounting services.  Directors’ and regulatory fees increased $12,000 and $33,000 for the three and six months ended June 30, 2001, respectively, when compared to the same periods in 2000.  The increase is due to increased deposit insurance assessments and is attributed to growth.

Other operating expenses increased $7,000 and $12,000 for the three and six months ended June 30, 2001, respectively, when compared to the same periods in 2000.  The increase is a direct result of growth at Illini Bank and Camp Point.

CREDIT QUALITY

Gross loans totaled $185.6 million at June 30, 2001, an increase of $16.9 million, or 10.02%, from $168.7 million at December 31, 2000.  The provision for loan losses has decreased to $190,000 for the six months ended June 30, 2001 as compared to $270,000 for the same period in 2000.  At June 30, 2001 the allowance as a percent of total loans decreased to 1.25% as compared to 1.30% at December 31, 2000.  The decrease is a result of the growth in the loan portfolio.  Management believes the allowance for loan losses is adequate to support any anticipated losses.

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Allowance for Loan Losses:	(dollars in thousands)
Balance at beginning of period	$2,234	$1,824	$2,188	$1,696
Provision charged to expense	90	135	190	270
Charge-offs	22	64	87	91
Less: recoveries	16	15	27	35

Net charge-offs	6	49	60	56

Balance at end of period	$2,318	$1,910	$2,318	$1,910

Net Charge-Off Ratios (1):
Commercial	0.04%	0.35%	0.07%	0.14%
Real Estate	0.00	0.10	0.06	0.05
Installment	(0.03)	(0.27)	0.08	(0.04)
Credit Cards	0.84	0.92	0.62	2.54
Totals	0.01%	0.14%	0.07%	0.08%

(1)	Ratios to average loans are presented on an annualized basis

Illini Corporation’s primary business of making commercial, real estate, and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers, which are beyond the control of the Corporation.  Accordingly, a significant factor in the Corporation’s past and future operating results is the level of the provision for loan losses.  The provision for loan losses is down 33.3% and 29.6% for the three and six months ended June 30, 2001, respectively, as compared to the comparable periods in the prior year.  Net charge-offs decreased to $6,000 for the three months ended June 30, 2001, and increased $4,000 for the six months ended June 30, 2001

Management feels that credit quality systems and controls, along with the creation of a formalized credit administration function, have continued to improve credit quality.  Illini Corporation has a 1.25% allowance to gross loans ratio as of June 30, 2001 compared to 1.30% and 1.29% as of December 31, 2000 and June 30, 2000, respectively.  The net charge-off ratio for the three and six months ended June 30, 2001 was 0.01% and 0.07% compared to 0.03% and 0.09% for years ended December 31, 2000 and 1999, respectively.

At June 30, 2001, impaired loans totaled $4,071,000, of which $1,948,000 of loans are not past due 90 days, compared to $772,000 at December 31, 2000.  The majority of the increase in impaired loans is due to three commercial real estate loans totaling $1,080,000, and two commercial loans totaling $2,179,000.  The three commercial real estate loans are secured by first mortgages with a loan to value of less than 85%.  Management is working closely with the borrower to bring these loans into compliance with the terms of the debt instruments.  The two commercial loans are secured by inventory, cash value of life insurance, 2nd mortgages on real estate, and personal guarantees of the borrowers.  Management is working closely with borrowers to liquidate collateral.  Management estimates no loss on these loans.

Credit Quality	June 30, 2001	December 31, 2000	June 30, 2000

	(dollars in thousands)
Nonperforming assets:
Loans delinquent over 90 days, still accruing interest	$0	$0	$0
Nonaccrual	2,123	772	862
Renegotiated	0	0	32
Other real estate owned	494	359	508

Total nonperforming assets	$2,617	$1,131	$1,402

Key ratios:
Nonperforming loans to ending loans	1.14%	0.46%	0.58%
90 days delinquent to ending loans	0.00	0.00	0.00
Allowance to ending loans	1.25	1.30	1.29
Allowance to nonperforming loans	109.19	283.49	221.58

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

As discussed in the Corporation’s 2000 Form 10-KSB and previous Form 10-QSB reports, management has implemented several initiatives to improve credit quality.  These steps included a officer driven problem loan identification system, a revamped allowance for loan losses adequacy determination process, a new loan policy, and improved reporting systems (credit quality and production).  Management is committed to continuing these initiatives and has supplemented these efforts in 2001 by engaging an outside firm to perform a comprehensive review of each bank’s loan portfolio to assess its credit quality and the effectiveness of management’s loan quality systems and controls.

CAPITAL RESOURCES

The current economic and regulatory environment places increased emphasis on capital strength.  A strong capital position, which is vital to the continued profitability of Illini Corporation, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization.  Illini Corporation has satisfied its capital requirements principally through the retention of earnings.  At June 30, 2001, Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 6.47%, 10.43% and 5.21%, respectively, as compared to 9.63%, 10.87% and 7.27% for the period ending December 31, 2000.  The decrease is due to the repurchase of 160,088 shares of Illini stock from the Noll family, as described on Form 8-K filings dated May 2, 2001 and June 13, 2001.  The decrease in capital was offset by the increase in a preferred security issued by the trust subsidiary, Illini Statutory Trust I, which was completed February 22, 2001.  Per regulation 25% of the trust preferred issue is calculated in the Tier I capital ratio.  For a further explanation please refer to Section 2 under the heading Recent Development.    As of June 30, 2001, the Corporation and subsidiary banks met the criteria to be classified as “well capitalized.”

Earnings retention is affected by the board of director’s declaration of cash dividends.  The dividend payout ratio is an indicator of the level of earnings retained.  The Board of Directors of the Corporation considers the capital strength of the Corporation and the banks in determining the appropriate level of cash dividends to be paid to shareholders.  The dividend payout ratio for the three and six months ended June 30, 2001 was 41.92% and 44.05%, respectively as compared to 45.63% and 49.53% for the three and six months ended June 30, 2000. The dividend per share for the three and six months ended June 30, 2000 is unchanged from the same period in 2000.

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

Illini Corporation uses a comprehensive analysis of its asset/liability function, including a review of its funds management policy and its principal measure of liquidity.  The Corporation implemented a new measure of liquidity measurement, called “Basic Surplus,” which redefines liquid assets as the total assets held by the Corporation which can be converted to cash in thirty days or less, reduced by short term liabilities.  As of June 30, 2001, the most recent calculation, Illini Corporation’s core liquidity was $24.1 million, or 9.46% of total average assets.

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

                On July 31, 2000, the Appellate Court issued an order reversing the trial court’s order granting summary judgment to Illini Corporation and remanding the case for trial.  The Appellate Court found that genuine issue of material fact remained concerning whether the Illini Corporation board of directors acted in good faith (1) in determining on April 30, 1998 that Ida Noll’s acquisition of shares was inadvertent and (2) in amending the agreement on June 30, 1998.  The Appellate Court also reversed the trial court’s order denying Quinn’s request for costs, expenses and attorneys fees, finding that the fee provision of the Rights Agreement did not require one who brought an action to enforce the agreement to prevail in that action in order to recover fees.  As of June 30, 2001, Illini Corporation has accrued its best estimate as a contingency reserve for this litigation to cover expenses and attorneys fees, although such amounts shall be subject to further discovery.
                The case has been remanded to the trial court.  The trial court has permitted Quinn to add Mrs. Noll as a party to the action.  Quinn subsequently filed a motion to compel an additional deposition of Burnard K. McHone, President, Illini Corporation, with respect to a certain Stock Purchase Agreement pursuant to which shares owned by Mrs. Noll’s family were redeemed by Illini Corporation.  The trial court denied the motion to compel finding that Quinn failed to show any basis that the Stock Purchase Agreement was relevant to her claims in the lawsuit.  The case has not been set for trial.

Ida R Noll v. Illini Corporation, et al.,
Sangamon County Case No. 98 MR 226

                This case is described in Illini Corporation’s Annual Report on form 10KSB for 2000.   The case was dismissed with prejudice on June 3, 2001.

Ida R. Noll v. Ernest H. Huls, Illini Corporation, et al,
Sangamon County Case No. 99 CH 196

                This case is described in Illini Corporation’s Annual Report on form 10KSB for 2000.   The case was dismissed with prejudice on June 13, 2001.

Item 2    Changes in Securities - none

Item 3    Defaults Upon Senior Securities – none

Item 4    Submission of Matters to a Vote of Security Holders -none

Item 5    Other Information - none

Item 6    Exhibits and Reports on Form 8-K

(a)	Exhibits:
The Exhibits filed herewith are set forth in the Exhibit Index filed as a part of these Form 10-QSB.

(b)	Reports on Form 8-K:
	(1)	The Company filed a current report on Form 8-K on April 27, 2001 relative to the resignation of two Illini Corporation directors, Mr. Charles Delano and Ms. Cathleen Sweeten, from the Company's Board of Directors at a special meeting held on April 27, 2001.
	(2)	The Company filed a current report on From 8-K on April 27, 2001 relative to the Board of Directors of Ilini Corporation amended Section 2.1 Annual Meeting. The purpose of the amendment was to provide the Board with more flexibility in scheduling its annual meeting of shareholders and to reduce expense.
	(3)	The Company filed a current report on Form 8-K on May 2, 2001 relative to executing a definitive stock purchase agreement to redeem 160,088 of its shares (27.99% of total shares outstanding) from a Springfield, Illinois family and related interests. The agreement was executed on April 12, 2001. The agreement is subject to the approval of federal and state banking regulators and, if approved, is expected to close on or before the end of the third quarter 2001.
	(4)	The Company filed a current report on Form 8-K on June 13, 2001 relative to completing its purchase of common shares owned by the Noll family and related interests. On June 13, 2001, Illini closed out of escrow the Stock Purchase Agreement it entered into on April 12, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Illini Corporation
(Registrant)

By:	/s/ Burnard K. McHone	August 13, 2001

Burnard K. McHone		Date signed
President

By:	/s/ Deann Hager	August 13, 2001

Deann Hager		Date signed
Finance Manager

EXHIBIT INDEX

Number	Description

(none)	(none)