Form 10QSB
period 2001-09-30
ILLINI CORP
filed 2001-11-13
CIK 730037

U.S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 0-13343

Illini Corporation

(Exact name of small business issuer as specified in its charter)

Illinois	37-1135429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 West Iles Avenue, Springfield, Illinois	62707
(Address of principal executive offices)	(Zip code)

(217) 787-5111
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  411,701 shares of $10 par value common stock as of October 31, 2001.

Transitional Small Business Disclosure Format:	Yes ☐ No ☒

ILLINI CORPORATION

INDEX TO FORM 10-QSB

September 30, 2001

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ILLINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2001 and December 31, 2000

	September 30,	December 31,
	2001	2000
	(Unaudited)
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,753	$6,993
Interest-bearing deposits in other banks	29	30
Cash and cash equivalents	5,782	7,023
Investment securities available for sale, at fair value	58,656	54,602
Loans, net of the allowance for loan losses	190,908	166,781
Premises and equipment	7,104	6,555
Accrued interest receivable	2,851	2,395
Other real estate owned	423	359
Other assets	2,912	2,316
Total Assets	$268,636	$240,031
LIABILITIES AND SHAREHOLDERS' EQUITY
Noninterest-bearing demand deposits	29,199	32,725
Interest-bearing deposits:
NOW and money market accounts	60,696	52,571
Savings deposits	17,572	16,651
Time deposits, $100,000 and over	29,939	26,143
Other time deposits	95,692	75,202
Total deposits	233,098	203,292
Short-term debt	1,104	8,481
Long-term debt	8,471	6,000
Accrued interest payable	1,494	1,181
Other liabilities	1,853	1,719
Total liabilities	246,020	220,673
COMMITMENTS AND CONTINGENT LIABILITIES
Preferred securities of subsidiary trust	9,000	----
Shareholders' equity:
Common stock-$10 par value, authorized 800,000 shares; 571,789 shares issued and outstanding	5,718	5,718
Capital surplus	3,358	3,358
Retained earnings	10,530	9,948
Accumulated other comprehensive income	1,214	334
Less: Treasury shares, at cost, 160,088 shares for 2001	(7,204)	----
Total shareholders' equity	13,616	19,358
Total Liabilities and Shareholders Equity	$268,636	$240,031

See accompanying notes to interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months and Nine Months Ended September 30, 2001 and 2000

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$3,996	$3,447	$11,544	$9,525
Interest on investment securities:
Taxable	570	692	1,744	2,201
Exempt from federal income taxes	185	169	546	423
Interest on short term investments	96	75	294	310
Total interest income	4,847	4,383	14,128	12,459
Interest expense:
Interest on deposits:
NOW and money market accounts	487	554	1,566	1,503
Savings deposits	76	90	243	275
Time deposits, $100,000 and over	368	343	1,122	976
Other time deposits	1,299	1,177	3,734	3,286
Interest on short-term debt	6	94	70	153
Interest on long-term debt	171	0	473	0
Interest on preferred securities of subsidiary trust	232	0	555	0
Total interest expense	2,639	2,258	7,763	6,193
Net interest income	2,208	2,125	6,365	6,266
Provision for loan losses	90	135	280	405
Net interest income after provision for loan losses	2,118	1,990	6,085	5,861
Noninterest income:
Service charges on deposit accounts	338	358	1,037	1,021
Other fee income	77	73	225	214
Mortgage loan servicing fees	61	47	199	162
Gain on sale of mortgage loans	140	5	396	16
Securities gains (losses)	7	0	7	(13)
Gains (losses) on sale of other real estate owned	23	5	33	15
Other	28	40	104	121
Total noninterest income	674	528	2,001	1,536
Noninterest expense:
Salaries and employee benefits	1,035	937	3,049	2,740
Net occupancy expense	193	209	581	619
Equipment expense	87	104	281	310
Data processing	241	173	615	543
Supplies	54	45	147	124
Communication and transportation	150	120	366	353
Marketing and advertising	74	58	198	161
Correspondent and processing fees	79	72	226	199
Loan and other real estate owned expenses	14	15	88	50
Professional fees	254	316	697	695
Directors’ and regulatory fees	64	61	222	186
Other	134	84	337	275
Total noninterest expense	2,379	2,194	6,807	6,255
Income before income tax expense	413	324	1,279	1,142
Income tax expense	113	76	348	317
Net income	$300	$248	$931	$825
Basic earnings per share (based on weighted average common shares outstanding of 411,701 for the three month period and 507,754 for the Nine month period in 2001 and 571,789 in 2000)	$0.73	$0.43	$1.83	$1.44

See accompanying notes to interim condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2001 and 2000

(Unaudited)

	2001	2000
	(dollars in thousands)
Cash flows from operating activities:
Net income	$931	$825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	691	667
Amortization of goodwill	141	123
Provision for loan losses	280	405
Investment security amortization (accretion), net	(63)	38
(Gains) losses on sales of securities, net	(7)	13
Gains on sales of premises and equipment	(4)	(2)
Net gain on sale of loans	(396)	(16)
(Gains) losses on sale of other real estate	(33)	1
Increase in accrued interest receivable	(456)	(483)
Increase in accrued interest payable	313	237
Origination of secondary market mortgage loans	(20,998)	(4,960)
Proceeds from the sales of secondary market mortgage loans	21,182	4,850
Other, net	(1,093)	(62)
Net cash provided by operating activities	488	1,636
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	875	4,757
Proceeds from maturities and paydowns of investment securities available for sale	15,327	4,734
Purchases of investment securities available for sale	(18,799)	(7,256)
Net increase in loans, net	(24,377)	(21,907)
Purchases of premises and equipment	(1,240)	(108)
Proceeds from sales of premises and equipment	4	2
Proceeds from sales of other real estate owned	134	124
Net cash used by investing activities	(28,076)	(19,654)
Cash flows from financing activities:
Net increase (decrease) in non-interest bearing demand deposits	(3,526)	46
Net increase in NOW, money market accounts and savings deposits	9,046	2,926
Net increase in time deposits, $100,000 and over	3,796	2,609
Net increase in other time deposits	20,490	9,613
Net increase (decrease) in short-term debt	(7,377)	2,862
Proceeds from issuance of preferred securities of subsidiary trust	9,000	----
Purchase of treasury shares	(2,730)	----
Proceeds of long-term debt	236	6,000
Repayment of Long Term Debt	(2,239)	----
Cash dividends paid	(349)	(429)
Net cash provided by financing activities	26,347	23,627
Net increase (decrease) in cash and cash equivalents	(1,241)	5,609
Cash and cash equivalents at beginning of period	7,023	13,006
Cash and cash equivalents at end of period	$5,782	$18,615
Supplemental Information:
Income taxes paid	$1,013	$448
Interest paid	$7,450	$5,956
Other non-cash investing activities:
Transfer of premises to other real estate owned	$ ---	$43
Transfer of loans to other real estate owned	$182	$15

See accompanying notes to interim condensed consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

September 30, 2001

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

Results for the three and nine months ended September 30, 2001 may not be indicative of the annual performance of Illini Corporation (or the Banks).  Management of the Corporation has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the interim condensed consolidated financial statements (unaudited) in conformity with generally accepted accounting principals.  Actual results could differ from those estimates.

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

	September 30,
	2001	2000
	(dollars in thousands)
Balance at beginning of period	$2,188	$1,696
Provision charged to expense	280	405
Charge-offs	138	127
Less: recoveries	43	104
Net charge-offs	95	23
Balance at end of period	$2,373	$2,078

Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest according to the contractual terms of the loan agreement is not probable, are evaluated for impairment.  Information regarding impaired loans at September 30, 2001 and December 31, 2000 is as follows:

	September 30,	December 31,
	2001	2000
	(dollars in thousands)
Nonaccrual loans	$3,287	$772
Impaired loans continuing to accrue interest	1,111	---
Total impaired loans	$4,398	$772
Allowance for losses on specific impaired loans	$316	$115
Impaired loans with no specific related allowance for loan losses	3,256	614
Average balance of impaired loans during the period	2,873	714

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

SFAS No.  142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value.  This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company has goodwill of $1,896,000 as of September 30, 2001 related to the Camp Point acquisition.  The Company will continue to amortize the existing goodwill through the remainder of fiscal 2001.  As of January 1, 2002, identifiable intangible assets, if any will continue to be amortized while the amortization of goodwill will cease and will be reviewed for impairment. The ultimate impact of the new accounting standards has not yet been determined.  Goodwill amortization expense for the nine-months ended September 30, 2001 was $141,000.

In July 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued.  SFAS No. 143 establishes standards for accounting and reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs.  SFAS No. 143 is effective beginning June 15, 2002.  The adoption of this statement is not expected to have an impact on the Company.

In October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued.  Under SFAS No. 144, long-lived assets to be sold within one year must be separately identified and carried at the lower of carrying value or fair value less costs to sell.

Long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment.  Long-lived assets no longer expected to be sold within one year, such as some foreclosed real estate, must be written down to the lower of current fair value or fair value at the date of foreclosure adjusted to reflect depreciation since acquisition.  SFAS No. 144 must be implemented by January 1, 2002.  The adoption of this statement is not expected to have an impact on the Company.

(5)           Other Comprehensive Income

For the three and nine-month periods ended September 30, 2001 and 2000, unrealized gains (losses) on debt and marketable equity securities available for sale, net of tax, is the Corporation's only other comprehensive income component.  Other comprehensive income for the three and nine-month periods ended September 30, 2001 and 2000 is summarized as follows:

	Three Months Ended September 30, 2001
	Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net realized and unrealized gains (losses)on securities available for sale	$569	$(208)	$361
Less adjustment for net securities gains (losses) realized in net income	7	(3)	4
Other comprehensive income (loss)	$562	$(205)	$357

	Three Months Ended September 30, 2000
	Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net realized and unrealized gains (losses)on securities available for sale	$746	$(275)	$471
Less adjustment for net securities gains (losses) realized in net income	----	----	----
Other comprehensive income (loss)	$746	$(275)	$471

	Nine Months Ended September 30, 2001
	Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net realized and unrealized gains (losses)on securities available for sale	$1,394	$(510)	$884
Less adjustment for net securities gains (losses) realized in net income	7	(3)	4
Other comprehensive income (loss)	$1,387	$(507)	$880

	Nine Months Ended September 30, 2000
	Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
Net realized and unrealized gains (losses) on securities available for sale	$639	$(233)	$406
Less adjustment for net securities gains (losses) realized in net income	(13)	5	(8)
Other comprehensive income (loss)	$652	$(238)	$414

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

SUMMARY

	Quarter ended		Percent Change	Nine months ended		Percent Change
	September 30,			September 30,
Earnings	2001	2000		2001	2000
	(dollars in thousands, except per share data)
Total revenue	5,521	$4,911	12.44%	$16,129	$13,995	15.25%
Net income	300	248	21.41%	931	825	12.94%
Basic earnings per share	$0.73	$0.43	68.62%	$1.83	$1.44	27.19%

	Quarter ended		Basis Point Change	Nine months ended		Basis Point Change
	September 30,			September 30,
Key Ratios	2001	2000		2001	2000
Return on average assets (1)	0.48%	0.43%	0.05%	0.49%	0.49%	0.0%
Return on average equity (1)	9.11%	5.55%	3.56%	7.64%	6.23%	1.41%
Average equity to assets	5.30%	7.66%	(2.36)%	6.40%	7.84%	(1.44)%
Tier 1 leverage ratio	5.33%	7.03%	(1.94)%
Tier 1 risk-based capital ratio	6.73%	9.63%	(3.27)%
Total risk-based capital ratio	10.15%	10.86%	(0.71)%
Dividend payout ratio	34.25%	57.76%	(23.51)%	40.89%	52.00%	(11.11)%
Net interest margin	3.69%	4.11%	(0.42)%	3.78%	4.17%	(0.39)%
Efficiency ratio	79.93%	80.20%	(0.27)%	78.80%	78.07%	0.73%

(1)  Reported on an annualized basis.

RESULTS OF OPERATION

Earning Assets

Average earning assets of the Corporation for the first nine months of 2001 increased 13.47% or $27.9 million to $235.0 million from $207.1 million at September 30, 2000.  Earning assets increased primarily due to planned loan growth.  On February 22, 2001, the Company issued $9.3 million of junior subordinated debentures to it's subsidiary, Illini Statutory Trust I which completed a $9.0 million sale of trust preferred stock.

As discussed in the asset quality section of this Form 10-QSB, management has actively pursued the improvement of the asset quality of all earning assets, loans, and investment securities.

Average net loans increased to $187.5 million for the three months ended September 30, 2001 compared to $153.1 million for the same period in 2000.  The increase of $34.4 million for the three months ended September 30, 2001 as compared to the same period for 2000 was primarily due to an increase of $35.7 million in commercial loans, including commercial real estate loans, a decrease of $<1.8> million in residential loans, a decrease of $<1.1> million in agriculture loans, including agriculture real estate, and an increase of $1.9 million in consumer loans.  The average yield on the loan portfolio, net of the allowance for loan losses, decreased 47 basis points to 8.48% for the three months ended September 30, 2001, compared to 8.95% for the three months ended September 30, 2000.

Average net loans increased to $177.7  million for the nine months ended September 30, 2001 compared to $143.6 million for the same period in 2000.  The increase of $34.1 million for the nine months ended September 30, 2001 as compared to the same period in 2000 was primarily due to an increase of $31.6 million in commercial loans, including commercial real estate loans, $0.2 million in residential loans, $0.6 million in agriculture loans, including agriculture real estate, and $2.0 million in consumer loans.  The average yield on the loan portfolio, net of the allowance for loan losses, decreased 15 basis points to 8.70% for the nine months ended September 30, 2001, compared to 8.85% for the nine months ended September 30, 2000.

Average investment securities decreased $5.8 million and $7.0 million for the three and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000.  The average yield of the investment securities portfolio was 6.72% and 6.77% for the three and nine months ended September 30, 2001, respectively, an decrease of 1 and an increase of 18 basis points as compared to the same periods in 2000.  The decrease in investments from September 30, 2000 to September 30, 2001 is a result of the increase in loan growth, and is consistent with management's intent to maintain a balance in the investment portfolio to support basic surplus, which is used as a measurement of liquidity.

Funding

The most important and stable source of funding is core deposits, considered by management to include non-interest bearing demand deposits, NOW and money market accounts, savings deposits and time deposits under $100,000.  Average core deposits for the nine months ended September 30, 2001 increased 7.19% or $12.8 million to $190.8 million from $178.0 million for the nine months ended September 30, 2000.  The average rate paid on total interest bearing liabilities for the nine months ended September 30, 2001 increased 12 basis points to 4.82% when compared to 4.70% for the nine months ended September 30, 2000.  The average rate paid on preferred securities of trust subsidiary for the nine months ended September 30, 2001 was 9.27%.  The average balance for the Corporation is based on a monthly average balance verses a daily average balance.

The increase in average core deposits for the nine months ended September 30, 2001 as compared to the same period in 2000 has provided a low cost funding source for the growth in the loan portfolio.  In addition to federal funds purchased, Illini Bank and Camp Point maintain an overnight federal funds line of credit with an unaffiliated financial institution and a line of credit with the Federal Home Loan Bank of Chicago.

Net Interest Income/Net Interest Margin

The operating results of the Corporation are highly dependent on net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Net interest income is determined by the difference between yields earned on assets and rates paid on liabilities and the relative amounts of interest-earning assets and interest-bearing liabilities.

Interest income, on a fully taxable equivalent basis, was $4.9 million and $14.4 million for the three and nine months ended September 30, 2001, respectively, compared to $4.5 million and $12.7 million for same periods in 2000, respectively.  Interest expense was $2.6 million and $7.8 million for the three and nine months ended September 30, 2001, respectively, compared to $2.3 million and $6.2 million for the same periods in 2000, respectively.  An increase in interest income and interest expense resulted in a $0.2 million increase in net interest income for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000.

Net interest margin for the nine months ended September 30, 2001 of 3.78% down from 4.17% reported for the same period in 2000.  The decrease in the net interest margin is primarily due to interest bearing liabilities repricing at higher rates.  Management will continue to structure the balance sheet to provide insulation for extreme interest rate changes.  Management continues to focus on increasing the loan portfolio without jeopardizing the enhanced liquidity that has been gained in prior periods.

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

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Quarter ended September 30,
	2001				2000
		Percent	Interest	Average		Percent	Interest	Average
	Average	of Total	Income/	Yield/	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate	Balance	Assets	Expense	Rate
	(dollar in thousands)

ASSETS

Interest-earning assets:
Short-term investments	$9,732	3.6%	$96	3.93%	$4,384	1.9%	$75	6.83%
Investment securities (3)
Taxable	37,008	13.9	570	6.16	43,571	18.9	692	6.35
Tax-exempt (1)	12,855	4.8	267	8.31	12,100	5.2	245	8.08
Total securities	49,863	18.7	837	6.72	55,671	24.1	937	6.73
Loans
Commercial (1)	35,274	13.2	737	8.29	24,751	10.7	573	9.19
Agriculture	13,441	5.0	239	7.04	14,138	6.1	291	8.16
Real estate:
Commercial	87,024	32.6	1,860	8.48	61,900	26.8	1,386	8.88
Agriculture	7,397	2.8	156	8.36	7,836	3.4	183	9.27
Residential	32,342	12.1	681	8.36	34,114	14.8	716	8.32
Consumer, net	13,473	5.1	298	8.78	11,642	5.0	269	9.16
Credit card	822	0.3	36	17.38	711	0.3	35	19.34
Total loans	189,773	71.0	4,007	8.38	155,092	67.1	3,453	8.83
Allowance for loan losses	(2,321)	(0.9)			(1,997)	(0.9)
Net loans (1) (2)	187,452	70.2	4,007	8.48	153,095	66.2	3,453	8.95
Total interest-earning assets	247,047	92.5	$4,940	7.93%	213,150	92.2	$4,465	8.31%
Cash and due from banks	5,605	2.1			6,185	2.7
Premises and equipment	7,212	2.7			7,088	3.1
Other real estate owned	497	0.2			420	0.2
Other assets (3)	6,679	2.5			4,140	1.8
Total assets	$267,040	100.0%			$230,983	100.0%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$28,497	10.7%			$29,119	12.6%
Interest-bearing demand	62,397	23.4	$487	3.09%	53,531	23.2	$554	4.10%
Savings	17,418	6.5	76	1.74	17,721	7.7	90	2.00
Time deposits, less than $100,000	94,949	35.5	1,299	5.43	80,734	34.9	1,177	5.78
Total core deposits	203,261	76.1	1,862	3.63	181,105	78.4	1,821	3.99
Time deposits, $100,000 and over	28,741	10.7	368	5.08	24,764	10.7	343	5.50
Total deposits	232,002	86.8	2,230	3.81	205,869	89.1	2,164	4.17
Short-term debt	482	0.2	6	4.78	2,248	1.0	43	7.63
Long-term debt	9,217	3.5	171	7.38	2,957	1.3	51	6.78
Total interest-bearing liabilities	213,204	79.8	2,407	4.48	181,955	78.8	2,258	4.92
Other liabilities	3,253	1.2			2,216	0.9
Total liabilities	244,954	91.7			213,290	92.3
Preferred securities of trust subsidiary (4)	9,000	3.4	232	10.21	----	----	----	----
Shareholders’ equity	13,086	4.9			17,693	7.7
Total liabilities and shareholders’ equity	$267,040	100.0%			$230,983	100.0%
Net interest margin			$2,301	3.69%			$2,207	4.11%

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

(2)       Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $109,000 in 2001 and $94,000 in 2000.

(3)       Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(4)       The average balance for the Corporation is based on a monthly average balance verses a daily average balance.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Nine months ended September 30,
	2001				2000
		Percent	Interest	Average		Percent	Interest	Average
	Average	of Total	Income/	Yield/	Average	of Total	Income/	Yield/
	Balance	Assets	Expense	Rate	Balance	Assets	Expense	Rate
	(dollars in thousands)

ASSETS

Interest-earning assets:
Short-term investments	$7,365	2.9%	$294	5.34%	$6,601	2.9%	$310	6.26%
Investment securities (3)
Taxable	37,184	14.6	1,744	6.25	46,348	20.6	2,201	6.33
Tax-exempt (1)	12,769	5.0	792	8.27	10,566	4.7	613	7.73
Total securities	49,953	19.6	2,536	6.77	56,914	25.3	2,814	6.59
Loans
Commercial (1)	31,923	12.6	2,071	8.68	23,048	10.3	1,586	9.17
Agriculture	13,538	5.3	774	7.65	12,885	5.7	816	8.44
Real estate:
Commercial	80,768	31.7	5,222	8.64	58,005	25.8	3,796	8.72
Agriculture	7,382	2.9	475	8.61	7,398	3.3	486	8.75
Residential	32,740	12.9	2,075	8.47	32,539	14.5	2,016	8.25
Consumer, net	12,841	5.0	850	8.85	10,933	4.9	753	9.18
Credit card	796	0.3	103	17.24	685	0.3	92	17.87
Total loans	179,988	70.7	11,570	8.59	145,493	64.8	9,545	8.74
Allowance for loan losses	(2,258)	(0.9)			(1,879)	(0.8)
Net loans (1) (2)	177,730	69.8	11,570	8.70	143,614	64.0	9,545	8.85
Total interest-earning assets	235,048	92.3	$14,400	8.19%	207,129	92.2	$12,669	8.15%
Cash and due from banks	5,967	2.3			6,100	2.7
Premises and equipment	6,925	2.7			7,278	3.2
Other real estate owned	465	0.2			548	0.2
Other assets (3)	6,253	2.5			3,778	1.7
Total assets	$254,658	100.0%			$224,833	100.0%

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing deposits	$27,762	10.9%			$29,382	13.1%
Interest-bearing demand	58,623	23.0	$1,566	3.57%	52,340	23.3	$1,503	3.82%
Savings	17,089	6.7	243	1.90	18,330	8.2	275	2.00
Time deposits, less than $100,000	87,369	34.3	3,734	5.71	77,992	34.7	3,286	5.61
Total core deposits	190,843	74.9	5,543	3.88	178,044	79.3	5,064	3.79
Time deposits, $100,000 and over	27,894	11.0	1,122	5.38	24,059	10.7	976	5.40
Total deposits	218,737	85.9	6,665	4.07	202,103	90.0	6,040	3.98
Short-term borrowings	1,298	0.5	70	7.22	1,765	0.8	102	7.73
Long-term debt	7,707	3.0	473	8.21	993	0.4	51	6.78
Total interest-bearing liabilities	199,980	78.5	7,208	4.82	175,479	78.1	6,193	4.70
Other liabilities	2,621	1.1			2,345	1.0
Total liabilities	230,363	90.5			207,206	92.2
Preferred securities of trust subsidiary (4)	8,000	3.1	555	9.27	----	----	----	----
Shareholders’ equity	16,295	6.4			17,627	7.8
Total liabilities and shareholders’ equity	$254,658	100.0%			$224,833	100.0%
Net interest margin			$6,637	3.78%			$6,476	4.17%

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

(2)       Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $277,000 in 2001 and $266,000 in 2000.

(3)       Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(4)       The average balance for the Corporation is based on a monthly average balance verses a daily average balance.

Net Interest Income – Rate/Volume Variance Analysis(*)

	Quarter ended September 30, 2001
	as compared to
	quarter ended September 30, 2000
	Changes in	Volume	Rate
	Income/Expense	Effect	Effect
	(dollars in thousands)
Short-term investments	$21	$92	$(71)
Investment securities:
Taxable	(122)	(105)	(17)
Tax-exempt	22	15	7
Total securities	(100)	(90)	(10)
Loans:
Commercial	164	244	(80)
Agriculture	(52)	(14)	(38)
Real Estate:
Commercial	474	562	(88)
Agriculture	(27)	(10)	(17)
Residential	(35)	(37)	2
Consumer, net	29	42	(13)
Credit card	1	5	(4)
Total loans	554	792	(238
Total interest income	475	794	(319)

Interest bearing demand	(67)	916	(983)
Savings	(14)	(1)	(13)
Time deposits, less than $100,000	122	207	(85)
Total core deposits	41	1,122	(1,081)
Time deposits, $100,000 and over	25	55	(30)
Total deposits	66	1,177	(1,111)
Short-term debt	(37)	(340)	303
Long-term debt	352	1,070	(718)
Total borrowed funds	315	730	(415)
Total interest expense	381	1,907	(1,526)

Net interest income (expense)	$94	$(1,113)	$1,207

(*)  Fully taxable equivalent basis

NOTE:  The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

Net Interest Income – Rate/Volume Variance Analysis(*)

	Nine months ended September 30, 2001
	as compared to
	nine months ended September 30, 2000
	Changes in	Volume	Rate
	Income/Expense	Effect	Effect
	(dollars in thousands)
Short-term investments	$(16)	$36	$(52)
Investment securities:
Taxable	(457)	(434)	(23)
Tax-exempt	179	127	52
Total securities	(278)	(307)	29
Loans:
Commercial	485	609	(124)
Agriculture	(42)	41	(83)
Real Estate:
Commercial	1,426	1,485	(59)
Agriculture	(11)	(1)	(10)
Residential	59	12	47
Consumer, net	97	131	(34)
Credit card	11	15	(4)
Total loans	2,025	2,292	(267)
Total interest income	1,731	2,021	(290)

Interest bearing demand	63	180	(117)
Savings	(32)	(186)	154
Time deposits, less than $100,000	448	393	55
Total core deposits	479	387	92
Time deposits, $100,000 and over	146	155	(9)
Total deposits	625	542	83
Short-term debt	(32)	(27)	(5)
Long-term debt	977	341	636
Total borrowed funds	945	314	631
Total interest expense	1,570	856	714

Net interest income (expense)	$161	$1,165	$(1,004)

(*)  Fully taxable equivalent basis

NOTE:    The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

Noninterest Income

	Three months ended		Percent	Nine months ended		Percent
	September 30,		Change	September 30,		Change
	2001	2000	2001/2000	2001	2000	2001/2000
	(dollars in thousands)
Service charges on deposit accounts	$338	$358	(5.6)%	$1,037	$1,021	1.6%
Other fee income	77	73	5.5	225	214	5.1
Mortgage loan servicing fees	61	47	29.8	199	162	22.8
Gain on sale of mortgage loans	140	5	2,700.0	396	16	2,375.0
Securities gains (losses)	7	---	N.M.	7	(13)	153.8
Gains on sales of other real estate	23	5	360.0	33	15	120.0
Other	28	40	(30.0)	104	121	(14.0)
	$674	$528	27.7%	$2,001	$1,536	30.3

The noninterest income increased $146,000 and $465,000 for the three and nine months ended September 30, 2001, respectively, when compared to the same periods in 2000.  The increase in noninterest income is due to continued growth in transaction accounts, and the gain on sale of mortgage loans due to increased refinancing in the residential real estate market, caused by lower interest rates.

Noninterest Expense

	Three months ended		Percent	Nine months Ended		Percent
	September 30,		Change	September 30,		Change
	2001	2000	2001/2000	2001	2000	2001/2000
	(dollars in thousands)
Salaries and employee benefits	$1,035	$937	10.5%	$3,049	$2,740	11.3%
Net occupancy expense	193	209	(7.7)	581	619	(6.1)
Equipment expense	87	104	(16.3)	281	310	(9.4)
Data processing	241	173	39.3	615	543	13.3
Supplies	54	45	20.0	147	124	18.5
Communication and transportation	150	120	25.0	366	353	3.7
Marketing and advertising	74	58	27.6	198	161	23.0
Correspondent and processing fees	79	72	9.7	226	199	13.6
Loan and other real estate owned expenses	14	15	(6.7)	88	50	76.0
Professional fees	254	316	(19.6)	697	695	0.3
Regulatory fees	22	22	0.0	100	77	29.9
Other	176	123	43.1	459	384	19.5
	$2,379	$2,194	8.4%	$6,807	$6,255	8.8%

Salaries and employee benefits increased $98,000 and $309,000 for the three and nine months ended September 30, 2001, respectively, when compared to the same periods in 2000.  This increase is a result of increased incentive pay, increased insurance benefits for employees, and normal cost of living increases to overall base salaries.

Net occupancy expense decreased $16,000 and $38,000 for the three and nine months ended September 30, 2001 when compared to the same periods in 2000.  The decrease in occupancy expense is a result of consolidations of several older branches, and sale of Menard County branches

Data Processing expense increased $72,000 for the nine months-ended September 30, 2001 when compared to the same period in 2000.  The increase is due to costs of a systems conversion upgrading of the information and processing system.

Professional fees continue to be significant in total due to legal proceedings as noted in Part II.  Regulatory fees increased $23,000 for the nine months ended September 30, 2001, when compared to the same periods in 2000.  The increase is due to higher deposit insurance assessments caused by growth in deposits.

Other operating expenses increased $50,000 and $62,000 for the three and nine months ended September 30, 2001, respectively, when compared to the same periods in 2000.  The increase is due to travel expense related to the system upgrades, and write downs on old equipment.

CREDIT QUALITY

Gross loans totaled $193.3 million at September 30, 2001, an increase of $24.3 million, or 14.38%, from $169.0 million at December 31, 2000.  The provision for loan losses has decreased to $280,000 for the nine months ended September 30, 2001 as compared to $405,000 for the same period in 2000.  At September 30, 2001 the allowance as a percent of total loans decreased to 1.23% as compared to 1.30% at December 31, 2000.  The decrease is a result of the growth in the loan portfolio.  Management believes the allowance for loan losses is adequate to support any anticipated losses.

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
	(dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$2,318	$1,910	$2,188	$1,696
Provision charged to expense	90	135	280	405
Charge-offs	51	36	138	127
Less: recoveries	16	69	43	104
Net charge-offs	35	(33)	95	23
Balance at end of period	$2,373	$2,078	$2,373	$2,078
Net Charge-Off Ratios (1):
Commercial	0.14%	(0.40)%	0.09%	(0.06)%
Real Estate	0.01	(0.07)	0.04	0.01
Installment	0.30	0.66	0.16	0.21
Credit Cards	1.95	2.17	1.10	2.41
Totals	0.07%	(0.08)%	0.07%	0.02%

(1) Ratios to average loans are presented on  an annualized basis

Illini Corporation’s primary business of making commercial, real estate, and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers, which are beyond the control of the Corporation.  Accordingly, a significant factor in the Corporation’s past and future operating results is the level of the provision for loan losses.  The provision for loan losses is down 33.3% and 30.9% for the three and nine months ended September 30, 2001, respectively, as compared to the comparable periods in the prior year.  Net charge-offs increased to $68,000 for the three months ended September 30, 2001, and increased $72,000 for the nine months ended September 30, 2001

Management feels that credit quality systems and controls, along with the creation of a formalized credit administration function, improves  credit quality.  Illini Corporation has a 1.23% allowance to gross loans ratio as of September 30, 2001 compared to 1.30% and 1.32% as of December 31, 2000 and September 30, 2000, respectively.

At September 30, 2001, impaired loans totaled $4.4 million, of which $1.1 million of loans are not past due 90 days, compared to $772,000, which were not past due 90 days, at December 31, 2000.  The majority of the increase in impaired loans is due to three commercial real estate loans totaling $1.1 million, and five commercial loans totaling $3.3 million.  The three commercial real estate loans are secured by first mortgages with a loan to value of less than 85%.  Management is working closely with the borrower to bring these loans into compliance with the terms of the debt instruments.  The five commercial loans are secured by inventory, cash value of life insurance, second mortgages on real estate, and personal guarantees of the borrowers.  Management is working to liquidate collateral, and has allocated specific reserves to cover any losses.

	September 30,	December 31,	September 30,
Credit Quality	2001	2000	2000
	(dollars in thousands)
Nonperforming assets:
Loans delinquent over 90 days, still accruing interest	$0	$0	$0
Nonaccrual	3,287	772	763
Renegotiated	0	0	32
Other real estate owned	423	359	426
Total nonperforming assets	$3,710	$1,131	$1,221

Key ratios:
Nonperforming loans to ending loans	1.70%	0.46%	0.48%
90 days delinquent to ending loans	0.00	0.00	0.00
Allowance to ending loans	1.23	1.30	1.32
Allowance to nonperforming loans	72.19	283.49	261.38

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

CAPITAL RESOURCES

The current economic and regulatory environment places increased emphasis on capital strength.  A strong capital position, which is vital to the continued profitability of Illini Corporation, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization.  Illini Corporation has satisfied its capital requirements principally through the retention of earnings.  At September 30, 2001, Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 6.73%, 10.15% and 5.33%, respectively, as compared to 9.63%, 10.87% and 7.27% for the period ending December 31, 2000.  The decrease is due to the repurchase of 160,088 shares of Illini stock from the Noll family, as described on Form 8-K filings dated May 2, 2001 and June 13, 2001.  The decrease in capital was offset by the increase in a preferred security issued by the trust subsidiary, Illini Statutory Trust I, which was completed February 22, 2001.  Per regulation 25% of the Tier I capital ratio can be comprised of the trust preferred issue.  For a further explanation please refer to Section 2 under the heading Recent Development.    As of September 30, 2001, the Corporation and subsidiary banks met the criteria to be classified as “well capitalized.”

Earnings retention is affected by the board of director’s declaration of cash dividends.  The dividend payout ratio is an indicator of the level of earnings retained.  The Board of Directors of the Corporation considers the capital strength of the Corporation and the banks in determining the appropriate level of cash dividends to be paid to shareholders.  The dividend payout ratio for the three and nine months ended September 30, 2001 was 34.25% and 40.89%, respectively as compared to 57.76% and 52.00% for the three and nine months ended September 30, 2000.

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

Illini Corporation uses a comprehensive analysis of its asset/liability function, including a review of its funds management policy and its principal measure of liquidity.  The Corporation implemented a new measure of liquidity measurement, called “Basic Surplus,” which redefines liquid assets as the total assets held by the Corporation which can be converted to cash in thirty days or less, reduced by short term liabilities.  As of September 30, 2001, the most recent calculation, Illini Corporation’s core liquidity was $27.1 million, or 11.74% of total average assets.

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

                On July 31, 2000, the Appellate Court issued an order reversing the trial court’s order granting summary judgment to Illini Corporation and remanding the case for trial.  The Appellate Court found that genuine issue of material fact remained concerning whether the Illini Corporation board of directors acted in good faith (1) in determining on April 30, 1998 that Ida Noll’s acquisition of shares w-as inadvertent and (2) in amending the agreement on June 30, 1998.  The Appellate Court also reversed the trial court’s order denying Quinn’s request for costs, expenses and attorneys fees, finding that the fee provision of the Rights Agreement did not require one who brought an action to enforce the agreement to prevail in that action in order to recover fees.  As of June 30, 2001, Illini Corporation has accrued its best estimate as a contingency reserve for this litigation to cover expenses and attorneys fees, although such amounts shall be subject to further discovery.

The case has been remanded to the trial court.  The trial court has permitted Quinn to add Mrs. Noll as a party to the action.  Quinn subsequently filed a motion to compel an additional deposition of Burnard K. McHone, President, Illini Corporation, with respect to a certain Stock Purchase Agreement pursuant to which shares owned by Mrs. Noll’s family were redeemed by Illini Corporation.  The trial court denied the motion to compel finding that Quinn failed to show any basis that the Stock Purchase Agreement was relevant to her claims in the lawsuit.  A motion has been filed to require the addition of a necessary party.  A hearing on the motion is set for November 15, 2001.

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

Item 2     Changes in Securities - none

Item 3     Defaults Upon Senior Securities – none

Item 4     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on September 20, 2001, for the purpose of electing five directors each to serve a term of three years and ratifying the appointment of two directors to fill unexpired terms and ratifying the appointment of BKD,LLP (formerly known as Olive,LLP) as the Company’s independent auditors for fiscal year ending December 31, 2001.  Proxies for the meeting were solicited by management pursuant to Regulation 14A under Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitation.

   All five of Management’s nominees for director listed in the proxy statement were elected.  The results of the vote were as follows:

	Shares		Broker
	Voted	Shares	Non
	“For”	“Withheld”	Votes
William McCubbin	318,815	1,890	7,064
Burnard K. McHone	318,278	1,890	7,064
Robert F. Olson	318,944	1,890	7,064
Jane Schachtsiek	318,378	1,890	7,064
N.Ronald Thunman	318,815	1,890	7,064

The appointment of Anthony F. Liberatore and Jesse A. Werner, Jr. to fill the unexpired terms was ratified.  The result of the vote were as follows:

Shares
Voted	Shares
“For”	“Withheld”	“Abstain”
317,819	2,303	414

The following persons continued their terms of office as directors of the Company following the Annual Meeting: Thomas A. Black, Lawrence B. Curtin, William N. Etherton, John H. Pickrell.

The appointment of BKD LLP(formerly know as Olive,LLP)as the Company’s auditors for the fiscal year ending December 31, 2001, was ratified.  The results of the vote were as follows:

	“For”	“Against”	“Abstain”
Ratification of BKD,LLP	317,320	2,128	1,088

Item 5    Other Information - none

Item 6    Exhibits and Reports on Form 8-K

(a)    Exhibits:

The Exhibits filed herewith are set forth in the Exhibit Index filed as a part of these Form 10-QSB.

(b)    Reports on Form 8-K :

There were no reports on Form 8-K filed for the quarter ended September 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Illini Corporation
(Registrant)

By: /s/ Burnard K. McHone	November 13, 2001
Burnard K. McHone	Date signed
President

By: /s/ Deann Hager	November 13, 2001
Deann Hager	Date signed
Finance Manager

EXHIBIT INDEX

Number	Description

(none)	(none)