Form 10KSB40
period 2001-12-31
ILLINI CORP
filed 2002-03-26
CIK 730037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934 (Fee Required)

☐	Transition Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934 (No Fee Required)

For the fiscal year ended December 31, 2001

Commission file number 0-13343

ILLINI CORPORATION

(Name of small business issuer in its charter)

Illinois
(State of Incorporation)

37-1135429
(I.R.S. Employer I.D. No.)

3200 West Iles Avenue
Springfield, Illinois 62707
(Address of principal executive offices and zip code)

Issuer’s telephone number
(217) 787-5111

Securities registered pursuant to Section 12(b) of

the Exchange Act:

None

Securities registered pursuant to Section 12(g) of

the Exchange Act:

Common Stock, par value $10.00 per share

(Title and Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒     No    ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

The Registrant’s revenues for fiscal year 2001 were $21,664,000.

On March 1, 2002, 411,701 shares of common stock were outstanding.  The aggregate market value of such shares held by non-affiliates of the registrant was approximately $10,292,525 (based on the average of the bid and asked prices of securities traded as of March 1, 2002).

TABLE OF CONTENTS

Part I
1.	Description of Business
2.	Description of Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

Part II
5.	Market for Common Equity and Related Stockholder Matters
6.	Management’s Discussion and Analysis of Financial Condition & Results of Operations
7.	Financial Statements
8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Part III
9.	Directors, Executive Officers, Promoters and Control Persons
10.	Executive Compensation
11.	Security Ownership of Certain Beneficial Owners and Management
12.	Certain Relationships and Related Transactions
13.	Exhibits and Reports on Form 8-K

Signatures

PART I

ITEM 1. - DESCRIPTION OF BUSINESS

Illini Corporation (or “Corporation”), a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of the State of Illinois in 1983.  Illini Corporation presently operates three wholly owned subsidiaries, Illini Bank, with 13 locations throughout four counties in central Illinois, Farmers State Bank of Camp Point, Camp Point, Illinois and Illini Statutory Trust I.  Illini Corporation’s executive offices are located at 3200 West Iles Avenue, Springfield, Illinois 62707, and its telephone number is 217/787-5111.

Illini Corporation’s management philosophy is to centralize overall corporate policies, procedures, and administrative functions and to provide operational support for the subsidiary banks.  While each location is allowed flexibility in responding to local market conditions and customer and community needs, Illini Corporation operates as a single business segment.  Illini Corporation is committed to being a well managed, profitable financial institution providing a broad range of financial services and products, as well as contributing to the economic and social environment of its communities.

Illini Statutory Trust I is a special purpose subsidiary created for the sole purpose of issuing cumulative trust preferred securities.  Illini Corporation owns all of the securities of IST that possess general voting powers. The preferred securities, issued through an underwritten pooled public offering on February 22, 2001, were sold at their $1,000 par value. IST issued 9,279 shares of the preferred securities bearing a dividend rate of 10.2% for net proceeds of $9 million, after deducting underwriting commissions and other costs. IST invested the proceeds in Illinois Corporation junior subordinated debentures, which also have an interest rate of 10.2%.  IST’s sole asset is the holding company’s junior subordinated debt.

Illini Bank  (“Illini”) is an Illinois state bank, which had total assets of $236.7 million at December 31, 2001.  Illini maintains 13 banking facilities in the following Illinois communities: Springfield, Lincoln, Auburn, Danvers, Divernon, Elkhart, Hudson, Mechanicsburg, Sherman, and Stonington.  Farmers State Bank of Camp Point (“Camp Point”) is an Illinois state bank, which had total assets of $36.7 million at December 31, 2001.  Camp Point maintains one banking facility located in Camp Point, Illinois.

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

Illini and Camp Point’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) under the Bank Insurance Fund (“BIF”) to the maximum amount allowed by law.  Illini Corporation is supervised and regulated by the Board of Governors of the Federal Reserve (“FRB”) and Illini and Camp Point are supervised and regulated by the FDIC and the Office of Banks and Real Estate of the State of Illinois.

•           Competition

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

The subsidiary banks are subject to competition from other financial institutions and credit unions.

•              Supervision and Regulation - General

Various federal and state banking laws and regulations affect the business of Illini Corporation.  Illini Corporation is subject to supervision, regulation, and periodic examination by the Board of Governors of the FRB.  Illini Corporation’s subsidiary banks are subject to supervision, regulation, and periodic examinations by the Commissioner of Banks and Real Estate and the FDIC.  The following is a summary of certain statutes and regulations affecting Illini Corporation, Illini and Camp Point.  This summary is qualified in its entirety by such statutes and regulations, which are subject to change based on pending and future legislation and action by regulatory agencies.  Proposals to change the laws and regulations governing the operation of banks and companies which control banks and other financial institutions are frequently raised in Congress.  The likelihood of any major legislation and the impact such legislation might have on Illini Corporation, Illini or Camp Point is, however, impossible to predict.

•              The Bank Holding Company Act

As a bank holding company, Illini Corporation is subject to regulation by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  The BHCA restricts the product range of a bank holding company by circumscribing the types of businesses it may own or acquire.  The BHCA limits a bank holding company to owning and managing banks or companies engaged in activities determined by the FRB to be closely related to banking.  As described more fully in the “Recent Developments” section immediately following, a bank holding company that becomes a financial holding company may engage in additional activities.

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

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), since September 29, 1995, the FRB is permitted, under specified circumstances, to approve the acquisition by a bank holding company located in one state of a bank or a bank holding company located in another state, without regard to most prohibitions contained in state law.

The Riegle-Neal Act permits states to require that a target bank have been in operation for a minimum period, up to five years, and to impose non-discriminatory limits on the percentage of the total amount of deposits with insured depository institutions in the state which may be controlled by a single bank or bank holding company.  In addition, the Riegle-Neal Act imposes federal deposit concentration limits (10% of nationwide total deposits, and 30% of total deposits in the host state on applications subsequent to the applicant’s initial entry to the host state), and adds new statutory conditions to FRB approval, e.g., the applicant is adequately capitalized and adequately managed.

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

The Gramm-Leach-Bliley Act (“GLB Act”) was enacted in November 1999.  Under the GLB Act, bank holding companies that meet certain standards are permitted to engage in a wider range of activities than has been permitted up to now, including securities and insurance activities.  Specifically, a bank holding company that elects to become a “financial holding company” may engage in any activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is (i) financial in nature or incidental thereto, or (ii) complementary to any such financial-in-nature activity, provided that such complementary activity does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.  A bank holding company may elect to become a financial holding company only if each of its depository institution subsidiaries is well-capitalized, well-managed, and has a Community Reinvestment Act rating of “satisfactory” or better at its most recent examination.

This law specifies many activities that are financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in, or making a market in securities; and those activities currently permitted for bank holding companies that are so closely related to banking, or managing or controlling banks, as to be proper incident thereto.

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

The GLB Act affects many other changes to federal law applicable to Illini Corporation, Illini, and Camp Point.  One of these changes is a requirement that financial institutions take steps to protect customers’ “nonpublic personal information.”  Regulations involving "nonpublic personal information" were promulgated in November 2000, and compliance by financial institutions was required by June 30, 2001.  Illini has taken the required steps to protect customers’ nonpublic personal information.

•              Dividend Restrictions

Illini Corporation’s principal source of income is the payment of dividends on the stock of the banks owned by Illini Corporation.  Illinois law restricts the Bank’s ability to pay these dividends.  Under the Illinois Banking Act, no dividend may be declared by an Illinois state-chartered bank (i) except out of the bank’s net profits and (ii) unless the bank has transferred to surplus at least one-tenth of its net profits since the date of the declaration of the last preceding dividend, until the amount of its surplus is at least equal to its capital.  Net profits under the Illinois Banking Act must be adjusted for losses and bad debts (i.e. debts owing to the bank on which interest is past due and unpaid for a period of six months or more unless such debts are well secured and in the process of collection).

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), no insured depository institution may declare any dividend if, following the payment of such dividend, the institution would be undercapitalized.

•              Transactions with Affiliates and Insiders

Illini Bank, Camp Point and Illini Corporation are affiliates of each other and, as such, are subject to certain federal restrictions on loans and extensions of credit to Illini Corporation, on investments in Illini Corporation and its affiliates’ securities, on acceptance of such securities as collateral for loans to any borrower and on leases and services and other contracts between the banks and Illini Corporation.  Additionally, regulations allow each Bank to extend credit to the executive officers, directors, and principal shareholders or their related interests only if the loan is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-insiders.  Moreover, loans to insiders must not involve more than the normal risk or repayment or present other unfavorable features and must, in certain circumstances, be approved in advance by a majority of the entire board of directors of each bank.  The aggregate amount that can be lent to all insiders is limited to each banks unimpaired capital and surplus.  There are additional limitations on the amount of loans that can be made to each banks’ executive officers.

•              Deposit Insurance

Deposits held by Illini and Camp Point are insured, to the extent permitted by law, by the Bank Insurance Fund (“BIF”) administered by the FDIC.  A minimum designated reserve ratio of 1.25 percent of insured deposits has been established for the BIF.  However, the FDIC may set a higher designated reserve ratio if circumstances raise a significant risk of substantial future losses to the BIF.  Assessment rates are established sufficient to maintain reserves at the designated reserve ratio or, if the ratio is less than the designated ratio, to increase the ratio to the designated ratio within a reasonable period of time.

As required under FDICIA, the FDIC has established a system of risk-based deposit insurance premiums.  Under this system each insured institution’s assessment is based on the probability that the BIF will incur a loss related to that institution, the likely amount of the loss, and the revenue needs of the BIF.

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

In addition, pursuant to the Deposit Insurance Funds Act of 1996, the FDIC imposed a special assessment on bank deposits at a rate not tied to risk classification in order to service debt on the Financing Corporation (FICO) bonds issued in connection with the federal government’s bail out of the thrift industry.  Any further significant changes in the deposit insurance assessment rate imposed by the FDIC could have a material effect on the earnings of Illini Corporation.

•              Capital Requirements

The FRB has imposed risk-based capital guidelines applicable to Illini Corporation.  These guidelines require that bank holding companies maintain capital commensurate with both on and off balance sheet credit and other risks of their operations.  Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets of 8 percent.  In addition, a bank holding company must maintain a minimum ratio of Tier 1 capital equal to 4 percent of risk-weighted assets.  Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill.  As a supplement to risk-based capital requirements, the FRB has also imposed leverage capital ratio requirements.  The leverage ratio requirements establish a minimum required ratio of Tier 1 capital to total assets less goodwill of 3 percent for the most highly rated bank holding companies.  All other bank holding companies are required to maintain additional Tier 1 capital yielding a leverage ratio of 4 percent to 5 percent, depending on the particular circumstances and risk profile of the institution.  Refer to the Capital Resources Section of Item 6 and Note 17 included under Item 7 for a summary of Illini Corporation’s capital ratios as of December 31, 2001 and 2000.

Each bank is also subject to risk-weighted capital standards and leverage measures, which are similar, but in some cases not identical, to the requirements for bank holding companies, which apply to Illini Corporation.  At December 31, 2001 Illini and Camp Point met all applicable capital requirements.  Under FDICIA, the federal bank regulators must take various specified prompt corrective actions based on levels of an insured depository institution’s capital that are below the adequately capitalized level.  These prescribed actions increase restrictions on the institution as its capital declines.

•              Safety and Soundness Guidelines

As required by federal law, the federal banking regulators have adopted interagency guidelines (the “Guidelines”) establishing standards for safety and soundness for depository institutions on matters such as internal controls, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth and quality, earnings, and compensation and other benefits.  In general, the Guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve these goals.  If an institution fails to comply with any of the standards set forth in the Guidelines, the institution’s primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance.  Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

The Federal Deposit Insurance Act generally requires all depository institutions to be examined annually by the banking regulators.  Depository institutions with assets of $250 million or less which are well capitalized, well managed, have a CAMELS rating of 1 (or a CAMELS rating of 2 for institutions with assets of $100 million or less), are not subject to a formal enforcement proceeding or order and have not undergone a change in control in the previous twelve months are eligible to be examined every eighteen months.  FDIC regulations also require insured depository institutions having $500 million or more in total assets to prepare annual financial statements which are audited by an independent public accountant, to have an audit committee comprised solely of outside directors, and to hire outside auditors to evaluate the institution’s internal control structure.  For institutions that are subsidiaries of bank holding companies, the financial statement requirement can be satisfied by audited financial statements of the consolidated bank holding company.  Other audit related requirements for subsidiary institutions that have total assets of less than $5 billion or assets of $5 billion or more and a composite CAMELS rating of 1 or 2 also may be satisfied by the parent bank holding company.  The FDIC, in adopting the regulations, reiterated its belief that every depository institution, regardless of size, should have an annual independent audit and an independent audit committee.

•              Monetary Policy and Economic Conditions

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

The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  In view of constantly changing conditions in the national economy and the money market, as well as the effect of acts by the monetary and fiscal authorities, including the FRB, no definitive predictions can be made by Illini Corporation or the banks as to future changes in interest rates, credit availability, deposit levels, or the effect of any such changes on Illini Corporation’s or the banks operations and financial condition.

•              Employees

As of December 31, 2001, Illini Corporation, Illini and Camp Point had 110 total employees and 83 full-time employees.

•              Statistical Disclosure

Consolidated Average Balances, Interest Income/Expense and Yields/Rates
Rate/Volume Variance Analysis
Investment Securities Available for Sale
Investment Securities Available for Sale Maturity Schedule
Loan Portfolio
Selected Loan Maturity and Interest Rate Sensitivity
Nonperforming Assets
Summary of Loan Loss Experience
Allocation of Allowance for Loan Losses
Maturities of Time Deposits
Return on Equity and Assets
Interest Rate Sensitivity Analysis
Noninterest Income
Noninterest Expense

ITEM 2. -DESCRIPTION OF PROPERTIES

Illini Corporation’s corporate offices are located at 3200 West Iles Avenue, Springfield, Illinois.  Illini owns 11 and leases two of the banking offices at which it operates. Illini operates four banking offices in Springfield, Illinois and one each in the following Illinois communities: Auburn, Danvers, Divernon, Elkhart, Hudson, Lincoln, Mechanicsburg, Sherman, and Stonington.  Illini leases space for the banking offices in Lincoln and 615 W. Jefferson, Springfield.  Camp Point owns and operates one office in Camp Point, Illinois, located at 206 E. Wood Street.

ITEM 3. - LEGAL PROCEEDINGS

Mary Quinn v. Illini Corporation and Illinois Stock Transfer Co.,

Sangamon County Case No. 98 CH 240

Illini Corporation adopted a Shareholder Rights Agreement on June 20, 1997, and named Illinois Stock Transfer Company (“ISTC”) as its rights agent thereunder.  Illini Corporation was notified in May 1998 of a threatened complaint against ISTC by an Illini Corporation shareholder.  The shareholder, Mary K. Quinn (“Quinn”), who owns 21 shares of stock in Illini Corporation, filed suit against ISTC on June 9, 1998 in the Seventh Judicial Circuit Court, Sangamon County, Illinois.  Quinn sought to compel ISTC to distribute rights certificates to Illini Corporation’s shareholders and further sought to certify all Illini Corporation shareholders as a class.  Quinn asserted that Ida R. Noll became an acquiring person under the Rights Agreement on April 16, 1998, and that the Rights Agreement was triggered.  ISTC has vigorously contested Quinn’s assertions that Ida R. Noll was an acquiring person, that the Rights Agreement had been triggered, and that ISTC had a duty to distribute rights certificates.

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

On July 31, 2000, the Appellate Court issued an order reversing the trial court’s order granting summary judgment to Illini Corporation and remanding the case for trial.  The Appellate Court found that genuine issue of material fact remained concerning whether the Illini Corporation board of directors acted in good faith (1) in determining on April 30, 1998 that Ida Noll’s acquisition of shares was inadvertent and (2) in amending the agreement on June 30, 1998.  The Appellate Court also reversed the trial court’s order denying Quinn’s request for costs, expenses and attorneys fees, finding that the fee provision of the Rights Agreement did not require one who brought an action to enforce the agreement to prevail in that action in order to recover fees.  As of December 31, 2001, Illini Corporation has accrued its best estimate as a contingency reserve for this litigation to cover expenses and attorneys fees, although such amounts shall be subject to further discovery.

The case has been remanded to the trial court. Upon Quinn’s motion the trial court permitted Quinn to add Mrs. Noll as a party to the action.  Quinn subsequently filed a motion to compel an additional deposition of Burnard K. McHone, President, Illini Corporation, with respect to a certain Stock Purchase Agreement pursuant to which shares owned by Mrs. Noll’s family were redeemed by Illini Corporation.  The trial court denied the motion to compel finding that Quinn failed to show any basis that the Stock Purchase Agreement was relevant to her claims in the lawsuit.  Defendants filed a motion to vacate the trial court’s order to add Mrs. Noll as a party to the action.  The trial court vacated the prior order in December, 2001.  Illini anticipates that the case will be tried in the Summer of 2002.

Mary Quinn v. Ida R. Noll, Burnard McHone, et al.

Sangamon County Case No. 01 CH 377

On August 14, 2001, Mary Quinn filed a four count complaint against Ida Noll and several present and former members of Illini Corporation’s Board of Directors in the Seventh Judicial Circuit, Sangamon County, Illinois.  The named defendants in the action are Ida Noll, Burnard McHone, William Etherton,

Ronald Thunman, Thomas Black, John Pickrell, Kenneth Deverman, Larry Curtin, Robert Olson and William McCubbin. Quinn purports to allege derivative causes of action arising out of Illini entering into a Stock Purchase Agreement with Ida R. Noll and others.  Quinn asserts that the defendants caused Illini to breach the Shareholder Rights Agreement, that the directors breached their fiduciary duty, and usurped a business opportunity of the Shareholders.  Quinn also seeks rescission of the Stock Purchase Agreement.  The directors named as defendants in the action are represented by the law firm of Samuels, Miller, Schreoder, Jackson & Sly.  Attorney James Jackson of the Samuels Miller firm has filed a motion to dismiss the complaint on behalf of the directors.  Illini Corporation has engaged Howard & Howard Attorneys, P.C. to intervene in the action on its behalf.

Quinn seeks recovery of her attorney’s fees in the derivative action pursuant to the attorney fee provision of the Shareholder Rights Agreement.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II.

ITEM 5. - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Illini Corporation is traded over the counter and listed on the over the counter bulletin board (OTCBB).  The following table sets forth the high and low bid prices by calendar quarter of the common stock of Illini Corporation.  The prices shown do not reflect retail mark-ups, markdowns, or commissions and may not represent actual transactions.

2001	High	Low	Cash Dividends Declared
1st Quarter	$24.00	$24.00	$.25
2nd Quarter	25.00	22.00	.25
3rd Quarter	31.00	25.00	.25
4th Quarter	26.20	24.05	.25

2000	High	Low	Cash Dividends Declared
1st Quarter	$30.50	$25.00	$.25
2nd Quarter	30.00	25.00	.25
3rd Quarter	30.00	25.00	.25
4th Quarter	30.00	21.50	.25

As of December 31, 2001, there were 1,370 shareholders of record of Illini Corporation common stock.

In 2001 and 2000, Illini Corporation issued $1.00 per share in dividends, which resulted in $451,723 in 2001 and $571,789 in 2000.  Due to its status as a bank holding company, Illini Corporation’s ability to issue dividends is restricted by regulatory provisions set forth in “Item 1. Description of Business—Supervision and Regulation—Dividend Restrictions” which is incorporated by reference herein.

ITEM 6. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•              Introduction

The following discussion highlights the significant factors affecting the operations and financial condition of Illini Corporation for the two fiscal years ended December 31, 2001 and December 31, 2000.  The discussion should be read in conjunction with the consolidated financial statements, accompanying notes, and selected financial data as set forth in “Item 7. Financial Statements” which is incorporated by reference herein.

Illini Corporation cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report, or made by management involve estimates and uncertainties and are subject to change based upon various important factors.  Actual results for 2002 and beyond could differ materially from results expressed or implied by forward looking statements in this report.

•              Summary

Illini continues to meet its operational goals.  The year ending December 31, 2001 resulted in $1.279 million net income as compared to $1.695 million for 2000.  The decrease in earnings in 2001 is due to two major factors.  In 2000, Illini Bank sold two Menard County branches and realized an after tax gain of $708,000.  In June of 2001, Illini Bank completed a systems conversion and upgraded related computer equipment.  One-time net expenses associated with this conversion and upgrade totaled $292,000.  Subtracting the gain from the branch sales, 2000 net income from operations would have been $987,000, or $1.73 per share compared to $1.279 million, or $2.64 per share in 2001.  This represents an increase of 29.67% over 2000 net income.  Interest and fee income on loans increased $2.377 million in 2001 to $15.461 million.  Contributing to the increase in net interest income was the growth in earning assets represented by the growth in loans.  Total interest expense increased $1.522 million to $10.051 million.  The interest on the Trust Authorized Preferred Securities issue of $786,000 represented 51.64% of the increase.

Operating expenses increased $706,000 in 2001 to $9.258 million.  The increase is a result of higher salaries and benefits totaling $588,000 and net costs associated with the systems conversion; education, supplies, and travel.

Due to the growth in 1999 and 2000, management completed a Trust Authorized Preferred Securities (TAPS) issue on February 22, 2001.  The issue increased cash balances $9.0 million.  The Federal Reserve Board allows the TAPS to be included in a bank holding company's Tier 1 Capital, limited to 25% of Tier 1 capital.  The proceeds from this issue have allowed Illini to further execute its business plan.

Management continues to focus on credit quality, reducing overhead costs, increasing revenues through targeted sales efforts, and continued development of our associates through the execution of our business plan.

The following table details changes in Illini Corporation’s net income per share over the last two fiscal years.

Change in Earnings Per Share (EPS)
for 2001 and 2000

	2001-00	2000-99
Per share
Net income prior period	$2.96	$1.45
Change in EPS attributable to change in:
Net interest income	3.50	0.18
Provision for loan losses	(0.31)	(0.35)
Noninterest income	0.46	1.28
Noninterest expense	(4.18)	1.07
Income tax expense	0.21	(0.67)
Net increase (decrease)	(0.32)	1.51
Net income current period	$2.64	$2.96

•              Overview-Balance Sheet Review

Average assets were $259.6 million in 2001, an increase of $32.5 million, or 14.3%, from 2000.  Average loans were $183.7 million in 2001, an increase of $34.2 million, or 22.9%, from 2000.  Management believes the increase in loan volume is an expected outcome from the reengineering of the Corporation and efforts to pursue new loan relationships in both retail and commercial loan services.  Average deposits were $223.2 million in 2001, an increase of $21.1 million, or 10.4%, from 2000.  We believe this trend of growth will continue as our product offerings become more sophisticated and the level of merger and acquisition activity continues to rise.

•              Securities

Total securities as of December 31, 2001 were $49.2 million, a decrease of $5.4 million, or 10.0%, over the prior year-end.  At December 31, 2001 and 2000, the total securities portfolio comprised 17.9% and 22.8% respectively of total assets.

Illini Corporation’s investment strategy is to maximize portfolio yields commensurate with credit risk and liquidity considerations.  The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment.  Approximately $8.8 million, or 17.9%, of the securities portfolio at December 31, 2001 matures or reprices within one year.  Scheduled maturities and the prepayment of mortgage-backed securities represent a source of liquidity for Illini and Camp Point, as well as federal funds sold, federal funds purchased lines, and lines of credit established at other banks which are discussed further in the Liquidity section of this report.

Mortgage-backed securities as of December 31, 2001 totaled $29.1 million and represent 59.3% of total securities.  The distribution of mortgage-backed securities include $13.6 million of U.S. government agency mortgage-backed pass through securities and $15.5 million of private issue collateral mortgage obligations, all of which are rated AAA.

At December 31, 2001, securities available for sale totaled $49.2 million.  There were no securities classified as held to maturity or trading at the end of 2001 or 2000.  The securities available for sale portfolio at the end of 2001 included gross unrealized gains of $1,575,000 and gross unrealized losses of $90,000, of which the combined effect, net of tax, is included as an unrealized gain in stockholders’ equity.  For comparative purposes, at December 31, 2000, gross unrealized gains of $870,000 and gross unrealized losses of $348,000 were included in the securities available for sale portfolio, which is set forth in “Item 7.

Financial Statements –Note 4” which is incorporated by reference herein.

•              Maturities and Duration

The maturities and weighted average yields of the investment portfolio at the end of 2001 are presented in the following table.  Maturities of private mortgage-backed securities are based on their average expected lives and include the effects of anticipated prepayments.  All other securities are listed at their actual maturity or contractual repricing interval.  The amounts and yields disclosed reflect the net carrying value, which is the same as fair value.  Taxable equivalent adjustments, using a 34% tax rate, have been made in calculating yields on tax-exempt obligations.

The securities portfolio at December 31, 2001, contained, in the aggregate, securities of the City of Litchfield that had a book or market value in excess of 10% of shareholders’ equity of Illini Corporation.  Excluding those issued by the United States government, or its agencies or corporations there were no other securities of an issuer with an aggregate book or market value in excess of 10% of shareholders' equity of Illini Corporation.

Maturities and Yield of Securities

	Total	Weighted Average Tax Equivalent Yield
	(dollars in thousands)
U.S. Treasury securities:
0 to 1 year	$1,763	3.91%

U.S. government agencies:
0 to 1 years	$1,139	6.86%
1 to 5 years	1,145	7.01
5 to 10 years	304	6.52
Total	$2,588	6.88%

Mortgage-backed securities and collateralized mortgage obligations:
0 to 1 year	$2,272	5.82%
1 to 5 years	20,223	5.74
5 to 10 years	4,012	5.62
Over 10 years	2,636	6.10
Total	$29,143	5.76%

States of the U.S. and political subdivisions:
0 to 1 year	$1,005	7.42%
1 to 5 years	2,681	8.67
5 to 10 years	7,438	8.23
Over 10 years	3,822	9.18
Total	$14,946	8.50%

FHLB stock and other equity securities, no stated maturity	$716	—

Total securities:
0 to 1 year	$6,179	5.73%
1 to 5 years	24,049	6.13
5 to 10 years	11,754	7.30
Over 10 years	6,458	7.92
No stated maturity	716
Total	$49,156	6.60%

•              Loans

Illini Corporation’s loan portfolio consists of a diverse variety of loan types within the following major categories: commercial real estate, residential real estate, consumer, commercial, and agricultural loans.

Net loans increased $30.1 million from $166.8 million as of December 31, 2000 to $196.9 million as of December 31, 2001.  Average total loans increased $34.2 million from $149.5 million in 2000 to $183.7 million in 2001.  Growth in the loan portfolio resulted primarily from management’s priority on evaluating and managing credit risk in existing loan relationships and new business development.

The largest increase was in commercial real estate loans for which the average balance increased $22.7 million to $83.3 million in 2001. Commercial loans increased $9.9 million on average to $33.7 million.  Agricultural real estate loans remained the same at $7.4 million and consumer loans increased $1.9 million to $13.0 million in average total loans.

All of Illini Corporation’s loans are domestic.  Illini Corporation does not currently engage in foreign loans, lease financing, or loans to financial institutions.  Additionally, Illini Corporation does not have any concentration of loans exceeding 10% of total loans, which are not otherwise disclosed under “types of loans.”

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

•              Types of Loans

A summary of loans by type as of December 31, 2001 and 2000 is set forth in “Item 7. Financial Statements—Note 5” which is incorporated by reference herein.

•              Maturities and Interest Rate Sensitivity of Loans

$53.7 million, or 27.0%, of Illini and Camp Point’s loan portfolios reprice within one year.  $179.0 million, or 89.9%, of the portfolio reprices within five years.  The relatively short duration of the loan portfolio requires diligence on the part of management to replace and/or renew maturing loans more frequently.  However, it benefits the banks by decreasing its susceptibility to rising interest rates and by allowing management more frequent opportunities to reassess and adjust loan agreements with borrowers and to exit deteriorating loan relationships.  50.8% of commercial, financial, and agricultural loans mature within one year as referenced in the table below.

Loans

	Maturity
	One year or less	One to five years	After five years	Total
	(dollars in thousands)
Commercial, financial, and agricultural	$27,610	$23,411	$3,305	$54,326
Real estate construction	9,466	5,285	279	15,030
	$37,076	$28,696	$3,584	$69,356

	Interest Sensitivity
	Fixed interest rates	Floating or adjustable interest rates	Total
	(dollars in thousands)
Loans due after one but within five years	$27,559	$1,137	$28,696
Loans due after five years	2,023	1,561	3,584
	$29,582	$2,698	$32,280

Deposits

	Average Balances of Deposits and Cost of Funds
	2001 Average		2000 Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$28,724	—	$29,780	—
NOW and money market deposit accounts	59,356	3.21%	52,316	3.95%
Savings deposits	17,288	1.82	17,858	2.01
Time deposits	117,875	5.39	102,187	5.65
	$223,243	3.84%	$202,141	4.05%

	Maturity of Time Deposits Greater Than $100,000 At December 31, 2001
	Time Certificates of Deposit	Other Time Deposits	Total
	(dollars in thousands)
Three months or less	$6,286	$960	$7,246
Three to six months	3,352	520	3,872
Six to twelve months	7,803	5,740	13,543
Over twelve months	7,181	—	7,181
	$24,622	$7,220	$31,842

Included in the above table in other time deposits is a State of Illinois deposit in the amount of $6.2 million that funds the State of Illinois agricultural loan production program for Illini Bank.  It is anticipated that this deposit will not be renewed at its maturity date.

Average deposits increased $21.1 million, or 10.4%, to $223.2 million in 2001.  Due to the increase in deposits required to fund loan growth, management increased deposit rates to attract new deposits.  Illini and Camp Point’s overall cost of funds related to deposits decreased 21 basis points to 3.84% in 2001 due to the declining interest rate environment. From December 31, 2000 to December 31, 2001, noninterest bearing accounts increased $1.4 million to $34.1 million, NOW and Money Market accounts were up $7.5 million to $60.1 million, time deposits increased $25.3 million to $126.6 million, and savings increased $1.3 million to $18.0 million in 2001.  Total deposits increased $35.5 million, or 17.6%, to $238.8 million at December 31, 2001.

•              Liquidity

Liquidity represents the availability of funding to meet obligations to depositors, borrowers, and creditors at a reasonable cost without adverse consequences.  Accordingly, the liquidity position is influenced by the funding base and asset mix.

Illini Corporation requires adequate liquidity to pay its expenses and pay stockholder dividends.  Liquidity is provided to Illini Corporation in the form of dividends.  In 2001 and 2000, dividends from Illini amounted to $1.2 million for each year.  Dividends from Camp Point totaled $0.2 million in 2001, compared to $1.7 million in 2000.  Illini and Camp Point’s liquidity is provided by bank cash balances, liquidation of short-term investments, loan payments, an overnight federal funds line of credit, and borrowings from the Federal Home Loan Bank of Chicago.  While the banks are limited in the amount of dividends they pay, as of December 31, 2001, a combined $3.6 million was available for payment to Illini Corporation in the form of dividends without prior regulatory approval.

Cash and cash equivalents, which include federal funds sold and interest bearing deposits with banks, increased $8.6 million to $15.6 million at December 31, 2001, compared to $7.0 million at December 31, 2000.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities, the sale of available for sale investment securities, and the sale of 1-4 family mortgage loans to the secondary mortgage market through the Federal National Mortgage Association.

The liability portion of the balance sheet provides liquidity through federal funds purchased, securities sold under agreements to repurchase, other short-term debt, and long-term debt.  As of December 31, 2001, Illini had an overnight federal funds line of credit with an unaffiliated financial institution in the amount of $7.7 million, all of which was available for borrowing.  Illini is also a member of the Federal Home Loan Bank of Chicago and can borrow up to $18.0 million.  As of December 31, 2001, Illini had $6.41 million of debt maturing in 2002, and a $2.0 million advance maturing in 2003.  Illini also has a letter of credit in the amount of $6.2 million pledged to the State of Illinois for an agricultural production deposit, which matures May 1, 2002.  The various sources of liquidity available to the banks provide ample long-term as well as short-term funding alternatives.

•              Interest Rate Sensitivity

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

Illini and Camp Point’s static interest rate gap position as of December 31, 2001 is presented below:

	Interest Rate Sensitivity Analysis
	Up to 3 months	4 to 12 Months	Total 1 year	Over 1 year	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$33,317	$20,393	$53,710	$145,306	$199,016
Investment securities	5,256	3,526	8,782	40,374	49,156
Federal funds sold and other interest-bearing deposits	7,439	—	7,439	—	7,439
Total interest-earning assets	$46,012	$23,919	$69,931	$185,680	$255,611
Interest-bearing liabilities:
Savings, NOW, and money market (1)	$39,026	$—	$39,026	$39,026	$78,052
Time deposits	27,642	53,697	81,339	45,296	126,635
Short-term debt	1,613	—	1,613	—	1,613
Long-term debt	4,000	—	4,000	4,471	8,471
Preferred securities of subsidiary trust	—	—	—	9,000	9,000
Total interest-bearing liabilities	$72,281	$53,697	$125,978	$97,793	$223,771

Gap by period	$(26,269)	$(29,778)	$(56,047)	$87,887	$31,840

Cumulative gap	$(26,269)	$(56,047)	$(56,047)	$31,840	$31,840

Cumulative gap as a percent of earning assets	-10.28%	-21.93%	-21.93%	12.46%	12.46%

(1) Illini Corporation’s experience with transactional interest bearing demand, money market accounts, and savings accounts has been that these deposits are subject to immediate withdrawal, or re-pricing, with portions of the balances remaining relatively constant in periods of both rising and falling rates.  Therefore, a portion of these deposits is included in the over 1 year category.  If these deposits were all included in the total 1 year or less category the cumulative ratio of interest sensitive assets to interest sensitive liabilities would be –37.19%.

In June 2001, Illini Corporation renewed its consulting contract to assist in asset/liability management efforts.  Management believes that timely reviews enable Illini Corporation to proactively react to financial conditions in our market place.  The asset/liability management policy adopted October 15, 1998 was revised and updated in 2001.  There can be no assurance, however, that such steps will have the desired result.

•              Quantitative and Qualitative Disclosures about Market Risk

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

Each bank’s exposure to market risk is reviewed by the Asset/Liability Committee.  Interest rate risk is the potential of economic losses due to future interest rate changes.  These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values.  The objective is to measure the effect on net interest income and to adjust the balance sheet in order to minimize the inherent risk, while at the same time maximize income.  Management realizes certain risks are inherent, such as the uncertainty of market interest rates, and that its goal is to identify and minimize the risks.  The primary tool management uses to monitor and manage interest rate risk is a static gap report.  Illini and Camp Point have no market risk sensitive instruments held for trading purposes.

The condensed gap report summarizing Illini and Camp Point’s interest rate sensitivity is as follows:

	Market Risk Sensitive Instruments
	1 year	Over 1 year through 3 years	Over 3 years through 5 years	Over 5 years	Total
	(dollars in thousands)
Assets:
Investment securities	$8,782	$3,558	$2,268	$34,548	$49,156
Loans	53,710	73,606	51,671	20,029	199,016
Federal funds sold and other interest-bearing deposits	7,439	—	—	—	7,439
	$69,931	$77,164	$53,939	$54,577	$255,611

Liabilities:
Savings, NOW and money market (1)	$39,026	$39,026	$—	$—	$78,052
Time deposits	81,339	44,251	1,045	—	126,635
Short-term debt	1,613	—	—	—	1,613
Long-term debt	4,000	4,471	—	—	8,471
Preferred securities of subsidiary trust	—	—	—	9,000	9,000
	$125,978	$87,748	$1,045	$9,000	$223,771

	Total	Average Interest Rate	Fair Value
Assets:
Investment securities (2)	$49,156	6.66%	$49,156
Loans (2)	199,016	8.44	200,985
Federal funds sold	7,410	4.55	7,439

Liabilities:
Savings, NOW and money market	$78,052	2.90%	$78,052
Time deposits	126,635	5.39	126,635
Short-term debt	1,613	2.49	1,613
Long-term debt	8,471	10.31	8,471
Preferred securities of subsidiary trust	9,000	9.53	9,000

(1)     Management’s experience with interest bearing checking accounts, money market and savings deposits has been that, although these deposits are subject to immediate withdrawal or repricing, a portion of the balances has remained relatively constant in periods of both rising and falling rates.  Therefore, a portion of these deposits is included in the over 1 year through 3 years.

(2)     Interest rates are presented on a fully taxable equivalent basis.

•              Capital Resources

Total shareholders’ equity decreased from $19.4 million at December 31, 2000 to $13.6 million at December 31, 2001.  The reason for the decrease is due to a repurchase of 160,088 shares of common stock at a cost of $7,204,000 that was purchased from a former shareholder and related interests.  Included in the repurchase is an agreement that contains separate non-compete and standstill agreements. The standstill agreement prohibits certain members of the family from owning voting shares in Illini Corporation or directly or indirectly exercising influence over the Company’s operations for a period of ten years from the date of execution. The Company paid $45 per share plus $150,000 related to the non-compete and standstill agreements.  One-third of the purchase price was paid by the Company in cash at closing, with the balance of unpaid principal due in three equal installments on March 31, 2002, March 31, 2003, and March 31, 2004.  Interest will be paid quarterly on the unpaid principal balance at seven percent (7%) per annum. The Company provided a letter of credit to the sellers in lieu of pledging the purchased shares.  The agreement also provides for a contingency in the case that Illini Corporation were to be acquired or issue shares of common stock at a price in excess of $45.00 per share at any time prior to the second anniversary date of April 12, 2003.  During the first six months all of such difference would be payable; during the second six months 75% of such difference would be payable; and during the last six months 25% of such difference would be payable.  Had the above transaction not occurred, shareholders' equity would have increased from $19.4 million at December 31, 2000 to $20.8 million at December 31, 2001.  The primary source of capital of Illini Corporation is retained earnings.  Cash dividends per share were $1.00 for 2001 and 2000.  Illini Corporation retained 62.1% of its earnings for 2001 and 66.3% for 2000.

The decrease in core capital was offset by the increase in a preferred security issued by the trust subsidiary, Illini Statutory Trust I, which was completed February 22, 2001.  Per regulation, 25% of the Tier I capital ratio can be comprised of the trust preferred issue. Illini Statutory Trust I is a wholly-owned subsidiary of the Company which was formed on January 31, 2001, solely for the purpose of issuing capital and common securities.  Illini Statutory Trust I issued 9,279 shares of preferred securities bearing an interest rate of 10.20% with a maturity date of February 22, 2031 for net proceeds of $9.0 million, after deducting underwriting commissions, capital, and other costs.  Also included in the agreement, after the 10th year the bank may accelerate payment according to the terms of the agreement.  Illini Statutory Trust I invested the proceeds in junior subordinated debentures of the Company, which also had an interest rate of 10.20%.  The Company used $3.0 million of the proceeds from the junior subordinated debentures to increase the equity capital of Illini Bank.  Interest on the junior subordinated debentures and distributions on the preferred securities are payable semi-annually in arrears, with the first payment paid on August 22, 2001.  Distribution on the securities is cumulative and based upon the liquidation value of $1,000 per capital security.  The Company has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures for a period not exceeding 10 consecutive semi-annual periods; provided, that such deferral may not extend beyond the stated maturity of the junior subordinated debentures.  The securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.

Regulatory guidelines require bank holding companies, commercial banks, and thrifts to maintain certain minimum ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well capitalized,” banks must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%. Illini’s ratios as of December 31, 2001 were 7.51%, 9.29%, and 10.27%, respectively, which meet the criteria for “well capitalized.” Camp Point’s ratios as of December 31, 2001 were 9.94%, 13.74%, and 14.69%, respectively, which meet the criteria for “well capitalized.”  The Corporation’s ratios as of December 31, 2001 were 5.35%, 6.75%, and 10.04%, respectively.

As of December 31, 2001, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse impact on the Corporation’s liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

	Key Ratios For the years ended December 31,
	2001	2000	1999	1998	1997
Return on average assets	0.49%	0.75%	0.39%	0.41%	0.44%
Return on average equity	8.00	9.42	4.31	4.19	4.44
Dividend payout ratio	37.88	33.74	71.30	71.15	69.00
Average equity to assets ratio	6.16	7.92	9.00	9.77	9.98

•           Net Interest Income

Net interest income is the principal component of Illini Corporation’s net income stream and represents the difference between interest and fee income generated from earning assets and interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest bearing liabilities, can materially impact net interest income.  The discussion of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

Interest income increased $1.9 million from 2000 to 2001.  Interest expense increased $1.5 million from 2000 to 2001, resulting in an increase in net interest income of $402,000.  The net interest margin fell from 4.14% in 2000 to 3.83% in 2001.  The decline in the interest margin is due to loans repricing into lower interest rates, and the increase in nonperforming loans, caused by the economic downturn nationally.  The securities portfolio has a weighted average tax equivalent yield of 6.66%, while our loan portfolio has an average yield of 8.44%.  With the increase in the loan balances, total earning assets increased to $239.5 million.  Management plans to utilize cash flow from securities as an additional source of funds for loan growth.

The $1.5 million increase in interest expense was primarily the result of growth in core deposits as well as a preferred security of the trust subsidiary issued during 2001.  Our average interest bearing liabilities grew $26.8 million, while experiencing a 27 basis point decrease to our overall cost of funds, excluding the effects of the preferred securities of trust subsidiary.  The TAPS issue contributed $786,000 or 51.64% of the $1.5 million increase to interest expense for 2001.

The decrease in the average yield was the result of the Federal Reserve System's effort to stimulate the economy by the repeated lowering of interest rates during 2001.  During 2001, the Federal Open Market Committee, the government body that establishes the federal funds rate and the discount rate, lowered these key interest rates a total of 11 times.  The federal funds rate dropped from a high of 6.5% in January 2001 to 1.75% in December 2001.  The interest rates that the Company charges to borrowers are greatly influenced by these rates.  The lower interest rate environment made borrowing more attractive to borrowers and attributed to the growth in the average balance of loans

Net Interest Income - Rate/Volume Variance Analysis

	2001-00			2000-99
	Changes in Income/Expense	Volume Effect	Rate Effect	Changes in Income/Expense	Volume Effect	Rate Effect
	(dollars in thousands)
Short-term investments	$(18)	$110	$(128)	$204	$117	$87
Investment securities:
Taxable	(585)	(474)	(111)	304	98	206
Nontaxable (*)	217	141	76	350	265	85
Loans	2,393	3,073	(680)	3,969	3,816	153
Total interest income	$2,007	$2,850	$(843)	$4,827	$4,296	$531

Savings and NOW accounts	(206)	267	(473)	683	317	366
Time deposits	579	885	(306)	2,132	1,738	394
Short-term debt	(93)	70	(163)	55	(3)	58
Long-term debt	456	260	196	163	0	163
Preferred securities of
Trust subsidiary	786	—	786	—	—	—
Total interest expense	$1,522	$1,482	$40	$3,033	$2,052	$981

Net interest income	$485	$1,368	$(883)	$1,794	$2,244	$(450)

(*) Fully taxable equivalent basis using the federal statutory rate of 34% for all years presented.

NOTE:  The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Year ended December 31,
	2001				2000
	Average Balance	Percent of Total Assets	Interest Income/Expense	Average Yield/Rate	Average Balance	Percent of Total Assets	Interest Income/Expense	Average Yield/Rate
	(dollars in thousand)
ASSETS
Interest-earning assets:
Short-term investments	$7,283	2.8%	$331	4.55%	$5,536	2.4%	$349	6.30%
Investment securities (3)
Taxable	37,791	14.5	2,290	6.06	45,235	19.9	2,875	6.36
Tax-exempt (1)	12,890	5.0	1,087	8.43	11,093	4.9	870	7.84
Total securities	50,681	19.5	3,377	6.66	56,328	24.8	3,745	6.65
Loans
Commercial (1)	33,739	13.0	2,829	8.39	23,844	10.5	2,198	9.22
Agriculture	12,985	5.0	970	7.47	12,705	5.6	1,087	8.56
Real estate
Commercial	83,258	32.1	7,074	8.50	60,570	26.7	5,330	8.80
Agriculture	7,420	2.9	629	8.47	7,402	3.3	644	8.71
Residential	32,513	12.5	2,715	8.35	33,184	14.6	2,706	8.16
Consumer, net	13,019	5.0	1,138	8.74	11,121	4.9	1,020	9.18
Credit card	808	0.3	148	18.29	702	0.3	125	17.76
Total loans	183,742	70.8	15,503	8.44	149,528	65.9	13,110	8.77
Allowance for loan losses	(2,241)	(0.9)			(1,943)	(0.9)
Net loans (1) (2)	181,501	69.9	15,503	8.54	147,585	65.0	13,110	8.88
Total interest earning assets	239,465	92.2	19,211	8.02	209,449	92.2	17,204	8.21
Cash and due from banks	5,847	2.2			6,022	2.7
Premises and equipment	6,961	2.7			7,125	3.1
Other real estate owned	444	0.2			497	0.2
Other assets (3)	6,883	2.7			4,013	1.8
Total assets	$259,600	100.0%			$227,106	100.0%

LIABILITIES
Deposits:
Non interest bearing deposits	$28,724	11.1%			29,780	13.1%
Interest bearing demand	59,356	22.9	$1,906	3.21%	52,316	23.0	$2,068	3.95%
Savings	17,288	6.7	314	1.82	17,858	7.9	358	2.01
Time deposits less than $100,000	89,199	34.3	4,866	5.45	77,799	34.3	4,434	5.70
Total core deposits	194,567	75.0	7,086	3.64	177,753	78.3	6,860	3.86
Time deposits $100,000 and over	28,676	11.0	1,483	5.17	24,388	10.7	1,336	5.48
Total deposits	223,243	86.0	8,569	3.84	202,141	89.0	8,196	4.05
Short-term debt	3,098	1.2	77	2.49	2,193	1.0	170	7.77
Long-term debt	6,000	2.3	619	10.31	2,311	1.0	163	7.05
Total interest bearing liabilities	203,617	78.4	9,265	4.55	176,865	77.9	8,529	4.82
Other liabilities	3,025	1.2			2,469	1.1
Total liabilities	235,366	90.7			209,114	92.1
Preferred securities of trust subsidiary (4)	8,250	3.2	786	9.53	—	—	—	—
Shareholders’ Equity	15,984	6.1			17,992	7.9
Total liabilities and shareholders’ equity	$259,600	100.0%			$227,106	100.0%
Net interest margin			$9,160	3.83%			$8,675	4.14%

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

(2)               Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $388,000 in 2001 and $345,000 in 2000.

(3)               Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(4)               The average balance for the Corporation is based on a monthly average balance verses a daily average balance.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Year ended December 31,
	1999
	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$3,064	1.8%	$145	4.73%
Investment securities (3)
Taxable	43,568	25.1	2,571	5.90
Tax-exempt (1)	7,350	4.2	520	7.07
Total securities	50,918	29.3	3,091	6.07
Loans
Commercial (1)	14,921	8.6	1,327	8.89
Agriculture	8,504	4.9	718	8.45
Real estate
Commercial	42,029	24.2	3,604	8.57
Agriculture	3,677	2.1	320	8.70
Residential	25,932	15.0	2,154	8.31
Consumer, net	9,646	5.5	909	9.43
Credit card	627	0.4	109	17.36
Total loans	105,336	60.7	9,141	8.68
Allowance for loan losses	(1,434)	(0.8)
Net loans (1) (2)	103,902	59.9	9,141	8.80
Total interest earning assets	157,884	91.0	12,377	7.84
Cash and due from banks	5,342	3.1
Premises and equipment	7,289	4.2
Other real estate owned	452	0.3
Other assets (3)	2,377	1.4
Total assets	$173,344	100.0%

LIABILITIES
Deposits:
Non interest bearing deposits	$23,921	13.8%
Interest bearing demand	42,863	24.7	$1,393	3.25%
Savings	17,382	10.0	350	2.01
Time deposits less than $100,000	52,458	30.3	2,769	5.28
Total core deposits	136,624	78.8	4,512	3.30
Time deposits $100,000 and over	16,700	9.7	869	5.20
Total deposits	153,324	88.5	5,381	3.51
Short-term debt	2,251	1.3	115	5.10
Total interest bearing liabilities	131,654	76.0	5,496	4.17
Other liabilities	2,166	1.2
Total liabilities	157,741	91.0
Shareholders’ Equity	15,603	9.0
Total liabilities and
shareholders’ equity	$173,344	100.0%
Net interest margin			$6,881	4.36%

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

(2)               Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $293,000 in 1999.

(3)               Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(4)               The average balance for the Corporation is based on a monthly average balance verses a daily average balance.

•              Provision for Loan Losses, Net Charge-Offs and Allowance for Loan Losses

The provision for loan losses charged to earnings was $0.6 million for 2001, an increase of $0.1 million, or 12.0%, from the $0.5 million in 2000.  During 1999, the provision for loan losses was $0.3 million.  The ratio of net charge-offs to average loans outstanding has increased from 0.09% to 0.03% to 0.38% for the years ended December 31, 1999, 2000 and 2001, respectively.  The provision for loan loss expense increased to $605,000 for 2001 from $540,000 in 2000 primarily due to management's intent to maintain a level of reserves consistent with the Companies risk profile.  Nonaccrual loans increased to $4,920,000 at December 31, 2001, compared to $772,000 at December 31, 2000.

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

•              Borrowers identified on Illini’s and Camp Point’s watch list, borrowers with significant credit exposure, and loans that are past due or on nonaccrual status;

•              The capability of management’s credit risk management processes to successfully underwrite credit and to identify and resolve problem loans on an ongoing basis;

•    Results of continuing reviews of individual higher risk loans by management personnel; and

•    Consideration as to the impact of present economic conditions on the loan portfolio.

The allowance for loan losses as a percent of total loans decreased from 1.30% at December 31, 2000, to 1.06% at December 31, 2001.  In the fourth quarter of 2001 Illini wrote off $547,000 of loans of which $535,000 was related to a single commercial loan.  Management believes at this time this single exposure was an anomaly.  Illini did however increase its regular provision to maintain its reserve for losses at a level sufficient to cover the existing risk profile of its loan portfolio.

•              Summary of Loan Loss Experience

The following summary presents the changes in the allowance for loan losses for the years ended December 31, 2001, 2000, and 1999:

	2001	2000	1999
	(dollars in thousands)
Average loans outstanding	$183,742	$149,528	$105,336

Allowance for loan losses:
Balance at beginning of year	$2,188	$1,696	$1,368
Purchase of Camp Point	—	—	153

Loans charged-off:
Commercial, financial, and agricultural	(581)	(55)	(57)
Real estate	(108)	(23)	(58)
Consumer	(51)	(114)	(87)
Total	(740)	(192)	(202)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	16	79	60
Real estate	19	7	5
Consumer	15	58	37
Total	50	144	102
Net charge-offs	(690)	(48)	(100)
Provision charged to expense	605	540	275
Balance at end of year	$2,103	$2,188	$1,696

Ratio of net charge-offs to average loans outstanding during the period	0.38%	0.03%	0.09%

In 2001, as illustrated in the preceding chart, loan losses increased in all areas except consumer, which had a $63,000 decrease. An overall increase in net charge-offs reflects the downturn in the U.S. economy and its impact on the major loan categories of the compamy.

Efforts continue to maintain quality, and to enhance credit quality processes and controls.

•              Allowance Allocation

The risk of losses inherent in the loan portfolio is not precisely attributable to a particular loan or category of loans.  There were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses from December 31, 2000 through December 31, 2001.  The change in allocation among the various loan categories related primarily to an increase in the specific allowance allocation due to individual credit exposure as identified by management.  Based on its review for adequacy, management has estimated those portions of the allowance that could be attributable to major categories of loans as follows:

	2001		2000
	Amount	% of Total Loans	Amount	% of Total Loans
	(dollars in thousands)
Commercial, financial, and agriculture	$1,527	27.30%	$1,164	24.03%
Real estate	357	66.23	710	68.70
Consumer	219	6.47	314	7.27
Total allowance for loan losses	$2,103	100.00%	$2,188	100.00%

These allocation estimates do not specifically represent that loan charge-offs of that magnitude will be incurred, nor do these allocations restrict future loan losses attributable to a particular category from being absorbed by the allowance attributable to other categories.  The risk factors considered when estimating the allocations for major loan categories are the same as the factors considered when determining the adequacy of the overall allowance as specified in the allowance summary.  Due to a significant increase of nonperforming commercial real estate loans the allowance for this category of loans, and identified as commercial, financial and agriculture in the above table, increased from $1,164,000 in 2000 to $1,527,000 in 2001.

•              Nonperforming Assets

Nonperforming assets consist of loans greater than 90 days past due, nonaccrual loans, loans with restructured terms and other real estate owned.  Loans are generally classified as nonaccrual when there are reasonable doubts as to the collectibility of principal and interest or when payment becomes 90 days past due, except loans which are well secured and in the process of collection.  Interest collection on nonaccrual loans for which the ultimate collectibility of principal is uncertain is applied as principal reduction.  Otherwise, such collections are applied to interest when received.  The following table presents information concerning the aggregate amount of nonperforming assets and loans 90 days or more past due but still accruing interest.

	December 31,
	2001	2000
	(dollars in thousands)
Nonaccrual	$4,920	$772
Renegotiated	—	—
Accruing loans past due 90 days	—	—
Other real estate owned	370	359
Nonperforming assets	$5,290	$1,131

Nonperforming loans to total loans	2.47%	0.46%
Nonperforming assets to total assets	1.93%	0.47%

Nonperforming assets totaled $5,290,000 as of year-end 2001, an increase of $4,159,000 from the $1,131,000 at year-end 2000.  Total nonperforming assets represent 1.93% of total assets at December 31, 2001, compared to 0.47% at December 31, 2000.  Impaired loans as of December 31, 2001 and 2000 were $5,132,000 and $772,00 respectively, and include all nonaccrual loans.

Nonperforming loans increased $4,148,000, to a total of $4,920,000 at year-end 2001. The majority of the increase is a result of six commercial real estate loans and two commercial loans, which are in various stages of foreclosure or litigation.  As of December 31, 2001, nonperforming loans to total loans were

2.47% compared to 0.46% and 0.41% for years ended 2000 and 1999.  The increase in nonperforming loans is due to a weaker economy.  After slowing significantly during the first eight months of 2001, the U.S. economy suffered an additional shock from the September 11th terrorist attacks on New York and Washington.  This development spread to all regions of the country and has had an affect on loan quality in nearly every banking line of business.  Illini and Camp Point did not carry any loans past due more than 90 days and still accruing interest as of December 31, 2001.  Individual nonaccrual loans are written down to management's estimate of the net realizable value of collateral and/or realistic estimates of other payments from the borrower.  Additionally, specific allocations to the allowance for loan losses are made on loans where there may be uncertainties as to the collection of the estimated value of collateral.

•              Potential Problem Loans

As of December 31, 2001, there were no loans not included in the above table identified by management as having potential weaknesses, which, if not corrected, could affect the borrower’s ability to comply with the current loan repayment terms.

•              Noninterest Income

The following table depicts the amount of and annual changes in noninterest income categories:

	Year Ended December 31,			Percent Change
	2001	2000	1999	2001/2000	2000/1999
	(dollars in thousands)
Service charges on deposit accounts	$1,367	$1,361	$1,305	0.4%	4.3%
Other fee income	290	283	206	2.5	37.4
Mortgage loan servicing fees	265	212	222	25.0	(4.5)
Gains on sales of mortgage loans	569	23	42	2,373.9	(45.2)
Gain on deposit premiums	—	695	—	(100.0)	N/A
Gain on sale of fixed assets	(13)	379	—	(103.4)	N/A
Gains on sales of securities, net	136	(13)	6	1,146.2	(316.7)
Gains (losses) on sales of other
real estate owned	29	(6)	25	583.3	(124.0)
Other	189	148	97	27.7	52.6
	$2,832	$3,082	$1,903	(8.1)	(62.0)

Total non-interest income decreased $250,000 from 2000 to 2001.  The decrease is a result of the sale of three Menard County branches in October 2000.  Deducting the gain on deposit premium and gain on sale of the branch fixed assets from 2000, the non-interest income for 2001 would have increased $824,000.  The largest contributors to the non-interest income in 2001 was the increase in gains on the sale of mortgage loans, increased mortgage loan servicing fees, and the sale of stock of a service provider for bank ATM's.  In the current year gains on sales of mortgage loans, including the capitalization of mortgage servicing rights, resulted in an increase in income of $546,000 to a total of $569,000 for the year ending December 31, 2001.  The increase is a result of refinancing of mortgage loans that was a direct result of lower interest rates.

•              Noninterest Expense

The following table depicts the amount of and annual changes in noninterest expense categories:

	Year Ended December 31,			Percent Change
	2001	2000	1999	2001/2000	2000/1999
	(dollars in thousands)
Salaries and employee benefits	$4,358	$3,770	$3,102	15.6%	21.5%
Net occupancy expense	780	810	835	(3.7)	(3.0)
Equipment expense	359	407	402	(11.8)	1.2
Data processing	807	717	653	12.6	9.8
Supplies	199	166	179	19.9	(7.3)
Communication and transportation	451	462	430	(2.4)	7.4
Marketing and advertising	195	189	88	3.2	114.8
Correspondent and processing fees	311	266	217	16.9	22.6
Loan and other real estate owned expenses	102	60	44	70.0	36.4
Professional fees	914	1,078	1,007	(15.2)	7.1
Regulatory fees	123	100	63	23.0	58.7
Other	659	527	396	25.0	33.1
Total noninterest expense	$9,258	$8,552	$7,416	8.3	15.3

Total non-interest expense increased $706,000 in 2001, as compared to year ended 2000.  Salaries and benefits increased $588,000 and was a result of cost of living adjustments to base salaries and performance incentives.  Data processing expense increased $90,000 and is due to costs of a systems conversion and upgrading of the information and processing system.  Other operating expense increased $132,000.  The increase is due to education, travel and additional customer notification expense related to the system conversion.

•              Income Tax Expense

Total income tax expense was $471,000 in 2001, compared to $674,000 in 2000.  The decrease is attributable to higher taxable income in 2000.  The effective tax rates for the years ended December 31, 2001 and 2000 were 26.9% and 28.5%.  The effective tax rate was higher in 2000 as net income was higher due to the gain on the sale of bank assets, and gain on sale of deposits in Menard County.

•           New Accounting Pronouncements

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

SFAS No.  142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value.  This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The Company has goodwill of $1,600,000 as of December 31, 2001 related to the Camp Point acquisition.  The Company continued to amortize the existing goodwill through the remainder of fiscal 2001.  As of January 1, 2002, identifiable intangible assets, if any will continue to be amortized while the amortization of goodwill will cease and will be reviewed for impairment. The ultimate impact of the new accounting standards has not yet been determined.  Goodwill amortization expense for the year ended December 30, 2001 was $162,000.

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

•              Effects of Inflation

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

ITEM 7. - FINANCIAL STATEMENTS

Independent Accountant's Report

To the Stockholders and
Board of Directors
Illini Corporation
Springfield, Illinois

We have audited the accompanying consolidated balance sheets of Illini Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash  flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Illini Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD LLP
Decatur, Illinois
March 1, 2002

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

	2001	2000
	(dollars in thousands, except per share amounts)
ASSETS:
Cash and due from banks	$8,146	$6,993
Interest-bearing deposits in other banks	29	30
Federal funds sold	7,410	—
Cash and cash equivalents	15,585	7,023
Investment securities available for sale, at fair value	49,156	54,602
Loans, net of allowance for loan losses	196,913	166,781
Premises and equipment	6,946	6,555
Accrued interest receivable	2,549	2,395
Other real estate owned	370	359
Goodwill and other intangibles	2,248	2,023
Other assets	745	293
	$274,512	$240,031

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Noninterest-bearing demand deposits	$34,140	$32,725
Interest-bearing deposits:
NOW and money market accounts	60,057	52,571
Savings deposits	17,995	16,651
Time deposits, $100,000 and over	31,842	26,143
Other time deposits	94,793	75,202
Total deposits	238,827	203,292

Short-term debt	1,613	8,481
Long-term debt	8,471	6,000
Preferred securities of subsidiary trust	9,000	—
Accrued interest payable	1,414	1,181
Other liabilities	1,597	1,719
Total liabilities	260,922	220,673

COMMITMENTS AND CONTINGENT LIABILITIES

Shareholders’ equity:
Common stock-$10 par value, authorized 800,000 shares; 571,789 shares issued and outstanding	5,718	5,718
Capital surplus	3,358	3,358
Retained earnings	10,775	9,948
Accumulated other comprehensive income	943	334
Less: Treasury shares, at cost, 160,088 shares for 2001	(7,204)	—
Total shareholders’ equity	13,590	19,358
	$274,512	$240,031

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2001 and 2000

	2001	2000
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$15,461	$13,084
Interest on investment securities:
Taxable	2,290	2,875
Exempt from federal income taxes	750	600
Interest on short-term investments	331	349
Total interest income	18,832	16,908
Interest expense:
Interest on deposits:
NOW and money market accounts	1,906	2,068
Savings deposits	314	358
Time deposits, $100,000 and over	1,483	1,336
Other time deposits	4,866	4,434
Interest on short-term debt	77	170
Interest on long-term debt	619	163
Interest on preferred securities of subsidiary trust	786	----
Total interest expense	10,051	8,529

Net interest income	8,781	8,379
Provision for loan losses	605	540
Net interest income after provision for loan losses	8,176	7,839
Noninterest income:
Service charges on deposit accounts	1,367	1,361
Other fee income	290	283
Mortgage loan servicing fees	265	212
Gains on sales of mortgage loans	569	23
Gains on sale of branch deposits	----	695
Gains (losses) on sales of securities, net	136	(13)
Gains (losses) on sales of fixed assets	(13)	379
Gains (losses) on sales of other real estate owned	29	(6)
Other	189	148
Total noninterest income	2,832	3,082
Noninterest expense:
Salaries and employee benefits	4,358	3,770
Net occupancy expense	780	810
Equipment expense	359	407
Data processing fees	807	717
Supplies expense	199	166
Communication and transportation expense	451	462
Marketing and advertising expense	195	189
Correspondent and processing fees	311	266
Loan and other real estate owned expense	102	60
Professional fees	914	1,078
Regulatory fees	123	100
Other	659	527
Total noninterest expense	9,258	8,552
Income before income tax expense	1,750	2,369
Income tax expense	471	674
Net income	$1,279	$1,695
Basic earnings per share (based on weighted average common shares outstanding of 483,741 in 2001 and 571,789 in 2000)	$2.64	$2.96

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2001 and 2000

	Common stock	Capital surplus	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
	(dollars in thousands, except per share amounts)
Balance at January 1, 2000	$5,718	$3,358	$8,825	—	$(575)	$17,326

Comprehensive income:
Net income	—	—	1,695	—	—	1,695
Change in unrealized gains (losses) on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	909	909
Total comprehensive income						2,604
Cash dividends paid -$1.00 per share	—	—	(572)	—	—	(572)

Balance at December 31, 2000	5,718	3,358	9,948	—	334	19,358

Comprehensive income:
Net income	—	—	1,279	—	—	1,279
Change in unrealized gains (losses) on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	609	609
Total comprehensive income						1,888
Purchase of treasury stock (160,088 shares)				(7,204)		(7,204)
Cash dividends paid -$1.00 per share	—	—	(452)	—	—	(452)

Balance at December 31, 2001	$5,718	$3,358	$10,775	$(7,204)	$943	$13,590

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001 and 2000

	2001	2000
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,279	$1,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	939	874
Amortization of goodwill and other intangibles	196	164
Provision for loan losses	605	540
Investment security amortization (accretion), net	(106)	39
(Gains) losses on sales of securities, net	(136)	13
Federal Home Loan Bank stock dividend	(40)	(5)
Gains on sales of mortgage loans	(569)	(23)
Net gain on sale of branch deposits	—	(695)
(Gains) losses on sale of premises and equipment	13	(379)
Deferred tax benefit	(48)	(371)
(Gains) losses on sales of other real estate owned	(29)	6
Increase in accrued interest receivable	(154)	(487)
Increase in accrued interest payable	233	147
Origination of secondary market mortgage loans	(26,325)	(6,250)
Proceeds from the sales of secondary market mortgage loans	27,040	6,067
Other, net	(880)	528
Net cash provided by operating activities	2,018	1,863
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	1,004	4,757
Proceeds from maturities and paydowns of investment securities available for sale	26,593	7,011
Purchases of investment securities available for sale	(20,906)	(8,009)
Net increase in loans	(31,065)	(33,127)
Purchases of premises and equipment	(1,350)	(147)
Proceeds from sale of premises and equipment	7	38
Net cash and cash equivalents received from sale of branch deposits	—	(10,683)
Proceeds from sales of other real estate owned	200	328
Net cash used in investing activities	(25,517)	(39,832)
Cash flows from financing activities:
Net increase in non-interest bearing deposit accounts	1,415	4,179
Net increase in NOW, money market accounts and savings deposits	8,830	3,903
Net increase in time deposits, $100,000 and over	5,699	3,806
Net increase in other time deposits	19,591	7,583
Net increase (decrease) in short-term debt	(6,868)	7,087
Proceeds from issuance of preferred securities of subsidiary trust	9,000	—
Purchase of treasury shares	(2,494)	—
Proceeds of long-term debt	—	6,000
Repayment of long-term debt	(2,239)	—
Cash paid for other intangibles	(421)	—
Cash dividends paid	(452)	(572)
Net cash provided by financing activities	32,061	31,986

Net increase (decrease) in cash and cash equivalents	8,562	(5,983)
Cash and cash equivalents at beginning of period	7,023	13,006
Cash and cash equivalents at end of period	$15,585	$7,023

Supplemental information:
Interest paid	$9,818	$8,470
Income taxes paid	1,025	448
Other non-cash investing activities:
Transfer of premises to other real estate owned	$—	$43
Transfer of loans to other real estate owned	182	32
Purchase of treasury shares financed by note payable	4,710	—

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001 and 2000

(1)           Summary of Significant Accounting Policies

Illini Corporation, which operates as a single business segment, provides a full range of banking services to individual, corporate, and institutional customers through its 14 locations throughout central Illinois.  Illini Corporation and its wholly-owned subsidiaries, Illini Bank (“Illini”), Farmers State Bank of Camp Point (“Camp Point”), and Illini Statutory Trust I (IST) are subject to competition from other financial and nonfinancial institutions providing financial products in central Illinois. Additionally, Illini Corporation, Illini, and Camp Point are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

IST is a wholly owned subsidiary, which was formed on January 31, 2001, to issue cumulative trust preferred securities.  Illini Corporation owns all of the securities of IST that possess general voting powers. The preferred securities, issued through an underwritten pooled public offering on February 22, 2001, were sold at their $1,000 par value. IST issued 9,279 shares of the preferred securities bearing a dividend rate of 10.2% for net proceeds of $9 million, after deducting underwriting commissions and other costs. IST invested the proceeds in Illinois Corporation junior subordinated debentures, which also have an interest rate of 10.2%. The junior subordinated debentures mature on February 22, 2031, which date may be shortened to a date not earlier than February 22, 2011, if certain conditions are met. IST’s sole asset is the holding company’s junior subordinated debt. Considered together, Illini Corporation's obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of IST’s obligations with respect to the preferred securities.  The Corporation used $3 million of the proceeds from the junior subordinated debt to increase the equity capital of Illini.  Interest on the junior subordinated debentures and distributions on the preferred securities are payable semi-annually in arrears.  Distributions on the preferred securities are cumulative and based upon the liquidation value of $1,000 per preferred security.  Illini Corporation has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution on the preferred securities, for a period not exceeding 10 consecutive semi-annual periods, provided, that such deferral may not extend beyond the stated maturity of the junior subordinated debentures.  The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.

The obligation with respect to the holders of the preferred securities, is recorded as a liability in the accompanying consolidated balance sheets as “preferred securities of subsidiary trust".  The related dividend expense is reported as interest expense in the accompanying consolidated statements of income.

The accounting and reporting policies of Illini Corporation conform to accounting principles generally accepted in the United States of America.  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including the determination of the allowance for loan losses, that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Following is a description of the more significant of these policies:

(a)           Principles of Consolidation

The consolidated financial statements include the accounts of Illini Corporation, Illini, Camp Point, and IST after elimination of all significant intercompany accounts and transactions.

(b)           Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold, all of which are considered to be highly liquid assets.

(c)           Investment securities

Investment securities designated as available for sale, which include any security which Illini Corporation has no immediate plan to sell but which may be sold in the near future under different circumstances, are stated at fair value.  Amortization of premiums and accretion of discounts on securities available for sale are recorded using the interest method over the period to maturity of the respective security.  Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported as a net amount in a separate component of shareholders’ equity until realized.

Realized gains and losses for securities are included in earnings using the specific identification method for determining the cost basis of securities sold.  Interest and dividends on investments in debt and equity securities are included in income when earned.

(d)           Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses any deferred fees or costs on originated loans.

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

(e)           Allowance for Loan Losses

The allowance for loan losses is increased by provisions charged to operations and is available to absorb loan losses.  Illini Corporation utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses.  Management’s approach, which provides for general and specific allowances, is based on current economic conditions, past loan losses, collection experience, risk characteristics of the portfolio, assessing collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management’s judgment, deserve recognition in estimating loan losses.

Management believes the allowance for loan losses is adequate to absorb losses in the loan portfolio.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.

A loan is considered impaired when it is probable Illini Corporation will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement.  When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan’s effective interest rate.  Alternatively, impairment is measured on a loan by loan basis for non-homogenous loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, or reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan.  Large groups of smaller balance homogenous loans are collectively evaluated for impairment.  Accordingly, Illini Corporation does not separately identify individual consumer and residential loans for impairment disclosures.  Illini Corporation uses its existing nonaccrual methods for recognizing interest on impaired loans.

(f)            Mortgage Loans Held For Sale

Mortgage loans held for sale are recorded at the lower of cost or market value on an aggregate basis.  Deferred fees on loans held for sale are not amortized.  Gains and losses on the sale of these loans and loan origination fees are recognized upon sale of the related loans and included in the consolidated statements of income as noninterest income. Additionally, loan administration fees, representing income earned from servicing these loans sold in the secondary market, are calculated on the outstanding principal balances of the loans serviced and recorded as noninterest income as earned.

(g)           Loan Servicing

The cost of mortgage-servicing rights acquired is amortized in proportion to, and over the period of, estimated net servicing revenues.  Impairment of mortgage-servicing rights is assessed based on the fair value of those rights.  Fair values are estimated using discounted cash flows based on a current market interest rate.  For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans.  The predominant characteristic currently used for stratification is type of loan.  The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

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

(j)            Income Taxes

Illini Corporation and its subsidiaries file a consolidated federal income tax return.

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

(k)           Goodwill and Other Intangibles

Illini Corporation recognized goodwill with the purchase of banks in Camp Point, Auburn and McLean County.  Goodwill is being amortized on a straight-line basis over various periods not exceeding 25 years.  Other intangible assets consist of non-compete agreements that are being amortized on a straight-line basis over three to four years and stock issuance costs for the preferred securities of subsidiary trust that are being amortized over the estimated life of the preferred securities of the subsidiary trust using a method that approximates the effective interest method.  The assets are periodically evaluated as to the recoverability of the carrying value.

(l)            Other Real Estate Owned

Other real estate owned (“OREO”) represents property acquired through foreclosure or deeded to Illini Corporation in lieu of foreclosure on loans on which the borrowers have defaulted.  OREO also includes former bank premises that management no longer intends to use as banking facilities.

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

(o)           Treasury Stock

Treasury stock is stated at cost.  Cost is determined by the first-in, first-out (FIFO) method.

(p)           New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.  SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.  In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133, which states SFAS 133 shall be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The adoption of the Statement did not have a material impact on Illini Corporation's financial condition or results of operation.

In 2000, the FASB issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement replaces Statement of Financial Accounting Standards No. 125.  This Statement is also effective for the recognition and reclassification of collateral and for disclosures relating to securitization transactions.  This Statement is effective for fiscal years ending after December 15, 2000.  The adoption of this Statement did not have any impact on Illini Corporation's financial condition or results of operations.

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

SFAS No.  142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value.  This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001.  Illini Corporation has goodwill of $1,600,000 as of December 31, 2001 related to the Camp Point acquisition.  The Company continued to amortize the existing goodwill through the remainder of fiscal 2001.  As of January 1, 2002, identifiable intangible assets if any will continue to be amortized while the amortization of goodwill will cease and will be reviewed for impairment. The ultimate impact of the new accounting standards has not yet been determined.  Goodwill amortization expense for the year ended December 30, 2001 was $162,000.

In July 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued.  SFAS No. 143 establishes standards for accounting and reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs.  SFAS No. 143 is effective beginning June 15, 2002.  The adoption of this statement is not expected to have an impact on Illini Corporation.

In October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued.  Under SFAS No. 144, long-lived assets to be sold within one year must be separately identified and carried at the lower of carrying value or fair value less costs to sell.  Long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment.  Long-lived assets no longer expected to be sold within one year, such as some foreclosed real estate, must be written down to the lower of current fair value or fair value at the date of foreclosure adjusted to reflect depreciation since acquisition.  SFAS No. 144 must be implemented by January 1, 2002.  The adoption of this statement is not expected to have an impact on Illini Corporation.

(q)           Reclassifications

Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.  Such reclassifications have no effect on previously reported consolidated net income or shareholders’ equity.

(2)           Pending Acquisition

Illini Corporation has executed a definitive agreement and plan of merger to acquire all of the outstanding stock of Illinois Community Bancorp, Inc (“ICBI”) through the merger of ICBI with a wholly owned subsidiary of Illini Corporation.

Under the terms of the merger agreement, ICBI’s shareholders will receive .2126 shares of common stock of the Illini Corporation in exchange for each share of ICBI common stock.  In the event that certain loan contingencies are resolved prior to closing, the exchange ratio may be increased to up to ..2472 shares of Illini Corporation in exchange for each share of ICBI stock.

As of December 31, 2001, ICBI had total assets of $57,040,000, total liabilities of $53,728,000 and total equity of $3,312,000.  For the year ended December 31, 2001, ICBI had a net loss of $1,804,000.

(3)           Sale of Branch Facility

In October 2000, the Company sold certain fixed assets of two branches located in Menard County and deposit liabilities of three branches.  Total deposits for the Menard County branches were approximately $11,832,000 and fixed assets were approximately $174,000.  The Company recognized a before tax gain on the sale of the deposits of $695,000 and a gain on the sale of fixed assets of $376,000.

(4)           Investment Securities

The amortized cost and fair value of investment securities classified as available for sale at December 31, 2001 and 2000 are presented below:

	December 31, 2001
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(dollars in thousand)
United States Treasury and United States agencies	$4,250	$101	$—	$4,351
Mortgage-backed securities	13,405	218	3	13,620
Collateralized mortgage obligations	15,395	177	49	15,523
Obligations of state and political subdivisions	13,905	1,079	38	14,946
Federal Home Loan Bank stock	716	—	—	716
	$47,671	$1,575	$90	$49,156

	December 31, 2000
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(dollars in thousands)
United States Treasury and United States agencies	$12,510	$69	$27	$12,552
Mortgage-backed securities	15,672	77	127	15,622
Collateralized mortgage obligations	11,829	13	161	11,681
Obligations of state and political subdivisions	13,400	711	33	14,078
Corporate Bonds	—	—	—	—
Federal Home Loan Bank stock	669	—	—	669
	$54,080	$870	$348	$54,602

The amortized cost and fair value of debt securities classified as available for sale at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value
	(dollars in thousands)
Due in one year or less	$3,848	$3,907
Due after one year through five years	3,594	3,826
Due after five years through ten years	7,245	7,742
Due after ten years	3,468	3,822
	18,155	19,297
Mortgage-backed securities	13,405	13,620
Collateralized mortgage obligations	15,395	15,523
	$46,955	$48,440

Proceeds from sales of investment securities during 2001 and 2000 were $1.0 million and $4.8 million, respectively.  Gross gains of $136,000 and $1,000 and gross losses of $0 and $14,000 for 2001 and 2000, respectively, were realized on those sales.  The tax expense (benefit) recognized from these sales was $51,000 and $(5,000) for 2001 and 2000.

The market value of securities pledged to secure United States Government and other public deposits, securities sold under agreements to repurchase, and for other purposes as required by law was approximately $24.5 million and $25.8 million at December 31, 2001 and 2000, respectively.

(5)           Loans

The loan portfolio at December 31, 2001 and 2000 is composed of the following loan types:

	2001	2000
	(dollars in thousands)
Commercial, financial, and agricultural	$54,326	$40,598
Real estate:
Construction	15,030	12,349
Mortgage loans held for investment	116,740	103,553
Mortgage loans held for sale	37	183
Consumer	12,883	12,286
Total loans	199,016	168,969
Allowance for loan losses	(2,103)	(2,188)
Net loans	$196,913	$166,781

Illini Corporation grants commercial, industrial, residential, and consumer loans to customers in central Illinois through its network of banking offices.  Illini Corporation does not have any particular concentration of credit in any one economic sector; however, a majority of Illini Corporation’s lending occurs in and around Springfield, Illinois, with a substantial portion of such loans secured by real estate.  As such, Illini Corporation is susceptible to changes in the economic environment in the Springfield, Illinois area.

A summary of impaired loans, which includes nonaccrual loans, at December 31, 2001 and 2000 is as follows:

	2001	2000
	(dollars in thousands)
Nonaccrual loans	$4,920	$772
Impaired loans continuing to accrue interest	212	—
Total impaired loans	$5,132	$772

Allowance for losses on specific impaired loans	$354	$115
Impaired loans with no specific related allowance for loan losses	4,669	614
Average balance of impaired loans during the year	3,882	714

Interest income of $344,000 in 2001 and $106,000 in 2000 would have been recognized had nonaccrual loans remained current.  The amount recognized as interest income on other impaired loans continuing to accrue interest was $16,000 in 2001 and $0 in 2000.  The amount recognized as interest income on nonaccrual loans was $247,384 and $28,905 for the years ended December 31, 2001 and 2000, respectively.

A summary of changes in the allowance for loan losses for the years ended December 31, 2001 and 2000 is as follows:

	2001	2000
	(dollars in thousands)
Balance at beginning of year	$2,188	$1,696
Provision charged to expense	605	540

Loans charged off	(740)	(192)
Recoveries of loans previously charged off	50	144
Net loan charge-offs	(690)	(48)
Balance at end of year	$2,103	$2,188

The following table recaps the 2001 activity for loans made by Illini and Camp Point to executive officers, directors, and principal shareholders (insiders) of Illini Corporation and subsidiaries and/or their related interests.  Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal credit risk or present other unfavorable features.

Insider loans
(dollars in thousands)
Balance at December 31, 2000	$821
Advances on existing loans	862
Changes in composition of related parties	28
Payments received	(1,260)
Balance at December 31, 2001	$451

(6)  Premises and Equipment

A summary of premises and equipment at December 31, 2001 and 2000 by major category is as follows:

	2001	2000
	(dollars in thousands)
Land	$1,013	$1,013
Bank premises	6,935	6,855
Furniture and equipment	6,185	5,027
	14,133	12,895
Less accumulated depreciation	7,187	6,340
	$6,946	$6,555

(7)           Loans Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others totaled approximately  $83.8 million and $75.7 million at December 31, 2001 and 2000, respectively.

Mortgage servicing rights of $168,124 and $23,975 were capitalized in 2001 and 2000, respectively.  Mortgage servicing rights have been written down to their fair values of $429,550 and $285,401 at December 31, 2001 and 2000, respectively.  Amortization of mortgage servicing rights was $23,975 and $20,950 in 2001 and 2000, respectively.

(8)           Deposits

At December 31, 2001, the scheduled maturities of time deposits are as follows:

Year	Amount
(dollars in thousands)
2002	$80,606
2003	34,289
2004	10,288
2005	1,066
2006	384
Thereafter	2
$126,635

(9)           Short-term debt

A summary of short-term debt at December 31, 2001 and 2000 is as follows:

	2001	2000
	(dollars in thousands)
Federal funds purchased	$1,200	$7,110
Securities sold under repurchase agreements	413	371
Operating line of credit	—	1,000
Total short-term debt	$1,613	$8,481

Securities sold under agreements to repurchase consist of obligations of the Company to other parties.  The obligations are secured by various securities and such collateral is held by Commerce Bank.  The maximum amount of outstanding agreements at any month end during 2001 and 2000 totaled $450,000 and $402,000 and the monthly average of such agreements totaled $379,000 and $384,000.  The agreements at December 31, 2001 mature within 17 months.  At December 31, 2001, Illini Corporation maintains a line of credit with a financial institution at a rate to be determined by the lender when the funds are borrowed.  At December 31, 2001, Illini Corporation had no outstanding balance on the line of credit but could borrow up to $7.5 million.  The line of credit is collateralized by subsidiary bank stock.

(10)         Long-Term Debt

The following summarizes long-term debt at December 31, 2001 and 2000.

	2001	2000
	(dollars in thousands)
Note payable	$2,471	$—
Federal Home Loan Bank advances, due at various dates through August 28, 2003, fixed rates ranging from 6.28% to 6.83%	$6,000	$6,000
Total long-term debt	$8,471	$6,000

The note payable is to former stockholders as a result of a stock purchase agreement in which Illini Corporation purchased 160,688 shares of stock with one-third of the purchase price paid by Illini Corporation in cash at closing on June 14, 2001.  The balance of unpaid principal is due in three equal installments on March 31 of 2002, 2003 and 2004.  Illini Corporation has prepaid a majority of the note with the remaining amount expected to be paid in 2002.  Interest will be paid quarterly on the unpaid principal balance at seven percent (7%) per annum.  The Company provided a letter of credit to the sellers in lieu of pledging the purchased shares.

The agreement also provides for a contingency in the case that Illini Corporation were to be acquired or issue shares of common stock at a price in excess of $45.00 per share at any time prior to the second anniversary date of April 12, 2003.  During the first six months all of such difference would be payable; during the second six months 75% of such difference would be payable; and during the last six months 25% of such difference would be payable.

The Federal Home Loan Bank advances are secured by first-mortgage loans totaling $12.2 million.  Advances are subject to restrictions or penalties in the event of repayment.

At December 31, 2001, the scheduled maturities, including expected prepayments, of long-term debt are as follows:

Year	Amount
(dollars in thousands)
2002	$6,471
2003	2,000
$8,471

(11)         Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2001 and 2000 are as follows:

	2001	2000
	(dollars in thousands)
Current income taxes:
Federal	$436	$996
State	83	49
Deferred income taxes	(48)	(371)
	$471	$674

A reconciliation of expected income tax expense to federal income tax expense, computed by applying the federal statutory rate of 34% to income before income tax expense for the years ended December 31, 2001 and 2000 to reported income tax expense, is as follows:

	2001	2000
	(dollars in thousands)
Income tax expense at statutory rate	$595	$805
Increase (decrease) in income taxes resulting from:
Tax-exempt income	(249)	(204)
Goodwill amortization	55	56
State income taxes	55	(32)
Other, net	15	49
Income tax expense	$471	$674

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

	2001	2000
	(dollars in thousands)
Deferred tax assets:
Loans, principally due to allowance for loan losses	$530	$468
Intangible assets	92	—
Legal fees	147	85
Other	18	—
	787	553
Deferred tax liabilities:
Available-for-sale securities market valuation	542	188
Investment securities, basis differences	3	6
Mortgage servicing rights	167	—
Premises and equipment, basis differences	25	1
Cash to accrual conversion	20	40
Federal Home Loan Bank stock	35	17
	792	252
Net deferred tax asset (liability)	$(5)	$301

(12)         Employee Benefits

Illini Corporation has a defined contribution 401(k) plan that covers substantially all employees.  Employees may contribute up to 6% of eligible compensation to the plan. Illini Corporation’s contributions are voluntary and at the discretion of the Board of Directors.  All contributions are subject to statutory restrictions.  Employer contributions charged to expense were $61,000 and $44,000 in 2001 and 2000, respectively.

During 2001, Camp Point employees became eligible for the Illini Corporation defined contributions 401(k) plan.  Prior to 2001, Camp Point maintained its own Profit Sharing Plan for all employees meeting certain eligibility requirements.  In December 2000, the plan was terminated with proceeds being distributed to the plan participants.  Camp Point made contributions of $21,200 to the plan for 2000.

(13)         Other Comprehensive Income

Illini Corporation’s other comprehensive income for the years ended December 31, 2001 and 2000 included the following components:

	2001
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net realized and unrealized gains on securities available for sale	$1,099	$(405)	$694
Less adjustment for net securities losses realized in net income	136	(51)	85
Other comprehensive income	$963	$(354)	$609

	2000
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Net realized and unrealized gains on securities available for sale	$1,419	$(518)	$901
Less adjustment for net securities losses realized in net income	(13)	5	(8)
Other comprehensive income	$1,432	$(523)	$909

(14)         Condensed Financial Information of Parent Company

Following are condensed balance sheets as of December 31, 2001 and 2000 and the related condensed schedules of income and cash flows for each of the years in the three-year period ended December 31, 2001 of Illini Corporation (parent company only):

Condensed Balance Sheets

December 31, 2001 and 2000

	2001	2000
	(dollars in thousands)
ASSETS:
Cash	$760	$956
Investment in subsidiaries	24,212	18,937
Loans	397	—
Excess of cost over fair value of net assets acquired	377	284
Other assets	483	697
	$26,229	$20,874
LIABILITIES AND SHAREHOLDER'S EQUITY:
Junior subordinated debt to subsidiary	$9,279	$—
Short-term debt	—	1,000
Long-term debt	2,471	—
Other liabilities	889	516
Shareholders’ equity	13,590	19,358
	$26,229	$20,874

Condensed Schedules of Income

Years Ended December 31, 2001 and 2000

	2001	2000
	(dollars in thousands)
REVENUE:
Dividends received from subsidiaries	$1,400	$2,900
Other	103	—
	1,503	2,900
EXPENSES:
Interest expense	1,013	93
Professional fees	726	838
Other	367	244
	2,106	1,175
Income before income tax benefit and equity in undistributed (distributed) income of subsidiaries	(603)	1,725
Income tax benefit	766	391
Equity in undistributed (distributed) income of subsidiaries	1,116	(421)
Net income	$1,279	$1,695

Condensed Schedules of Cash Flows

Years Ended December 31, 2001 and 2000

	2001	2000
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,279	$1,695
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	57	27
Equity in (undistributed) distributed income of subsidiaries	(1,116)	421
Other, net	858	(151)
Net cash provided by operating activities	1,078	1,992
Cash flows from investing activities:
Equity investment in subsidiary	—	(750)
Purchase of investment securities available for sale	(1,020)	—
Proceeds from sales of investment securities available for sale	1,020	—
Payments for investment in and advances to subsidiaries	(3,550)	—
Net increase in loans	(397)	—
Net cash used in investing activities	(3,947)	(750)
Cash flows from financing activities:
Repayment of short-term debt	(1,000)	—
Repayment of long-term debt	(2,239)	—
Purchase of treasury shares	(2,494)	—
Cash paid for other intangibles	(421)	—
Proceeds from junior subordinated debt to subsidiary	9,279	—
Cash dividends paid	(452)	(572)
Net cash provided by (used in) financing activities	2,673	(572)
Net increase (decrease) in cash	(196)	670

Cash at beginning of year	956	286
Cash at end of year	$760	$956
Supplemental information:
Income taxes paid	$1,025	$448
Interest paid	709	92
Purchase of treasury shares with note payable	4,710	—

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

Illini Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  Illini Corporation uses the same credit policies in making commitments and conditional obligations as it does for financial instruments recorded in the consolidated balance sheets.  The off-balance-sheet financial instruments of Illini Corporation at December 31, 2001 and 2000 are presented below:

	2001	2000
	(dollars in thousands)
Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$36,863	$28,905
Letters of credit	2,500	764
	$39,363	$29,669

Commitments to extend credit, which include lines of credits, are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Of the total commitments to extend credit at December 31, 2001 and 2000, approximately $26.0 million and $14.9 million, respectively, represent fixed-rate loan commitments.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Illini Corporation evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counterparty.  Collateral held varies, but generally includes residential or income-producing commercial property, inventory, accounts receivable, and/or equipment.

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

Following is a summary of the carrying amounts and fair values of Illini Corporation’s financial instruments at December 31, 2001 and 2000:

	December 31, 2001
	Carrying amount	Fair value
	(dollars in thousands)
Balance sheet assets:
Cash and cash equivalents	$15,585	$15,585
Investment securities	49,156	49,156
Loans, net	196,913	198,882
Accrued interest receivable	2,549	2,549
	$264,203	$266,172
Balance sheet liabilities:
Deposits	$238,827	$240,056
Short-term debt	1,613	1,613
Long-term debt	8,471	8,471
Preferred securities of subsidiary trust	9,000	9,969
Accrued interest payable	1,414	1,414
	$259,325	$261,523

	December 31, 2000
	Carrying amount	Fair value
Balance sheet assets:
Cash and cash equivalents	$7,023	$7,023
Investment securities	54,602	54,602
Loans, net	166,781	168,449
Accrued interest receivable	2,395	2,395
	$230,801	$232,469
Balance sheet liabilities:
Deposits	$203,292	$203,292
Short-term debt	8,481	8,481
Long-term debt	6,000	6,000
Accrued interest payable	1,181	1,181
	$218,954	$218,954

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

Cash and Cash Equivalents

For cash and cash equivalents the carrying amount is a reasonable estimate of fair value, as such instruments reprice in a short time period.

Investment securities

Fair values of investment securities are based on quoted market prices or dealer quotes.

Loans

Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, commercial real estate, residential mortgage, and installment.  Each loan category is further segmented into fixed-rate and adjustable-rate interest terms and by performing and nonperforming categories.

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

Short-term Debt

Short-term debt consists of short-term borrowing arrangements.  The rates approximate market rates, thus the fair value approximates carrying value.

Long-term Debt

The fair values of these borrowings are estimated using a discounted cash flow calculation, based on current rates for similar debt.

Preferred Securities of Subsidiary Trust

The fair values of preferred securities of subsidiary trust are estimated using a discounted cash flow calculation, based on current rates for similar securities.

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

(16)         Litigation

Various legal claims have arisen against Illini Corporation in the normal course of business, which, in the opinion of Illini Corporation management, will not result in any material liability to Illini Corporation.  Two (2) additional cases remain pending.

The first case was filed in 1998 by a shareholder of Illini Corporation against Illinois Stock Transfer Company, as Rights Agent for Illini Corporation under Illini Corporation’s Shareholder Rights Agreement (the “Rights Agreement”), for specific performance of the Rights Agreement, both individually and on behalf of a class of Illini Corporation shareholders.  The complaint alleges that the Rights Agreement was triggered in April of 1998, and that the Rights Agent has a duty under the Rights Agreement to distribute Rights Certificates to the shareholders of Illini Corporation.  Illini Corporation was added as a Defendant in 1999, and the class has been certified.  Plaintiff seeks to recover her attorneys’ fees from Illini Corporation in addition to the other relief sought.  In January of 2000, the trial court entered Summary Judgement in favor of Illini Corporation and Illinois Stock Transfer Company.  Plaintiff appealed this ruling denying Plaintiff’s summary judgement motion to the Illinois Appellate Court.  The Appellate Court reversed the Summary Judgement for Defendants and remanded the case for trial on the issue of whether the Illini Corporation Board of Directors acted in good faith in determining that a shareholder’s acceptance of a gift of Illini Corporation Stock did not trigger the Rights Amendment and later, in Illini Corporation’s later amendment of the Rights Agreement.  The Appellate Court further ruled the Plaintiff’s attorneys’ fees were recoverable under the Rights Agreement.  As of December 31, 2001, Illini Corporation has accrued its best estimate as a contingency reserve for this litigation.  Illini Corporation anticipates the case will be tried in 2002.

The second case was filed in august of 2001 by a shareholder against a former shareholder and several present and former directors of Illini Corporation.  The complaint purports to bring a derivative cause of action arising out of the redemption of the shares of the former shareholder, which is alleged to have caused the defendants to breach the Shareholder Rights Agreement.  The complaint seeks rescission of the stock redemption and recover of attorneys' fees.

(17)         Regulatory Restrictions

Illini Corporation, Illini, and Camp Point are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Illini Corporation’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Illini Corporation, Illini, and Camp Point must meet specific capital guidelines that involve quantitative measures of Illini Corporation, Illini, and Camp Point’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting principles.  Illini Corporation, Illini, and Camp Point capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require Illini Corporation, Illini, and Camp Point to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2001, Illini Corporation, Illini, and Camp Point meet all capital adequacy requirements to which they are subject.

As of September 30, 2000, the most recent notification from regulatory agencies categorized Illini as adequately capitalized under the regulatory framework for prompt corrective action.  As of December 31, 2000 Camp Point is categorized as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as adequately or well capitalized, each bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Illini’s or Camp Point’s category.

Illini Corporation’s, Illini’s, and Camp Point’s actual and required capital amounts and ratios as of December 31, 2001 and 2000 are as follows:

	December 31, 2001
	Actual		Capital requirements		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Total capital (to risk-weighted assets):
Illini Corporation	$21,501	10.04%	$17,140	8.00%	—	—
Illini	19,495	10.27	15,181	8.00	$18,976	10.00%
Camp Point	3,726	14.69	2,029	8.00	2,536	10.00
Tier I capital (to risk-weighted assets):
Illini Corporation	14,634	6.75	8,570	4.00	—	—
Illini	17,634	9.29	7,590	4.00	11,386	6.00
Camp Point	3,484	13.74	1,014	4.00	1,522	6.00
Tier I capital (to quarterly average assets):
Illini Corporation	14,467	5.35	10,809	4.00	—	—
Illini	17,634	7.51	9,395	4.00	11,744	5.00
Camp Point	3,484	9.94	1,403	4.00	1,753	5.00

	December 31, 2000
	Actual		Capital requirements		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Total capital (to risk-weighted assets):
Illini Corporation	$19,190	10.87%	$14,120	8.00%	—	—
Illini	15,572	9.94	12,529	8.00	$15,661	10.00%
Camp Point	3,481	16.49	1,689	8.00	2,111	10.00
Tier I capital (to risk-weighted assets):
Illini Corporation	17,001	9.63	7,060	4.00	—	—
Illini	13,609	8.69	6,265	4.00	9,397	6.00
Camp Point	3,255	15.42	844	4.00	1,267	6.00
Tier I capital (to quarterly average assets):
Illini Corporation	17,001	7.27	9,355	4.00	—	—
Illini	13,609	6.78	8,032	4.00	10,041	5.00
Camp Point	3,255	10.02	1,300	4.00	1,625	5.00

Dividends from its subsidiaries are the principal source of funds for payment of dividends by Illini Corporation to its shareholders.

Illini and Camp Point are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2001, Illini had $3.4 million of retained earnings available for dividends without prior regulatory approval.  At December 31, 2001, Camp Point had $199,000 of retained earnings available for dividends without prior regulatory approval.

At December 31, 2001 and 2000, approximately $1,552,000 and $1,162,000, respectively, of cash and due from banks represented required reserves on deposits maintained by Illini Corporation in accordance with Federal Reserve Bank requirements.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Under Illini's Articles of Incorporation, as amended, the Board of Directors is divided into three classes.  The Board of Directors presently consists of eleven (11) members.  Each year, the shareholders are asked to elect the members of a class for a term of three years.   The information below is provided with respect to each nominee for Director and each Director whose term of office extends beyond the date of the Annual Meeting and who will continue in office for their existing terms.  On November 4, 1993, Illini Bank East, Illini Bank Menard County, and Illini Bank North were merged with, into, and under the charter of Illini Bank, a wholly-owned subsidiary of Illini (the "Illini Banks Merger").  As discussed herein, certain of the Directors were directors of the Illini Banks prior to the Illini Banks Merger.

Nominees for the term ending in 2004

Name, Age, Principal Occupation and other Directorships	Director of Illini Since
William B. McCubbin - 64, Farmer	1983

Mr. McCubbin has engaged in farming in Sangamon County since 1961.  He served as a director of Citizen State Bank of Mechanicsburg, Illini Bank of Sangamon County and Illini Bank-Coffeen until their consolidation with Illini Bank.  Mr. McCubbin has served as a director of Illini Bank since 1994 and with Illini since 1983.  Mr. McCubbin has also served as corporate secretary since 1998.

Burnard K. McHone - 62, Banking Executive	1992

Mr. McHone assumed the position of President of Illini on January 1, 1992, and was subsequently elected a director at the 1992 Annual Meeting.  Prior to accepting these positions, Mr. McHone had over 15 years of bank management experience as President, Chairman and Controller of Farmers National Bank of Geneseo and Farmers National Bancorp, Inc. Effective with the merger of Illini Bank, Mr. McHone was elected as a Director of Illini Bank and appointed its President in 1994.  Mr. McHone was elected a director of Farmers State Bank of Camp Point in November 1999.

Robert F. Olson - 71, Retired State Representative	1988

Mr. Olson has been retired as State Representative from the Illinois General Assembly since 1994.  He is also a retired farmer.  He currently operates a Farm Management Service for out of state landowners.  He served as a director and Chairman of the Board of Illini Bank-North until the Illini Banks Merger.  Mr. Olson also serves as a director of Illini Bank.

N. Ronald Thunman – 69, President of CAE Electronics	1997

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

Dr. Jane Schachtsiek – 54, Chancellor, Dept. of Nursing	1997

Dr. Schachtsiek has served as Chancellor at St. Johns College, Department of Nursing since 1990. Previously, Dr. Schachtsiek earned her Doctorate of Philosophy from Southern Illinois University in Carbondale and is a member of the Board of St. John’s College. She was elected a director of Illini Bank in 1997 and has served in that capacity since then.

Continuing Directors for the term ending in 2003

Name, Age, Principal Occupation and other Directorships	Director of Illini Since
Thomas A. Black - 64, Management	1983

Mr. Black was employed by Caterpillar Tractor Company since 1956 and held a management position from 1973 until his retirement in December 2000.  He served as a director of Stonington Community Bank & Trust Co. and Illini Bank-East until the merger of Illini Bank was completed in 1994.  Mr. Black was elected to the Board of Directors of Illini Bank in 1994 and has served as its Chairman since 1996.  Mr. Black also serves as Chairman of the Board of Illini and has held such position since

1983. Mr. Black was elected to the Board of Directors of Farmers State Bank of Camp Point in 1999 and has served at its Chairman since then.

Lawrence B. Curtin - 75, Farmer	1983

Mr. Curtin owns and operates a large corn and soybean farm and has been in farming his entire life.  He served as a director and Chairman of the Board of Illini Bank-East until the Illini Banks Merger was completed.  He also serves as a director of Illini Bank.

Dr. Anthony F. Liberatore – 55, Professor of Economics	1997

Dr. Liberatore has been a fully tenured Professor of Economics at Millikin University since 1985 and is currently Hermann Chair of Management Development and director of MBA Program with the Tabor School of Business.  He founded Quality By Design, a private consulting firm, in 1990.  He was elected a director of Illini Bank in 1997 and has served in that capacity since then.

Continuing Directors for the term ending in 2002

Name, Age, Principal Occupation and other Directorships	Director of Illini Since
William N. Etherton - 75, Farmer	1994

Mr. Etherton has been engaged in farming and the livestock business in the Mechanicsburg vicinity all of his life time.  He remains active in Etherton Stock Farms, an 2500 acre farm operation.  He previously served as a director of Citizens State Bank of Mechanicsburg and Illini Bank of Sangamon County before being elected to the Board of Illini Bank in 1994.  He has served as a director of Illini since 1994.

John H. Pickrell - 82, Farm Manager	1983

Mr. Pickrell has operated a farm and has been engaged in farm management since 1978.  He was appointed as a director and Treasurer of Illini Bank upon consummation of the Illini Banks Merger.  Mr. Pickrell is also Treasurer of Illini and has held such position since 1983.

Jesse Werner, Jr. – 65, President of Champion Gas & Oil

Mr. Werner is President of Champion Gas & Oil Company, Vice President of Arrow Trailer & Equipment Company and Vice President of Waco Leasing Company.  Mr. Werner served on the Board of American Bank & Trust Co. until 1994, and was a director of Illini Bank.  He previously served as a director of Illini from 1983 until 1996.

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

During 2001, the Board of Directors of Illini held eight meetings.  Each of the current Directors attended more than 75% of the total number of meetings of the Board of Directors and of all Committees of which they were members.  On December 21, 2000 the Board of Directors recommended the drafting of a resolution to amend the Bylaws of Illini Corporation to reduce the number of regular meetings from four per year to one per year and to provide for special meetings that may be necessary to adequately conduct corporate business.  By limiting the number of meetings, it will reduce expenses and control liability.  The Board of Directors passed the resolution on February 15, 2001.

The Board of Directors has established Committees to assist in the discharge of its responsibilities.

In 2001, the Board established an Executive Committee, which met six times throughout the year.  The Executive Committee is comprised of Mssrs. Thunman, Black, Curtin, Etherton, McCubbin, McHone, Olson and Pickrell.  The Executive Committee was established to act directly on behalf of the Board during interim periods between Board meetings and during emergencies.  The Executive Committee is also responsible for reviewing all litigation pending or threatened by or against Illini, or its subsidiaries, and except where settlement of any such litigation will involve an aggregate expenditure in excess of $1 million, the Executive Committee has authority to authorize settlement or compromise of any such litigation.

The Compensation Committee met three times during 2001 and consists of Messrs. Black, Liberatore, Olson and Thunman. This Committee was created by Illini to oversee and control all administration of employee compensation and benefit matters for Illini and its subsidiary banks.

The Nominating Committee met once during 2001 and consists of Messrs. Black, Etherton, McCubbin, McHone, Olson, Pickrell and Thunman.  The Nominating Committee was created by Illini to oversee the duties of nominating a slate for election to the Board of Directors and with reviewing and determining the qualifications and eligibility of any nominee.

In 1989, the Board of Directors established an Audit Committee to oversee the external and internal audit functions of Illini and its subsidiaries.  Only outside directors are eligible to serve on the Audit Committee.  During 2001, the Audit Committee consisted of Messrs. Curtin, Black, Etherton, Liberatore and McCubbin and met five times.

Executive Officers

The following table provides information with respect to the executive officers of Illini as of December 31, 2001 including all positions and offices with Illini.

Name	Age	Office
Thomas A. Black	64	Chairman of the Board
N. Ronald Thunman	69	Vice Chairman of the Board
Burnard K. McHone	62	President
William B. McCubbin	64	Secretary
John H. Pickrell	82	Treasurer
James L. Adkins	54	Chief Operating Officer
Douglas F. Finn	45	Vice President of Sales & Service
William B. Glaze	58	Vice President of Operations
Daniel R. Haider	44	Senior Vice President of
		Safety and Soundness
Ronald E. Wenger	47	Senior Vice President of
		Credit Administration

Business Experience of Non-Director Executive Officers

James L. Adkins – 54	Chief Operating Officer

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

Mr. Finn joined Illini Bank in October 1997 as Banking Center Manager of the main banking facility located at Iles & Koke Mill in Springfield, IL.  In February 1999, he was promoted to Vice President of Sales & Service.  From 1981 to 1997, Mr. Finn was employed by Bank One and held the title of Assistant Vice President from 1995 to 1997.

William B. Glaze - 58	Vice President of Operations

Mr. Glaze joined Illini Bank in January 2001 as Vice President of Operations.  Mr. Glaze has over thirty years management experience in the banking industry and most recently was an independent contractor for his financial consulting firm the Glaze Group.

Daniel R. Haider, Jr. - 44	Senior Vice President of Safety and Soundness

Mr. Haider joined Illini Corporation in July 2000 as Sr. Vice President of Safety and Soundness.  His primary responsibility will be to maintain bank safety and soundness.  From 1998 to 2000 Mr. Haider served as CEO and Chairman of the Board of First National Bank of Newton.  Mr. Haider was Regional President of Community Banks of Colorado from 1997 through 1998 and served as President/CEO of First State Bank of Eldorado from 1994 through 1997.

Ronald W. Wenger - 47	Senior Vice President of Credit Administration

Mr. Wenger joined Illini Bank in August of 1978.  He worked for First State Bank until the Illini Banks Merger when he was named Vice President of Commercial Loans.  In June 1998, Mr. Wenger was named Vice President of Credit Administration for Illini and Illini Bank and was promoted to Senior Vice President in February 1999.

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

Based solely on a review of the copies of such forms received by Illini, Illini believes that, during the period from January 1, 2001 until December 31, 2001, all Section 16(a) filing requirements applicable to its executive officers, Directors and ten percent shareholders were met to the best of our knowledge.

ITEM 10. - EXECUTIVE COMPENSATION

The following table sets forth the compensation for 2001 awarded to or earned by the Chief Executive Officer of the Company.

Summary Compensation Table Annual Compensation
Name and Principal Position	Year	Salary($)	Bonus($)
Burnard McHone President	2001	$114,500	$0
	2000	$113,000	$0
	1999	$111,500	$0

No other executive officer of Illini received compensation in 2001 in excess of $100,000.

Employment Agreement

Illini and Illini Bank have entered into employment agreements with Burnard K. McHone, James L. Adkins, Douglas F. Finn, William B. Glaze, Daniel R. Haider, Jr. and Ronald Wenger.  Mr. McHone, and Mr. Wenger’s employment agreements were effective as of November 24, 1998, and provide that they shall be employed until December 31, 2003.  Mr. Adkins’ employment agreement was effective as of February 5, 1999, and Mr. Finn’s as of March 2, 1999, and provide that they shall be employed until December 31, 2002.  Mr. Haider’s employment agreement was effective as of July 3, 2000 and provides he shall be employed until July 2003.  Mr. Glaze’s employment agreement was effective as of January 1, 2001 and provides he shall be employed until December 31, 2004.

Unless sooner terminated in accordance with the terms outlined in the employment agreements, all obligations shall terminate after the expiration of the employment terms of the respective employment agreements.  The Officers may, with the consent of the Company, continue to be employed by Illini and Illini Bank after the expiration of the employment term of the respective employment agreements on such terms and conditions as may be agreed upon by Illini and the Officers.  These Officers may terminate the employment agreements at any time upon 30 days’ prior notice to Illini.

Illini may terminate the Agreements without cause prior to the Term, by providing thirty days notice to the Officer.  In such event the Officer shall have no further obligation to Illini, except the duty to not disclose confidential information outlined in the Agreement, and Illini shall have no further obligation to the Officer from the date of such termination except (a) to pay to the Officer the salary payment in the amount in effect on the date of termination, for a period of six months from the date of termination, (b) to pay to the Officer any other benefits due under Illini’s compensation and benefit plans for a period of six months from the date of termination, and (c) to pay to the Officer reasonable expenses of out placement services within the financial institutions industry during the six month period following the date of termination; provided, however, out placement expenses shall be paid only upon actually incurring such expenses and the Officer’s furnishing of evidence thereof to Illini and shall not include moving or relocation expenses.

In the event there is a “Change in Control” of the Company during the employment term, and (a) within the period commencing three months prior to the date of a Change in Control and ending six months following the date of the Change in Control, the Officer’s employment hereunder is terminated by Illini other than for Cause; or (b) within the employment term, the Officer resigns from his employment upon thirty days written notice given to the Company within thirty days following a material change in the Officer’s title, authorities of duties, in effect immediately prior to the Change in Control, a reduction in the compensation or a reduction in benefits or compensation and benefit plans from the amount of compensation and benefits in effect immediately prior to the Change in Control, or a change of the Officer’s principal place of employment without his consent to a city more than 25 miles from Springfield, Illinois, then the Officer shall have no further obligation to Illini, except the duty not to disclose confidential information in accordance with the employment agreement.  Illini shall have no further obligation to the Officer from the date of termination except to pay the Officer the salary amount in effect on the date of termination for a period of twelve months from the date of termination.

Compensation of Directors

Directors of Illini receive an annual retainer of $2,000 paid quarterly. Executive and Audit Committee members receive an annual retainer of $400 paid quarterly.  Compensation and Nominating Committee members receive an annual retainer of $200 paid quarterly.  Chairmen are paid at 150% of the normal fee.  Certain Directors also receive fees as a director of Illini's subsidiary, which is an annual retainer of $4,800 paid quarterly.  Loan Committee members rotate every six months and receive an annual retainer of $600 paid quarterly.  Marketing Committee members receive an annual retainer of $200 paid quarterly.  The Chairmen are paid at 150% of the normal fee.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2001, with respect to all shareholders known to Illini to have been the beneficial owners of more than five percent of its Common Stock, and the shares of Common Stock of Illini beneficially owned by each Director, Nominee, and by all Directors and executive officers of Illini as a group based upon information received from such persons.  Beneficial ownership of securities generally means the power to vote or dispose of securities, regardless of any economic interest.  Unless otherwise indicated, all persons shown in the table below have sole voting and dispositive power or share voting and dispositive power with members of their immediate families with respect to the number of shares listed next to their names.

		Common Stock Beneficially Owned
Name of Beneficial OwnerAddress (3)		Number of Shares	Percentage of Total
D. Marlene H. Huls	P.O. Box 579	103,756	18.15%
Gifford, Illinois 61847

D. Marlene H. Huls,	P.O. Box 579	19,577	3.42%
TR UW, Ernest H. Huls	Gifford, Illinois 61847
Family Trust

Thomas A. Black		12,314	2.15%
Lawrence B. Curtin		3,007	0.53%
William N. Etherton		8,110	1.42%
Anthony Liberatore		556	0.10%
William B. McCubbin		2,930	0.51%
Burnard K. McHone		8,237	1.44%
Robert F. Olson		2,835	0.50%
John H. Pickrell		2,007	0.35%
Jane A. Schachtsiek		255	0.04%
N. Ronald Thunman		3,614	0.63%
Jesse A. Werner		8,134	1.42%

All 11 Directors, Nominees, and Executive Officers as a group		175,322	30.66%

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Directors, Executive Officers and Associates

During 2001, some of the Directors and executive officers of Illini (and members of their immediate families and corporations, organizations and trusts with which these individuals are associated) have been indebted to one or more of the subsidiary banks in amounts of $60,000 or more. All such loans were made in the ordinary course of business, did not involve more than normal risk of collectibility or present other unfavorable features, and were made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the same time for comparable loan transactions with unaffiliated persons.  No such loan was classified by any of the subsidiary banks as of December 31, 2001 as a non-accrual, past due, restructured or potential problem loan.

Outside of normal customer relations, none of the Directors, executive officers, or 5% shareholders of Illini (or members of their immediate families) currently maintains or has maintained during 2001 any significant business or personal relationship with Illini or any of its subsidiaries other than such as might arise by virtue of such person's ownership interest in, or position with, Illini.

ITEM 13. - EXHIBITS LIST AND REPORTS ON FORM 8-K

(a) The following exhibits have been filed with the Securities and Exchange Commission as required:

(3)	(1) Articles of Incorporation (incorporated by reference to Illini’s Form 10-K for the year ended December 31, 1984).
(2) Amended and Restated Bylaws of Illini Corporation, effective February 15, 2001.
(3) Amended and Restated Bylaws of Illini Corporation, effective October 28, 2001.
(4)	(1) Rights Agreement by and between Illini Corporation and Illinois Stock Transfer Company, as rights agent (incorporated by reference to Illini’s Form 8-K filed on June 25, 1997).
(2) First Amendment to Rights Agreement dated July 1, 1998 (incorporated by reference to Illini’s Form 8-K filed on July 13, 1998).
(3) Second Amendment to Rights Agreement dated July 6, 1999 (incorporated by reference to Illini Corporation’s Form 8 - K filed on July 12, 1999).
(4) Third Amendment to Rights Agreement dated November 18, 1999 (incorporated by reference to Illini Corporation’s Form 8-K filed on November 26, 1999).
(9)	Not applicable.
(10)	(1) Form of data processing agreement (incorporated by reference to Illini’s Form 10- KSB for the year ended December 31, 1996).

(2) Employment agreement by and between Illini Corporation and Burnard K. McHone dated November 24, 1998
(incorporated by reference to Illini Corporation’s Form 10-KSB for the year ended December 31, 1998).

(3) Employment agreement by and between Illini Corporation and William B. Littreal dated November 24, 1998
(incorporated by reference to Illini Corporation’s Form 10-KSB for the year ended December 31, 1998).

(4) Employment agreement by and between Illini Corporation and Ronald W. Wenger dated November 24, 1998
(incorporated by reference to Illini Corporation’s Form 10-KSB for the year ended December 31, 1998).

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
(21)

Subsidiaries of the Registrant: Illini Bank, an Illinois state chartered bank, Farmers State Bank of Camp Point, an Illinois state chartered bank, and Illini Statutory Trust I, a special purpose trust subsidiary.

(22)	Not applicable.
(23)	Not applicable.
(24)	Not applicable.
(99)	Not applicable.

(b)  The Corporation filed a Form 8-K dated October 28, 2001 amending and restating the Company's Bylaws.

The Corporation filed a Form 8-K dated November 28, 2001 executing a definitive Agreement and Plan of Merger by and among the Corporation, Effingham Merger Corporation and Illinois Community Bancorp, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 26, 2002

Illini Corporation, Registrant, by

/s/ Burnard K. McHone
Burnard K. McHone, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas A. Black	March 26, 2002	/s/ Burnard K. McHone	March 26, 2002
Thomas A. Black, Chairman	Date	Burnard K. McHone, Director & Pres	Date
(Principal Executive Officer)

/s/ Lawrence B. Curtin	March 26, 2002	/s/ Robert F. Olson	March 26, 2002
Lawrence B. Curtin, Director	Date	Robert F. Olson, Director	Date

/s/ William N. Etherton	March 26, 2002	/s/ John H. Pickrell	March 26, 2002
William N. Etherton, Director	Date	John H. Pickrell, Director	Date

/s/ William B. McCubbin	March 26 2002	/s/ N. Ronald Thunman	March 26, 2002
William B. McCubbin, Director	Date	N. Ronald Thunman, Director	Date

/s/ Anthony F. Liberatore	March 26, 2002	/s/ C. Deann Hager	March 26, 2002
Anthony F. Liberatore	Date	C. Deann Hager, Finance Manager	Date
(Principal Financial and Accounting Officer)
/s/ Jane A. Schachtsiek	March 26, 2002
Jane A. Schachtsiek	Date

/s/ Jesse A. Werner, Jr.	March 26, 2002
Jesse A. Werner, Jr.	Date

EXHIBIT INDEX

Number	Description
(none)	(none)

Illini Corporation, Illini Bank and Farmers State Bank of Camp Point Officers	Illini Bank Locations
Illini Corporation	3200 West Iles Avenue	West Main St.
	Springfield	Mechanicsburg
Burnard K. McHone	Jean Jachino, Bank Manager I	Lori Jarrett, Bank Manager I
President	Jim McGuire, Corporate Banking

	120 South Chatham Road	2201 Woodlawn, Ste. 100
James L. Adkins	Springfield	Lincoln
Sr. Vice President / Chief Operating Officer	Ann Cowhick, Bank Manager I	Sharon Awe, Bank Manager I

Daniel R. Haider, Jr.	615 West Jefferson St.	120 Governor Oglesby
Sr. Vice President / Safety and Soundness	Springfield	Elkhart
	Mary Abbott, Bank Manager I	Sharon Awe, Bank Manager I
Ronald Wenger
Sr. Vice President / Credit Administration	2120 Peoria Road	116 East Exchange
	Springfield	Danvers
Doug F. Finn	Kathy Carl, Bank Manager I	Tom Caisley, Bank Manager II
Vice President / Sales & Service
	375 West Andrew Road	103 Franklin
C. Deann Hager	Sherman	Hudson
Finance Manager	Steve Tate, Bank Manager I	Greg Birky, Corporate Banking

Illini Bank	133 Dodds Street	100 East Third St
	Divernon	Stonington
Burnard K. McHone	Vickie Bly, Corporate Banking	Carolyn Winn, Bank Manager I
President
Route 4 and Jefferson
James L. Adkins	Auburn
Sr. Vice President / Chief Operating Officer	Molly Appelt, Bank Manager II

Ronald Wenger
Sr. Vice President / Credit Administration	Farmers State Bank of Camp Point Location
206 E. Wood Street
Doug F. Finn	Camp Point
Vice President / Sales & Service	Jeffrey S. Mefford, President

C. Deann Hager
Finance Manager

Juanita L. Mathis
Vice President/Operations

Nancy Richards
Vice President / Corporate Banking

Terry Lock
Vice President / Corporate Banking

Farmers State Bank of Camp Point	Stock Transfer Agent
Illinois Stock Transfer
Jeffrey S. Mefford	209 West Jackson Blvd.
President	Suite 903
Chicago, IL 60606
Terry Reuschel	1-800-757-5755
Vice President

Anne Hunsaker
Vice President / Cashier