Form 10QSB
period 2002-03-31
ILLINI CORP
filed 2002-05-09
CIK 730037

U.S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2002

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

Yes   ☒      No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  411,701 shares of $0.01 par value common stock as of April 30, 2002.

Transitional Small Business Disclosure Format:	Yes ☐ No ☒

ILLINI CORPORATION

INDEX TO FORM 10-QSB

March 31, 2002

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ILLINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2002 and December 31, 2001

	March 31, 2002	December 31, 2001
	(Unaudited)
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,797	$8,146
Interest-bearing deposits in other banks	31	29
Federal funds sold	6,320	7,410
Cash and cash equivalents	12,148	15,585
Investment securities available for sale, at fair value	46,561	49,156
Loans, net of the allowance for loan losses	210,510	196,913
Premises and equipment	6,997	6,946
Accrued interest receivable	2,716	2,549
Other real estate owned	921	370
Goodwill	1,856	1,856
Intangible assets	362	392
Other assets	711	745
Total Assets	$282,782	$274,512
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	35,130	34,140
Interest-bearing deposits:
NOW and money market accounts	59,422	60,057
Savings deposits	19,335	17,995
Time deposits, $100,000 and over	29,628	31,842
Other time deposits	103,736	94,793
Total deposits	247,251	238,827
Short-term debt	1,166	1,613
Long-term debt	8,400	8,471
Preferred securities of subsidiary trust	9,000	9,000
Accrued interest payable	1,176	1,414
Other liabilities	1,987	1,597
Total Liabilities	268,980	260,922

COMMITMENTS AND CONTINGENT LIABILITIES

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized and unissued 10,000,000 shares	—	—
Common stock–$0.01 par value, authorized 45,000,000 shares; 571,789 shares issued and outstanding	6	6
Capital surplus	9,070	9,070
Retained earnings	10,995	10,775
Accumulated other comprehensive income	935	943
Less: Treasury shares, at cost, 160,088 shares	(7,204)	(7,204)
Total shareholders’ equity	13,802	13,590
Total Liabilities and Shareholders Equity	$282,782	$274,512

See accompanying notes to interim condensed consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2002 and 2001

(Unaudited)

	2002	2001
	(dollars in thousands)
Interest income:
Interest and fees on loans	$3,959	$3,701
Interest on investments securities:
Taxable	488	635
Exempt from federal income taxes	195	181
Interest on short term investments	21	71
Total interest income	4,663	4,588
Interest expense:
Interest on deposits:
NOW and money market accounts	284	543
Savings deposits	67	82
Time deposits, $100,000 and over	332	401
Other time deposits	1,110	1,187
Interest on short-term debt	5	58
Interest on long-term debt	144	100
Interest on preferred securities of subsidiary trust	237	94
Total interest expense	2,179	2,465
Net interest income	2,484	2,123
Provision for loan losses	210	100
Net interest income after provision for loan losses	2,274	2,023

Noninterest income:
Service charges on deposit accounts	278	333
Other fee income	81	68
Mortgage loan servicing fees	34	59
Gains on sales of mortgage loans	18	43
Gains (losses) on sale of other real estate owned	(4)	6
Other	31	30
Total noninterest income	438	539
Noninterest expense:
Salaries and employee benefits	1,245	1,010
Net occupancy expense	189	199
Equipment expense	81	104
Data processing fees	150	183
Supplies expense	54	43
Communication and transportation expense	109	104
Marketing and advertising expense	60	57
Correspondent and processing fees	86	71
Loan and other real estate owned expense	19	14
Professional fees	161	186
Regulatory fees	23	33
Other	124	139
Total noninterest expense	2,301	2,143

Income before income tax expense	411	419
Income tax expense	88	110
Net income	$323	$309
Basic earnings per share (based on weighted average common shares outstanding of 411,701 in 2002 and 571,789 in 2001)	$0.78	$0.54

See accompanying notes to interim condensed consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2002 and 2001

(Unaudited)

	2002	2001
	(dollars in thousands)
Cash flows from operating activities:
Net income	$323	$309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	214	211
Amortization of goodwill and other intangibles	30	41
Provision for loan losses	210	100
Investment security amortization (accretion), net	(7)	(25)
Federal Home Loan Bank stock dividend	(10)	(15)
Gains on sales of mortgage loans	(18)	(43)
(Gains) loss on sale of other real estate owned	4	(6)
Increase in accrued interest receivable	(167)	(100)
Increase (decrease) in accrued interest payable	(238)	207
Origination of secondary market mortgage loans	(1,287)	(4,171)
Proceeds from the sales of secondary market mortgage loans	1,357	3,949
Other, net	425	(567)
Net cash provided by (used in) operating activities	836	(110)

Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities available for sale	5,245	6,058
Purchases of investment securities available for sale	(2,642)	(2,453)
Net increase in loans	(14,429)	(7,105)
Purchases of premises and equipment	(265)	(266)
Proceeds from sales of other real estate owned	15	6
Net cash used in investing activities	(12,076)	(3,760)

Cash flows from financing activities:
Net increase (decrease) in non-interest bearing deposit accounts	990	(6,723)
Net increase in NOW, money market accounts and savings deposits	705	4,345
Net increase (decrease) in time deposits $100,000 and over	(2,214)	4,670
Net increase in other time deposits	8,943	7,005
Net increase (decrease) in short-term debt	(447)	(8,106)
Proceeds from issuance of preferred securities of subsidiary trust	—	9,000
Proceeds of long-term debt	2,400	—
Repayment of long-term debt	(2,471)	—
Cash dividends paid	(103)	(143)
Net cash provided by financing activities	7,803	10,048

Net increase in cash and cash equivalents	(3,437)	6,178

Cash and cash equivalents at beginning of period	15,585	7,023

Cash and cash equivalents at end of period	$12,148	$13,201
Supplemental Information:
Income taxes paid	$120	$613
Interest paid	$2,417	$2,258
Other non-cash investing activities:
Transfer of loans to other real estate owned	$570	$100

See accompanying notes to interim condensed consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements (Unaudited)

March 31, 2002

(1)                                  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the Illini Corporation (“Corporation”) Annual Report on Form 10-KSB for the year ended December 31, 2001.  The capital stock and capital surplus have been reclassified from the Annual Report on Form 10-KSB for the year ended December 31, 2001 due to the amendments approved by the shareholders described in recent developments.

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Illini Corporation has no potential common shares which are dilutive.

Results for the three months ended March 31, 2002 may not be indicative of the annual performance of Illini Corporation or the subsidiary banks, Illini Bank and Farmers State Bank of Camp Point (“the subsidiary banks”).  Management of the Corporation has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the interim consolidated financial statements (unaudited) in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

(2)                                  Recent Developments

Illini Corporation has executed a definitive agreement and plan of merger to acquire all of the outstanding stock of Illinois Community Bancorp, Inc (“ICBI”) through the merger of ICBI with a wholly owned subsidiary of Illini Corporation.  Under the terms of the merger agreement, ICBI’s shareholders will receive .2126 shares of common stock of the Illini Corporation in exchange for each share of ICBI common stock.  In the event that certain loan contingencies are resolved prior to closing, the exchange ratio may be increased to up to .2472 shares of Illini Corporation in exchange for each share of ICBI stock.  As of December 31, 2001, ICBI had total assets of $57,040,000, total liabilities of $53,629,000 and total equity of $3,401,000.  For the year ended December 31, 2001, ICBI had a net loss of $1,763,000.

The shareholders of the Corporation, at a special meeting on March 21, 2002, approved certain amendments to the Articles of Incorporation of Illini Corporation.  The approved amendments include:  the elimination of preemptive rights of shareholders; elimination of cumulative voting for the election of directors; increase of the number of authorized shares of common stock to 45,000,000 shares and the reduction of the par value of common shares from $10 per share to $.01 per share; authorization of 10,000,000 shares of preferred stock, par value $.01 per share; reduction of the vote required, pursuant to Sections 11.20 (b) and 11.60(e) of The Business Corporation Act of 1983, to approve a merger or sale transaction from approval by two-thirds of the issued and outstanding shares of common stock to approval by a majority of the issued and outstanding shares of common stock; the adoption of a qualified incentive stock option plan (60,000 shares) for executive employees of the Corporation and a non-qualified incentive stock option plan (7,500 shares) for directors of the Corporation.  As of March 31, 2002, no stock options have been granted to employees or directors of the Corporation.

The increase of the number of authorized shares of common stock to 45,000,000 shares and the authorization of 10,000,000 shares of preferred stock give the Corporation flexibility in structuring its shareholder base and in raising capital.  As the shareholder base becomes larger it may be necessary to utilize stock splits, stock dividends or a like mechanism in order to adjust the fair market value of the stock on a per share basis so that it may be more easily traded or more easily adaptable to a more formal trading market.  The addition of authorized preferred stock gives the Board of Directors flexibility in raising capital.  Some shareholders may require a definitive annual return on their investment and are willing to forego voting rights in exchange for preference in both dividend rates and liquidation payments.

(3)                                  Allowance for Loan Losses and Impaired Loans

The allowance for loan losses is increased by provisions charged to operations and is available to absorb loan losses.  Illini Corporation utilizes a systematic, documented methodology in determining the appropriate level of the allowance for loan losses of its subsidiary banks.  Management’s approach, which provides for general and specific allowances, is based on current economic conditions, past loan losses, collection experience, risk characteristics of the portfolio, assessing collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management’s judgment, deserve current recognition in estimating potential loan losses.  The determination of the allowance for loan losses is one of the significant estimates made by management in the preparation of the consolidated financial statements.

	March 31,
	2002	2001
	(dollars in thousands)
Balance at beginning of period	$2,103	$2,188
Provision charged to expense	210	100
Charge-offs	21	65
Less: recoveries	6	11
Net charge-offs	15	54
Balance at end of period	$2,298	$2,234

Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest according to the contractual terms of the loan agreement is not probable, are evaluated for impairment.  Information regarding impaired loans at March 31, 2002 and December 31, 2001 is as follows:

	March 31, 2002	December 31, 2001
	(dollars in thousands)
Nonaccrual loans	$4,169	$4,920
Impaired loans continuing to accrue interest	167	212
Total impaired loans	$4,336	$5,132

Allowance for losses on specific impaired loans	$353	$354
Impaired loans with no specific related allowance For loan losses	3,983	4,669
Average balance of impaired loans during the period	4,492	3,882

(4)                                  New Accounting Pronouncements

In July 2001, SFAS No.  142,  “Goodwill and Other Intangible Assets” was issued.  SFAS No.  142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value.  This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount.  SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001.  Illini Corporation has goodwill of $1,600,000 as of March 31, 2002 related to the Camp Point acquisition.  The Company continued to amortize the existing goodwill through the remainder of fiscal 2001.  As of January 1, 2002, the amortization of goodwill has ceased.  Goodwill was tested for impairment as of January 1, 2002 and determined not to be impaired.  Goodwill amortization expense for the quarter ended March 31, 2001 was $41,000.  Identifiable Intangible assets of $362,000 have continued to be amortized and consists of non-compete agreements and stock issuance costs as of March 31, 2002.

In July 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued.  SFAS No. 143 establishes standards for accounting and reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs.  SFAS No. 143 is effective beginning June 15, 2002.  The adoption of this statement will not have an impact on Illini Corporation.

In October 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued.  Under SFAS No. 144, long-lived assets to be sold within one year must be separately identified and carried at the lower of carrying value or fair value less costs to sell.  Long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment.  Long-lived assets no longer expected to be sold within one year, such as some foreclosed real estate, must be written down to the lower of current fair value or fair value at the date of foreclosure adjusted to reflect depreciation since acquisition.  SFAS No. 144 must be implemented by January 1, 2002.  The adoption of this statement did not have an impact on Illini Corporation.

(5)                                  Other Comprehensive Income

For the three month period ended March 31, 2002 and 2001, unrealized gains (losses) on debt and marketable equity securities available for sale, net of tax, is the Corporation’s only other comprehensive income component.  Other comprehensive income for the three month period ended March 31, 2002 and 2001 is summarized as follows:

	Three Months Ended March 31, 2002
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Net realized and unrealized losses on securities available for sale	$(9)	$1	$(8)
Less adjustment for net securities gains (losses) realized in net income	0	0	0
Other comprehensive loss	$(9)	$1	$(8)

	Three Months Ended March 31, 2001
	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Net realized and unrealized gains on securities available for sale	$876	$(319)	$557
Less adjustment for net securities gains (losses) realized in net income	0	0	0
Other comprehensive income	$876	$(319)	$557

Item 2.  Management’s Discussion and Analysis of Operations

This discussion should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report and in the 2001 Illini Corporation Annual Report on Form 10-KSB (2001 Form 10-KSB).

SUMMARY

	Quarter ended March 31,		Percent
Earnings	2002	2001	Change
	(dollars in thousands, except per share data)
Total revenue	$5,101	$5,127	(0.49)%
Net income	323	309	4.45%
Basic earnings per share	$0.78	$0.54	45.06%

	Quarter ended March 31,		Basis Point
Key Ratios	2002	2001	Change
Return on average assets (1)	0.47%	0.51%	(0.04)%
Return on average equity (1)	9.37%	6.65%	2.72%
Average equity to assets	5.01%	7.69%	(2.68)%
Tier 1 leverage ratio	5.40%	9.30%	(3.98)%
Tier 1 risk-based capital ratio	6.67%	11.73%	(5.16)%
Total risk-based capital ratio	9.80%	14.64%	(4.84)%
Dividend payout ratio	31.90%	46.28%	(14.38)%
Net interest margin	4.07%	3.96%	0.11%
Efficiency ratio	75.95%	77.87%	(1.92)%

(1) Reported on an annualized basis.

RESULTS OF OPERATION

Earning Assets

Average earning assets of the Corporation for the first three months of 2002 increased 14.09% or $31.9 million to $258.4 million from $226.5 million for the first three months of 2001.  Earning assets increased primarily due to planned loan growth.

As discussed in the asset quality section of this Form 10-QSB, management has actively pursued the improvement of the asset quality of all earning assets, including loans and investment securities.

Average net loans increased to $205.5 million for the three months ended March 31, 2002 compared to $170.1 million for the same period in 2001.  The increase of $35.4 million for the three months ended March 31, 2002 as compared to the same period for 2001 was primarily due to an increase of $34.7 million in commercial loans, including commercial real estate loans.  The average yield on the loan portfolio, net of the allowance for loan losses, decreased 98 basis points to 7.86% for the three months ended March 31, 2002.  The decrease in average yield is due to lower interest rates and adjustable rate loans repricing.

Average investment securities decreased $4.6 million for the three months ended March 31, 2002 as compared to the same period in 2001.  The average yield of the investment securities portfolio was 6.47% for the three months ended March 31, 2002, a decrease of 39 basis points as compared to the same period in 2001.  The decrease in investments from December 31, 2001 to March 31, 2002 is a result of the increase in loan growth, and is consistent with management’s intent to maintain a balance in the investment portfolio to support basic surplus, which is used as a measurement of liquidity

Funding

The average balance for the Corporation is based on a monthly average balance verses a daily average balance.  The most important and stable source of funding is core deposits, considered by management to include non-interest bearing demand deposits, NOW and money market accounts, savings deposits and time deposits under $100,000.  Average core deposits for the three months ended March 31, 2002 increased 18.46% or $33.1 million to $212.4 million from $179.3 million for the three months ended March 31, 2001.  The average rate paid on total interest bearing liabilities for the three months ended March 31, 2002 decreased 127 basis points when compared to the three months ended March 31, 2001.

The increase in average core deposits for the three months ended March 31, 2002 as compared to the same period in 2001 has provided a low cost funding source for the growth in the loan portfolio.  In addition to federal funds purchased, the bank subsidiaries maintain an overnight federal funds line of credit with an unaffiliated financial institution and a line of credit with the Federal Home Loan Bank of Chicago.

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

Interest income, on a fully taxable equivalent basis, was $4.8 million for the three months ended March 31,

2002 compared to $4.7 million for the same period in 2001.  Interest expense was $2.2 million for the three months ended March 31, 2001 compared to $2.5 million for the same period in 2001.  An increase in interest income and a decrease in interest expense resulted in a $381,000 increase in net interest income for the three months ended March 31, 2002.

Net interest margin for the three months ended March 31, 2002 of 4.07% was up from 3.96% reported for the same period in 2001.  The increase in the net interest margin is primarily due to decreases in rates of core time deposits.  Management will continue to closely monitor its funding costs to maintain an acceptable spread given the current interest rate environment.  Management will continue to structure the balance sheet to provide insulation for extreme interest rate changes.  Management has reduced its focus on increasing the loan portfolio.

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

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Three months ended March 31,
	2002				2001
	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$5,276	1.9%	$21	1.59%	$4,158	1.7%	$71	6.88%
Investment securities(3)
Taxable	34,220	12.3	488	5.71	39,470	16.1	635	6.44
Tax-exempt(1)	13,451	4.8	283	8.41	12,794	5.2	262	8.18
Total securities	47,671	17.1	771	6.47	52,264	21.3	897	6.86
Loans
Commercial(1)	46,012	16.5	855	7.54	28,776	11.8	651	9.18
Agriculture	15,707	5.6	231	5.97	13,772	5.6	283	8.32
Real estate
Commercial	92,394	33.1	1,789	7.85	74,921	30.6	1,608	8.70
Agriculture	6,853	2.5	136	8.02	7,209	3.0	159	8.95
Residential	33,291	12.0	666	8.11	34,773	14.2	711	8.29
Consumer, net	12,594	4.5	270	8.69	12,073	4.9	264	8.89
Credit card	848	0.3	33	15.99	783	0.3	33	17.18
Total loans	207,699	74.5	3,980	7.77	172,307	70.4	3,709	8.73
Allowance for loan losses	(2,203)	(0.8)			(2,214)	(0.9)
Net loans(1)(2)	205,496	73.7	3,980	7.86	170,093	69.5	3,709	8.84
Total interest earning assets	258,443	92.7	4,772	7.49	226,515	92.5	4,677	8.37
Cash and due from banks	5,533	2.0			5,653	2.3
Premises and equipment	7,063	2.5			6,682	2.7
Other real estate owned	568	0.2			427	0.2
Other assets(3)	7,281	2.6			5,731	2.3
Total assets	$278,888	100.0%			$245,008	100.0%

LIABILITIES
Deposits:
Non interest bearing deposits	$32,788	11.8%			$28,100	11.5%
Interest bearing demand	58,376	20.9	$284	1.97%	54,297	22.2	$543	4.06%
Savings	18,450	6.6	67	1.47	16,658	6.8	82	2.00
Time deposits less than $100,000	102,765	36.9	1,110	4.38	80,217	32.7	1,187	6.00
Total core deposits	212,379	76.2	1,461	2.79	179,272	73.2	1,812	4.10
Time deposits $100,000 and over	30,924	11.1	332	4.35	28,439	11.6	401	5.71
Total deposits	243,303	87.3	1,793	2.99	207,711	84.8	2,213	4.32
Short-term borrowings	722	0.3	5	2.78	3,229	1.3	58	7.22
Long-term borrowings	8,447	3.0	144	6.93	6,000	2.4	100	6.74
Preferred securities of trust subsidiary(4)	9,000	3.2	237	10.53	6,000	2.5	94	6.38
Total interest bearing liabilities	228,684	82.0	2,179	3.86	194,840	79.5	2,465	5.13
Other liabilities	3,446	1.2			3,219	1.3
Total liabilities	264,918	95.0			226,159	92.3
Stockholders’ Equity	13,970	5.0			18,849	7.7
Total liabilities and stockholders’ equity	$278,888	100.0%			$245,008	100.0%
Net interest margin			$2,593	4.07%			$2,212	3.96%

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

(2)       Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $88,000 in 2002 and $75,000 in 2001.

(3)       Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(4)       The average balance for the Corporation is based on monthly average balances verses a daily average balance.

Net Interest Income — Rate/Volume Variance Analysis(*)

	Quarter ended March 31, 2002 as compared to quarter ended March 31, 2001
	Changes in Income/Expense	Volume Effect	Rate Effect
	(dollars in thousands)

Short-term investments	$(50)	$19	$(69)
Investment securities:
Taxable	(147)	(83)	(64)
Tax-exempt	21	13	8
Total securities	(126)	(70)	(56)
Loans:
Commercial	204	390	(186)
Agriculture	(52)	40	(92)
Real Estate:
Commercial	181	375	(194)
Agriculture	(23)	(8)	(15)
Residential	(45)	(30)	(15)
Consumer, net	6	11	(5)
Credit card	—	3	(3)
Total loans	271	781	(510)
Total interest income	95	730	(635)

Interest bearing demand	(259)	41	(300)
Savings	(15)	9	(24)
Time deposits, less than $100,000	(77)	334	(411)
Total core deposits	(351)	384	(735)
Time deposits, $100,000 and over	(69)	35	(104)
Total deposits	(420)	419	(839)
Short-term debt	(53)	(45)	(8)
Long-term debt	44	41	3
Preferred securities of subsidiary trust	143	47	96
Total debt	134	43	91
Total interest expense	(286)	462	(748)

Net interest income	$381	$268	$113

(*)  Fully taxable equivalent basis

NOTE:   The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

Noninterest Income

	Three months ended March 31,		Percent Change
	2002	2001	2002/2001

Service charges on deposit accounts	$278	$333	(16.5)%
Other fee income	81	68	19.1
Mortgage loan servicing fees	34	59	(42.4)
Gains on sales of mortgage loans	18	43	(58.1)
Gains on sales of other real estate owned	(4)	6	(166.7)
Other	31	30	3.3
	$438	$539	(18.7)%

The decrease of $101,000 in non-interest income is primarily due to a decrease in mortgage loan servicing fees of $50,000 caused by the amortization of mortgage servicing rights and a decrease in loan volume.  Also, service charges on deposit accounts decreased $55,000 due to reduced fees on transaction accounts.

Noninterest Expense

	Three months ended March 31,		Percent Change
	2002	2001	2002/2001

Salaries and employee benefits	$1,245	$1,010	23.3%
Net occupancy expense	189	199	(5.0)
Equipment expense	81	104	(22.1)
Data processing	150	183	(18.0)
Supplies	54	43	25.6
Communication and transportation	109	104	4.8
Marketing and advertising	60	57	5.3
Correspondent and processing fees	86	71	21.1
Loan and other real estate owned expenses	19	14	35.7
Professional fees	161	186	(13.4)
Regulatory fees	23	33	(30.3)
Other	124	139	(10.8)
	$2,301	$2,143	7.4%

Total non-interest expense increased $158,000 to $2.301 million for the three months ended March 31, 2002.  The net increases in these expenses are due to higher salaries and employee benefits of $235,000, which is a direct result of increases in employee benefit plan costs, incentive plan costs and cost of living increases to base salaries.  The cost increase to salaries and benefits was somewhat offset by reductions in equipment expense, net occupancy expense, data processing expense, professional fees, regulatory fees, and other operating expenses in the amount of $106,000.  Management continues to control these costs and explore opportunities to reduce them.

CREDIT QUALITY

Gross loans totaled $212.8 million at March 31, 2002, an increase of $13.8 million, or 6.93%, from $199.0 million at December 31, 2001.  The provision for loan losses has increased to $210,000 for the three months ended March 31, 2002 as compared to $100,000 for the same period in 2001.  At March 31, 2002 the allowance as a percent of total loans increased to 1.08% as compared to 1.06% at December 31, 2001.  Management believes the allowance for loan losses is adequate to support any anticipated losses.

	Three Months Ended March 31,
	2002	2001
	(dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$2,103	$2,188
Provision charged to expense	210	100
Charge-offs	21	65
Less: recoveries	6	11
Net charge-offs	15	54
Balance at end of period	$2,298	$2,234

Net Charge-Off Ratios(1):
Commercial	(0.01)%	0.09%
Real Estate	0.00	0.13
Installment	0.20	0.20
Credit Cards	3.99	0.42
Totals	0.03%	0.13%

(1) Ratios to average loans are presented on an annualized basis

Illini Corporation’s primary business of making commercial, real estate, and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond the control of the Corporation.  Accordingly, a significant factor in the Corporation’s past and future operating results is the level of the provision for loan losses.  The provision for loan losses is up $110,000 for the three months ended March 31, 2002 as compared to the comparable period in the prior year.  Net charge-offs decreased to $15,000 for the three months ended March 31, 2002 as compared to $54,000 for the comparable period in the prior year.

Management feels that credit quality systems and controls, along with the creation of a formalized credit administration function, improves credit quality.  Illini Corporation has a 1.08% allowance to gross loans ratio as of March 31, 2002 compared to 1.06% and 1.27% as of December 31, 2001 and March 31, 2001, respectively.

At March 31, 2002, impaired loans totaled $4.3 million, of which $167,000 of loans are not past due 90 days, compared to $212,000, which were not past due 90 days, at December 31, 2001.  Non-performing assets have declined $200,000 from December 31, 2001.  As reported in the 10-KSB non-performing assets totaled $5.3 million.  Eight borrowers make up $3.8 million or 69.73% of the total non-performing assets.  Six loans are commercial real estate in various stages of foreclosure and total $3.4 million, two loans totaling $425,000 are being worked toward a restructure of the debt.  The balance of the non-performing assets are two 1-4 family mortgages in foreclosure, and two commercial real estate properties in other real estate owned pending sale.  Management continues to vigorously pursue the collection of the loans.

Credit Quality	March 31, 2002	December 31, 2001	March 31, 2001
	(dollars in thousands)
Nonperforming assets:
Accruing loans past due 90 days	$—	$—	$—
Nonaccrual	4,169	4,920	1,922
Renegotiated	—	—	—
Other real estate owned	921	370	459
Total nonperforming assets	$5,090	$5,290	$2,381

Key ratios:
Nonperforming loans to ending loans	1.96%	2.47%	1.09%
Allowance to total loans	1.08	1.06	1.27
Allowance to nonperforming loans	55.12	42.74	116.23

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

As discussed in the Corporation’s 2001 Form 10-KSB and previous Form 10-QSB reports, management has implemented several initiatives to improve credit quality.  These steps included a new officer driven problem loan identification system, a revamped allowance for loan losses adequacy determination process, a new loan policy, and improved reporting systems (credit quality and production).  Management is committed to continuing these initiatives and has supplemented these efforts in 2002 by engaging an outside firm to perform a comprehensive review of each bank’s loan portfolio to assess its credit quality and the effectiveness of management’s loan quality systems and controls.

CAPITAL RESOURCES

The current economic and regulatory environment places increased emphasis on capital strength.  A strong capital position, which is vital to the continued profitability of Illini Corporation, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization.  Illini Corporation has satisfied its capital requirements principally through the retention of earnings.  At March 31, 2002, Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 6.67%, 9.80% and 5.40%, respectively, as compared to 6.75%, 10.04% and 5.35% for the period ending December 31, 2001.  The decrease in all categories except for leverage capital is due to growth in the first three months of 2002.  The increase in leverage capital is due to amortization of identifiable intangible assets.  As of March 31, 2002, the Corporation’s subsidiary banks met the criteria to be classified as “well capitalized.”

Earnings retention is affected by the board of director’s declaration of cash dividends.  The dividend payout ratio is an indicator of the level of earnings retained.  The Board of Directors of the Corporation considers the capital strength of the Corporation and the banks in determining the appropriate level of cash dividends to be paid to shareholders.  The dividend payout ratio for the three months ended March 31, 2002 was 31.90% as compared to 46.28% for the three months ended March 31, 2001.  The dividend per share for the three months ended March 31, 2002 is unchanged from the same period in 2001.

LIQUIDITY

Illini Corporation’s policy is to manage interest rate risk to a level which places limits on the sensitivity of its earnings to changes in market interest rates.  An explanation of the asset/liability management process is found in the Corporation’s 2001 Form 10-KSB, beginning on page 15.  Interest rate risk management at Illini Corporation is executed through the use of on-balance sheet investment products.

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

Illini Corporation uses a comprehensive analysis of its asset/liability function, including a review of its funds management policy and its principal measure of liquidity.  The Corporation implemented a new measure of liquidity measurement, called “Basic Surplus,” which redefines liquid assets as the total assets held by the Corporation which can be converted to cash in thirty days or less, reduced by short term liabilities.  As of March 31, 2002, the most recent calculation, Illini Corporation’s core liquidity was $19.0 million, or 7.89 of total average assets.

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

Item 2 Changes in Securities - none

Item 3 Defaults Upon Senior Securities - none

Item 4 Submission of Matters to a Vote of Security Holders -

A special Meeting of Shareholders of the Company was held on March 21, 2002, for the purpose of approving certain amendments to the Articles of Incorporation.  Proxies for the meeting were solicited by management pursuant to Regulation 14A under Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitation.

The approved amendments include:

Amending the Articles of Incorporation to eliminate preemptive rights.  The results of the vote were as follows:

Shares Voted “For”
Shares “Withheld”
“Withheld”
307,221	7,296	2,231

Amending the Articles of Incorporation to eliminate cumulative voting for election of directors.  The results of the vote were as follows:

Shares Voted “For”
Shares “Withheld”
“Withheld”
302,291	12,736	1,721

Amending the Articles of Incorporation to increase the number of authorized shares of common stock to 45,000,000 shares, par value $.01 per share and to authorize 10,000,000 shares of preferred stock, par value $.01 per share.  The results of the vote were as follows:

Shares Voted “For”
Shares “Withheld”
“Withheld”
300,706	13,366	2,676

Amending the Articles of Incorporation to reduce the required shareholder vote to approve a merger or sale transaction.  The results of the vote were as follows:

Shares Voted “For”
Shares “Withheld”
“Withheld”
307,059	8,097	1,592

Adopting a Qualified Incentive Stock Option Plan for the benefit of executive employees.  The results of the vote were as follows:

Shares Voted “For”
Shares “Withheld”
“Withheld”
301,097	13,191	2,460

Adopting a Non-Qualified Incentive Stock Option Plan for the benefit of the Board of Directors.  The results of the vote were as follows:

Shares Voted “For”
Shares “Withheld”
“Withheld”
298,375	14,680	3,693

Item 5  Other Information - none

Item 6  Exhibits and Reports on Form 8-K

(a)	Exhibits:
The Exhibits filed herewith are set forth in the Exhibit Index filed as a part of these Form 10-QSB.

(b)	Reports on Form 8-K:

The Corporation filed a Form 8-K dated March 21, 2002 amending the Company’s Articles of Incorporation, and the adoption of a qualified incentive stock option plan for executive employees of the Corporation and a non-qualified incentive stock option plan for directors of the Corporation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Illini Corporation
(Registrant)

By: /s/ Burnard K. McHone	May 8, 2002
Burnard K. McHone	Date signed
President

By: /s/ Deann Hager	May 8, 2002
Deann Hager	Date signed
Finance Manager

EXHIBIT INDEX

Number	Description

(none)	(none)