Form 10QSB
period 2002-06-30
ILLINI CORP
filed 2002-08-13
CIK 730037

U.S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2002

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

Yes ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  411,701 shares of $0.01 par value common stock as of  July 31, 2002.

Transitional Small Business Disclosure Format:	Yes ☐ No ☒

ILLINI CORPORATION

INDEX TO FORM 10-QSB

June 30, 2002

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ILLINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2002 and December 31, 2001

	June 30, 2002	December 31, 2001
	(Unaudited)
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,768	$8,146
Interest-bearing deposits in other banks	31	29
Federal funds sold	9,035	7,410
Cash and cash equivalents	14,834	15,585
Investment securities available for sale, at fair value	45,476	49,156
Loans, net of the allowance for loan losses	214,230	196,913
Premises and equipment	6,912	6,946
Accrued interest receivable	2,320	2,549
Other real estate owned	816	370
Goodwill	1,856	1,856
Intangible assets	345	392
Other assets	585	745
Total Assets	$287,374	$274,512
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$32,966	$34,140
Interest-bearing deposits:
NOW and money market accounts	60,849	60,057
Savings deposits	20,380	17,995
Time deposits, $100,000 and over	25,077	31,842
Other time deposits	112,747	94,793
Total deposits	252,019	238,827
Short-term debt	477	1,613
Long-term debt	8,400	8,471
Preferred securities of subsidiary trust	9,000	9,000
Accrued interest payable	1,410	1,414
Other liabilities	1,759	1,597
Total liabilities	273,065	260,922

COMMITMENTS AND CONTINGENT LIABILITIES

Shareholders’ equity
Preferred stock, $0.01 par value, authorized and unissued 10,000,000 shares	—	—
Common stock-$0.01 par value, authorized 45,000,000 shares; 571,789 shares issued and outstanding	6	6
Capital surplus	9,070	9,070
Retained earnings	11,224	10,775
Accumulated other comprehensive income	1,213	943
Less: Treasury shares, at cost, 160,088 shares	(7,204)	(7,204)
Total shareholders’ equity	14,309	13,590
Total Liabilities and Shareholders’ Equity	$287,374	$274,512

See accompanying notes to condensed consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Three Months and Six Months Ended June 30, 2002 and 2001

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$3,954	$3,847	$7,913	$7,548
Interest on investment securities:
Taxable	419	539	907	1,174
Exempt from federal income taxes	204	180	399	361
Interest on short term investments	20	127	41	198
Total interest income	4,597	4,693	9,260	9,281
Interest expense:
Interest on deposits:
NOW and money market accounts	288	536	572	1,079
Savings deposits	72	85	139	167
Time deposits, $100,000 and over	250	353	582	754
Other time deposits	1,086	1,248	2,196	2,435
Interest on short-term debt	16	6	21	64
Interest on long-term debt	90	202	234	302
Interest on preferred securities of subsidiary trust	229	229	466	323
Total interest expense	2,031	2,659	4,210	5,124
Net interest income	2,566	2,034	5,050	4,157
Provision for loan losses	190	90	400	190
Net interest income after provision for loan losses	2,376	1,944	4,650	3,967
Noninterest income:
Service charges on deposit accounts	331	366	609	699
Other fee income	84	80	165	148
Mortgage loan servicing fees	25	79	59	138
Gains on sales of mortgage loans	52	213	70	256
Gains (losses) on sale of other real estate owned	(24)	4	(28)	10
Other	30	46	61	76
Total noninterest income	498	788	936	1,327
Noninterest expense:
Salaries and employee benefits	1,283	1,004	2,528	2,014
Net occupancy expense	189	189	378	388
Equipment expense	71	90	152	194
Data processing fees	175	191	325	374
Supplies expense	26	50	80	93
Communication and transportation expense	111	112	220	216
Marketing and advertising expense	73	67	133	124
Correspondent and processing fees	103	76	189	147
Loan and other real estate owned expense	43	60	62	74
Professional fees	218	257	379	443
Regulatory fees	35	44	58	77
Other	123	145	247	284
Total noninterest expense	2,450	2,285	4,751	4,428

Income before income tax expense	424	447	835	866
Income tax expense	92	125	180	235
Net income	$332	$322	$655	$631
Basic earnings per share (based on weighted average common shares outstanding of 411,701 for the three and six month period in 2002 and 539,772 for the three month period and 555,780 for the six month period in 2001)	$0.81	$0.60	$1.59	$1.13

See accompanying notes to condensed consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2002 and 2001

(Unaudited)

	2002	2001
	(dollars in thousands)
Cash flows from operating activities:
Net income	$655	$631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	418	411
Amortization of goodwill and other intangibles	47	87
Provision for loan losses	400	190
Investment security amortization (accretion), net	(1)	(44)
Federal Home Loan Bank stock dividend	(19)	(25)
Gains on sales of mortgage loans	(70)	(256)
(Gains) loss on sale of other real estate owned	28	(10)
Decrease in accrued interest receivable	229	70
Increase (decrease) in accrued interest payable	(4)	578
Origination of secondary market mortgage loans	(3,854)	(14,684)
Proceeds from the sales of secondary market mortgage loans	3,815	14,463
Other, net	187	(577)
Net cash provided by operating activities	1,831	834

Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities available for sale	10,342	11,332
Purchases of investment securities available for sale	(6,237)	(2,982)
Net increase in loans	(18,126)	(16,659)
Purchases of premises and equipment	(384)	(1,111)
Proceeds from sales of other real estate owned	44	—
Net cash used in investing activities	(14,361)	(9,420)

Cash flows from financing activities:
Net decrease in noninterest-bearing demand deposits	(1,174)	(6,427)
Net increase in NOW, money market accounts and savings deposits	3,177	9,340
Net increase (decrease) in time deposits, $100,000 and over	(6,765)	159
Net increase in other time deposits	17,954	11,894
Net decrease in short-term debt	(1,136)	(7,976)
Proceeds from issuance of preferred securities of subsidiary trust	—	9,000
Proceeds of long-term debt	2,400	—
Repayment of long-term Debt	(2,471)	—
Purchase of treasury shares	—	(2,494)
Cash dividends paid	(206)	(246)
Net cash provided by financing activities	11,779	13,250

Net increase (decrease) in cash and cash equivalents	(751)	4,664

Cash and cash equivalents at beginning of period	15,585	7,023

Cash and cash equivalents at end of period	$14,834	$11,687
Supplemental Information:
Income taxes paid	$415	$866
Interest paid	$4,214	$4,546
Other non-cash investing activities:
Transfer of loans to other real estate owned	$850	$153

See accompanying notes to condensed consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2002

(1)                                  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the Illini Corporation (“Corporation”) Annual Report on Form 10-KSB for the year ended December 31, 2001.  The common stock and capital surplus have been reclassified from the Annual Report on Form 10-KSB for the year ended December 31, 2001 due to the amendments approved by the shareholders described in recent developments.  The condensed consolidated balance sheet of the Corporation as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Illini Corporation has no potential common shares which are dilutive.

Results for the three and six months ended June 30, 2002 may not be indicative of the annual performance of Illini Corporation or the subsidiary banks, Illini Bank and Farmers State Bank of Camp Point (“the subsidiary banks”).  Management of the Corporation has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the interim condensed consolidated financial statements (unaudited) in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

(2)                                  Recent Developments

Illini Corporation has executed a definitive agreement and plan of merger to acquire all of the outstanding stock of Illinois Community Bancorp, Inc (“ICBI”) through the merger of ICBI with a wholly owned subsidiary of Illini Corporation.  Under the terms of the merger agreement, ICBI’s shareholders will receive .2126 shares of common stock of the Illini Corporation in exchange for each share of ICBI common stock.  In the event that certain loan contingencies are resolved prior to closing, the exchange ratio may be increased to up to .2472 shares of Illini Corporation in exchange for each share of ICBI stock.  As of December 31, 2001, ICBI had total assets of $57,040,000, total liabilities of $53,629,000 and total equity of $3,401,000.  For the year ended December 31, 2001, ICBI had a net loss of $1,763,000.  The original merger agreement provided that either party could terminate the agreement any time after May 31, 2002 if certain prior approvals were not obtained.  Additionally the original merger agreement provided either party an opportunity to terminate the agreement any time after August 31, 2002 if the merger were not completed.  As a result of ongoing discussions with one of the federal regulatory agencies, the parties agreed to modify the agreement and change the respective dates to May 31, 2003 and August 31, 2003.  The document is filed herewith as Exhibit 10.1.  The shareholders of ICBI approved the transaction on June 13, 2002.

In conjunction with the proposed transaction between the Corporation and ICBI, certain regulatory agencies have expressed a desire for the Corporation to consider increasing capital levels on a consolidated basis.  Management is currently exploring the various possibilities of raising additional capital including the feasibility of a private offering of common stock.

The shareholders of the Corporation, at a special meeting on March 21, 2002, approved certain amendments to the Articles of Incorporation of Illini Corporation.  The approved amendments include: the elimination of preemptive rights of shareholders; elimination of cumulative voting for the election of directors; increase of the number of authorized shares of common stock to 45,000,000 shares and the reduction of the par value of common shares from $10 per share to $.01 per share; authorization of 10,000,000 shares of preferred stock, par value $.01 per share; reduction of the vote required, pursuant to Sections 11.20 (b) and 11.60(e) of The Business Corporation Act of 1983, to approve a merger or sale transaction from approval by two-thirds of the issued and outstanding shares of common stock to approval by a majority of the issued and outstanding shares of common stock; the adoption of a qualified incentive stock option plan (60,000 shares) for executive employees of the Corporation and a non-qualified incentive stock option plan (7,500 shares) for directors of the Corporation.  As of June 30, 2002, no stock options have been granted to employees or directors of the Corporation.

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

		June 30,
		2002		2001
		(dollars in thousands)
Balance at beginning of period		$2,103		$2,188
Provision charged to expense		400		190

Charge-offs	(285)		(87)
Less: recoveries	63		27
Net charge-offs		(222)		(60)
Balance at end of period		$2,281		$2,318

Loans, except large groups of smaller-balance homogeneous loans, for which the full collection of principal and interest according to the contractual terms of the loan agreement is not probable, are evaluated for impairment.  Information regarding impaired loans at June 30, 2002 and December 31, 2001 is as follows:

	June 30, 2002,	December 31, 2001
	(dollars in thousands)
Nonaccrual loans	$4,017	$4,920
Impaired loans continuing to accrue interest	322	212
Total impaired loans	$4,339	$5,132

Allowance for losses on specific impaired loans	$425	$354
Impaired loans with no specific related allowance for loan losses	3,914	4,669
Average balance of impaired loans during the period	4,539	3,882

(4)                                  New Accounting Pronouncements

In July 2001, SFAS No.  142,  “Goodwill and Other Intangible Assets” was issued.  SFAS No.  142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value.  This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001.  Illini Corporation has goodwill of $1,856,000 as of June 30, 2002 primarily relating to the $1,600,000 associated with the Farmers State Bank of Camp Point acquisition.  The Corporation continued to amortize the existing goodwill through the remainder of fiscal 2001.  As of January 1, 2002, the amortization of goodwill has ceased.  Goodwill was tested for impairment as of January 1, 2002 and determined not to be impaired.  Goodwill amortization expense for the six months ended June 30, 2001 was $81,000.  Identifiable intangible assets of $345,000 have continued to be amortized and consist of non-compete agreements and stock issuance costs as of June 30, 2002.

In July 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued.  SFAS No. 143 establishes standards for accounting and reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The adoption of this statement will not have an impact on Illini Corporation.

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

(5)                                  Other Comprehensive Income

For the three and six-month periods ended June 30, 2002 and 2001, unrealized gains (losses) on debt and marketable equity securities available for sale, net of tax, is the Corporation’s only other comprehensive income component.  Other comprehensive income for the three and six-month periods ended June 30, 2002 and 2001 is summarized as follows:

	Three Months Ended June 30, 2002
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Net realized and unrealized gains on securities available for sale	$396	$(134)	$262
Less adjustment for net securities gains (losses) realized in net income	—	—	—
Other comprehensive income	$396	$(134)	$262

	Three Months Ended June 30, 2001
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Net realized and unrealized losses on securities available for sale	$(51)	$17	$(34)
Less adjustment for net securities gains (losses) realized in net income	—	—	—
Other comprehensive loss	$(51)	$17	$(34)

	Six Months Ended June 30, 2002
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Net realized and unrealized gains on securities available for sale	$405	$(135)	$270
Less adjustment for net securities gains (losses) realized in net income	—	—	—
Other comprehensive income	$405	$(135)	$270

	Six Months Ended June 30, 2001
	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Net realized and unrealized gains on securities available for sale	$825	$(302)	$523
Less adjustment for net securities gains (losses) realized in net income	—	—	—
Other comprehensive income	$825	$(302)	$523

Item 2.  Management’s Discussion and Analysis of Operations

This discussion should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report and in the 2001 Illini Corporation Annual Report on Form 10-KSB (2001 Form 10-KSB).

SUMMARY

	Quarter ended June 30,		Percent Change	Six months ended June 30,		Percent Change
Earnings	2002	2001		2002	2001
	(dollars in thousands, except per share data)
Total revenue	5,095	$5,481	(7.04)%	$10,196	$10,608	(3.88)%
Net income	332	322	3.11%	655	631	3.80%
Basic earnings per share	$0.81	$0.60	35.00%	$1.59	$1.13	40.71%

	Quarter ended June 30,		Basis Point Change	Six months ended June 30,		Basis Point Change
Key Ratios	2002	2001		2002	2001
Return on average assets (1)	0.48%	0.51%	(3)	0.47%	0.51%	(4)
Return on average equity (1)	9.85%	7.30%	255	9.78%	6.96%	282
Average equity to assets	4.84%	6.96%	(212)	4.84%	7.32%	(248)
Tier 1 leverage ratio	5.50%	5.21%	29
Tier 1 risk-based capital ratio	6.79%	6.47%	32
Total risk-based capital ratio	9.87%	10.43%	(56)
Dividend payout ratio	30.96%	41.92%	(1,096)	31.42%	44.05%	(1,263)
Net interest margin	4.14%	3.64%	50	4.11%	3.80%	31
Efficiency ratio	77.05%	78.53%	(148)	76.50%	78.21%	(171)

(1)  Reported on an annualized basis.

RESULTS OF OPERATIONS

Net income

The Corporation recorded net income of $332,000 for the quarter ended June 30, 2002 and $655,000 for the six month period ended June 30, 2002.  This compares favorably to $322,000 and $631,000 recorded in the respective periods ended June 30, 2001.  The return on average equity increased to 9.8% for the quarter ended June 30, 2002 as compared to 7.3% for the same period ended June 30, 2001.  Return on average equity for the six month period ended June 30, 2002 was 9.8% as compared to 7.0% for the same period in 2001.  Similarly, basic earnings per share for the quarter ended June 30, 2002 was $0.81 per share versus$0.60 for the same quarter in 2001.  This represents an increase of 35%.  Basic earnings per share for the six months ended June 30, 2002 was $1.59 compared to $1.13 for the first half of 2001.  This represents a 40.7% increase in comparing the two periods.  These increases in performance measurements are primarily attributable to the stock redemption that occurred in June 2001.

Earning Assets

Average earning assets of the Corporation for the first six months of 2002 increased 12.51% or $28.8 million to $259.1 million from $230.3 million at June 30, 2001.  Earning assets increased primarily due to planned loan growth.

As discussed in the credit quality section of this Form 10-QSB, management has actively pursued the improvement of the asset quality of all earning assets, loans, and investment securities.

Average net loans increased to $209.8 million for the three months ended June 30, 2002 compared to $178.2 million for the same period in 2001.  The increase of $31.6 million for the three months ended June 30, 2002 as compared to the same period for 2001 was primarily due to an increase of $31.0 million in commercial loans, including commercial real estate loans.  The average yield on the loan portfolio, net of the allowance for loan losses, decreased 108 basis points to 7.60% for the three months ended June 30, 2002, compared to 8.68% for the three months ended June 30, 2001.

Average net loans increased to $207.7 million for the six months ended June 30, 2002 compared to $174.1 million for the same period in 2001.  The increase of $33.6 million for the six months ended June 30, 2002 as compared to the same period in 2001 was primarily due to an increase of $33.0 million in commercial loans, including commercial real estate loans.  The average yield on the loan portfolio, net of the allowance for loan losses, decreased 103 basis points to 7.73% for the six months ended June 30, 2002, compared to 8.76% for the six months ended June 30, 2001.  The decrease in average yield is due to lower interest rates and adjustable rate loans repricing.

Average investment securities decreased $2.8 million and $3.7 million for the three and six months ended June 30, 2002, respectively, as compared to the same periods in 2001.  The average yield of the investment securities portfolio was 6.36% and 6.42% for the three and six months ended June 30, 2002, respectively, a decrease of 35 and 37 basis points as compared to the same periods in 2001.  The decrease in investments from December 31, 2001 to June 30, 2002 is a result of the increase in loan growth, and is consistent with management’s intent to maintain a balance in the investment portfolio to support basic surplus, which is used as a measurement of liquidity.

Funding

The most important and stable source of funding is core deposits, considered by management to include non-interest bearing demand deposits, NOW and money market accounts, savings deposits and time deposits under $100,000.  Average core deposits for the six months ended June 30, 2002 increased 16.9% or $31.2 million to $215.7 million from $184.5 million for the six months ended June 30, 2001.  The average rate paid on total interest bearing liabilities for the six months ended June 30, 2002 decreased 146 basis points to 3.69% when compared to 5.15% for the six months ended June 30, 2001.

The increase in average core deposits for the six months ended June 30, 2002 as compared to the same period in 2001 has provided a low cost funding source for the growth in the loan portfolio.

In addition to federal funds purchased, Illini Bank and Farmers State Bank of Camp Point maintain an overnight federal funds line of credit with an unaffiliated financial institution and collateralized borrowing capacity with the Federal Home Loan Bank of Chicago.

Net Interest Income/Net Interest Margin

The operating results of the Corporation are highly dependent on net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest margin is determined by the difference between yields earned on assets and rates paid on liabilities and the relative amounts of interest-earning assets and interest-bearing liabilities.

Interest income, on a fully taxable equivalent basis, was $4.7 million and $9.5 million for the three and six months ended June 30, 2002, respectively, compared to $4.8 million and $9.5 million for same periods in 2001, respectively.  Interest expense was $2.0 million and $4.2 million for the three and six months ended June 30, 2002, respectively, compared to $2.7 million and $5.1 million for the same periods in 2001, respectively.  A decrease in interest expense resulted in a $914,000 increase in net interest income for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001.

Net interest margin for the six months ended June 30, 2002 of 4.11% up from 3.80% reported for the same period in 2001.  The increase in the net interest margin is primarily due to decreases on rates of core time deposits.

Net interest income is affected by the growth, pricing, mix, and maturity of interest earning-assets and interest- bearing liabilities, as well as other factors, including nonaccrual status of loans.  Also, the Corporation’s interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flow.  Individual components of net interest income and net interest margin are presented in the consolidated average balances, interest income/expense and yield/rates table located elsewhere in this report under the headings; Consolidated Average Balances, Interest Income/Expense and Yield/Rates, and Net Interest Income-Rate/Volume Variance Analysis.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Quarter ended June 30,
	2002				2001
	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$4,929	1.8%	$20	1.67%	$8,138	3.2%	$127	6.26%
Investment securities (3) Taxable	30,616	11.0	419	5.47	35,106	13.8	539	6.14
Tax-exempt (1)	14,298	5.1	295	8.27	12,656	5.0	262	8.29
Total securities	44,914	16.1	714	6.36	47,762	18.8	801	6.71
Loans
Commercial (1)	45,913	16.4	856	7.48	31,917	12.6	683	8.58
Agriculture	16,596	5.9	333	8.05	13,445	5.3	253	7.56
Real estate
Commercial	98,241	35.1	1,746	7.13	81,190	31.9	1,755	8.67
Agriculture	6,306	2.3	123	7.83	7,515	3.0	160	8.56
Residential	31,860	11.4	613	7.71	32,555	12.8	683	8.41
Consumer, net	12,333	4.4	271	8.82	13,015	5.1	287	8.85
Credit card	818	0.3	35	17.25	783	0.3	33	17.14
Total loans	212,067	75.8	3,977	7.52	180,420	71.0	3,854	8.57
Allowance for loan losses	(2,245)	(0.8)			(2,236)	(0.9)
Net loans (1) (2)	209,822	75.0	3,977	7.60	178,184	70.1	3,854	8.68
Total interest-earning assets	259,665	92.9	4,711	7.28	234,084	92.1	4,782	8.19
Cash and due from banks	5,431	1.9			6,642	2.6
Premises and equipment	7,015	2.5			6,840	2.7
Other real estate owned	807	0.3			475	0.2
Other assets (3)	6,738	2.4			6,214	2.4
Total assets	$279,656	100.0%			$254,255	100.0%

LIABILITIES
Deposits:
Noninterest-bearing deposits	$32,311	11.6%			$26,723	10.5%
Interest-bearing demand	59,919	21.4	$288	1.93%	59,082	23.3	$536	3.64%
Savings	19,924	7.1	72	1.46	17,186	6.8	85	1.98
Time deposits less than $100,000	107,877	38.6	1,086	4.04	86,779	34.1	1,248	5.77
Total core deposits	220,031	78.7	1,446	2.64	189,770	74.7	1,869	3.95
Time deposits $100,000 and over	23,458	8.4	250	4.27	26,499	10.4	353	5.35
Total deposits	243,489	87.1	1,696	2.79	216,269	85.1	2,222	4.12
Short-term borrowings	2,800	1.0	16	2.31	544	0.2	6	4.78
Long-term borrowings	8,400	3.0	90	4.27	7,570	3.0	202	10.69
Preferred securities of trust subsidiary (4)	9,000	3.2	229	10.23	9,000	3.5	229	10.20
Total interest-bearing liabilities	231,378	82.7	2,031	3.52	206,660	81.3	2,659	5.16
Other liabilities	2,424	0.09			3,176	1.2
Total liabilities	266,113	95.2			236,559	93.0
Stockholders’ Equity	13,543	4.8			17,696	7.0
Total liabilities and stockholders’ equity	$279,656	100.0%			$254,255	100.0%
Net interest margin			$2,680	4.14%			$2,123	3.64%

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

(2)                                  Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $108,000 in 2002 and $93,000 in 2001.

(3)                                  Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(4)                                  The average balance for the Corporation is based on monthly average balances verses a daily average balance.

	Six months ended June 30,
	2002				2001
	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$5,101	1.8%	$41	1.64%	$6,162	2.5%	$198	6.47%
Investment securities (3) Taxable	32,408	11.6	907	5.60	37,274	14.9	1,174	6.30
Tax-exempt (1)	13,877	5.0	579	8.34	12,725	5.1	524	8.24
Total securities	46,285	16.6	1,486	6.42	49,999	20.0	1,698	6.79
Loans
Commercial (1)	45,962	16.4	1,711	7.51	30,365	12.2	1,334	8.86
Agriculture	16,154	5.8	564	7.04	13,622	5.5	536	7.93
Real estate
Commercial	95,333	34.1	3,536	7.48	77,966	31.2	3,363	8.70
Agriculture	6,578	2.4	259	7.93	7,380	3.0	319	8.73
Residential	32,572	11.7	1,278	7.91	33,682	13.5	1,393	8.34
Consumer, net	12,463	4.5	541	8.75	12,574	5.0	552	8.85
Credit card	833	0.3	68	16.58	783	0.3	67	17.16
Total loans	209,895	75.2	7,957	7.64	176,372	70.7	7,564	8.65
Allowance for loan losses	(2,224)	(0.8)			(2,225)	(0.9)
Net loans (1) (2)	207,671	74.4	7,957	7.73	174,147	69.8	7,564	8.76
Total interest-earning assets	259,057	92.8	9,484	7.38	230,308	92.3	9,460	8.28
Cash and due from banks	5,482	2.0			6,150	2.4
Premises and equipment	7,039	2.5			6,769	2.7
Other real estate owned	688	0.2			441	0.2
Other assets (3)	7,009	2.5			5,974	2.4
Total assets	$279,275	100.0%			$249,642	100.0%

LIABILITIES
Deposits:
Noninterest-bearing deposits	$32,550	11.7%			$27,406	11.0%
Interest bearing demand	59,152	21.2	$572	1.95%	56,704	22.7	$1,079	3.84%
Savings	19,191	6.9	139	1.47	16,923	6.8	167	1.99
Time deposits less than $100,000	104,814	37.5	2,196	4.22	83,516	33.4	2,435	5.88
Total core deposits	215,707	77.3	2,907	2.72	184,549	73.9	3,681	4.02
Time deposits $100,000 and over	27,691	9.9	582	4.24	27,464	11.0	754	5.54
Total deposits	243,398	87.2	3.489	2.89	212,013	84.9	4,435	4.22
Short-term borrowings	1,767	0.7	21	2.41	1,713	0.7	64	7.57
Long-term borrowings	8,424	3.0	234	5.60	6,952	2.8	302	8.75
Preferred securities of trust subsidiary (4)	9,000	3.2	466	10.45	7,500	3.0	323	8.69
Total interest-bearing liabilities	230,039	82.4	4,210	3.69	200,772	80.4	5,124	5.15
Other liabilities	3,172	1.1			3,182	1.3
Total liabilities	265,761	95.2			231,360	92.7
Stockholders’ Equity	13,514	4.8			18,282	7.3
Total liabilities and stockholders’ equity	$279,275	100.0%			$249,642	100.0%
Net interest margin			$5,274	4.11%			$4,336	3.80%

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

(2)                                  Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $196,000 in 2002 and $168,000 in 2001.

(3)                                  verage securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(4)                                  The average balance for the Corporation is based on monthly average balances verses a daily average balance.

Net Interest Income – Rate/Volume Variance Analysis(*)

	Quarter ended June 30, 2002 as compared to quarter ended June 30, 2001
	Changes in Income/Expense	Volume Effect	Rate Effect
	(dollars in thousands)

Short-term investments	$(107)	$(50)	$(57)
Investment securities:
Taxable	(120)	(69)	(51)
Tax-exempt	33	34	(1)
Total securities	(87)	(35)	(52)
Loans:
Commercial	173	299	(126)
Agriculture	80	59	21
Real Estate:
Commercial	(9)	369	(378)
Agriculture	(37)	(26)	(11)
Residential	(70)	(15)	(55)
Consumer, net	(16)	(15)	(1)
Credit card	2	2	—
Total loans	123	673	(550)
Total interest income	(71)	588	(659)

Interest-bearing demand	(248)	8	(256)
Savings	(13)	14	(27)
Time deposits, less than $100,000	(162)	303	(465)
Total core deposits	(423)	325	(748)
Time deposits, $100,000 and over	(103)	(41)	(62)
Total deposits	(526)	284	(810)
Short-term debt	10	27	(17)
Long-term debt	(112)	22	(134)
Preferred securities of subsidiary trust	—	—	—
Total debt	(102)	49	(151)
Total interest expense	(628)	333	(961)

Net interest income (expense)	$557	$255	$302

(*)  Fully taxable equivalent basis

NOTE:            The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

	Six months ended June 30, 2002 as compared to six months ended June 30, 2001
	Changes in Income/Expense	Volume Effect	Rate Effect
	(dollars in thousands)

Short-term investments	$(157)	$(34)	$(123)
Investment securities:
Taxable	(267)	(152)	(115)
Tax-exempt	55	47	8
Total securities	(212)	(105)	(107)
Loans:
Commercial	377	685	(308)
Agriculture	28	100	(72)
Real Estate:
Commercial	173	749	(576)
Agriculture	(60)	(34)	(26)
Residential	(115)	(46)	(69)
Consumer, net	(11)	(5)	(6)
Credit card	1	4	(3)
Total loans	393	1,453	(1,060)
Total interest income	24	1,314	(1,290)

Interest-bearing demand	(507)	47	(554)
Savings	(28)	22	(50)
Time deposits, less than $100,000	(239)	621	(860)
Total core deposits	(774)	690	(1,464)
Time deposits, $100,000 and over	(172)	6	(178)
Total deposits	(946)	696	(1,642)
Short-term debt	(43)	2	(45)
Long-term debt	(68)	64	(132)
Preferred securities of subsidiary trust	143	143	—
Total debt	32	209	(177)
Total interest expense	(914)	905	(1,819)

Net interest income (expense)	$938	$409	$529

(*)  Fully taxable equivalent basis

NOTE:            The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

Noninterest Income

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2002	2001	2002/2001	2002	2001	2002/2001
	(dollars in thousands)
Service charges on deposit accounts	$331	$366	(9.6)%	$609	$699	(12.9)%
Other fee income	84	80	5.0	165	148	11.5
Mortgage loan servicing fees	25	79	(68.4)	59	138	(57.2)
Gains on sale of mortgage loans	52	213	(75.6)	70	256	(72.7)
Gains (losses) on sales of other real estate	(24)	4	(700.0)	(28)	10	(380.0)
Other	30	46	(34.8)	61	76	(19.7)
	$498	$788	(36.8)%	$936	$1,327	(29.5)

The noninterest income decreased $290,000 and $391,000 for the three and six months ended June 30, 2002, respectively, when compared to the same periods in 2001.  The decrease in noninterest income is due to a decrease in transaction accounts, and lower gains on sale of mortgage loans, lower mortgage servicing fees, a loss on sale of other real estate, all due to a weaker than expected economy.

Noninterest Expense

	Three months ended June 30,		Percent Change	Six months Ended June 30,		Percent Change
	2002	2001	2002/2001	2002	2001	2002/2001
	(dollars in thousands)
Salaries and employee benefits	$1,283	$1,004	27.8%	$2,528	$2,014	25.5%
Net occupancy expense	189	189	0.0	378	388	(2.6)
Equipment expense	71	90	(21.1)	152	194	(21.6)
Data processing	175	191	(8.4)	325	374	(13.1)
Supplies	26	50	(48.0)	80	93	(14.0)
Communication and transportation	111	112	(0.9)	220	216	1.9
Marketing and advertising	73	67	9.0	133	124	7.3
Correspondent and processing fees	103	76	35.5	189	147	28.6
Loan and other real estate owned expenses	43	60	(28.3)	62	74	(16.2)
Professional fees	218	257	(15.2)	379	443	(14.4)
Regulatory fees	35	44	(20.5)	58	77	(24.7)
Other	123	145	(15.2)	247	284	(13.0)
	$2,450	$2,285	7.2%	$4,751	$4,428	7.3%

Salaries and employee benefits increased $279,000 and $514,000 for the three and six months ended June 30, 2002, respectively, when compared to the same periods in 2001.  This increase is a result of an increase in the number of full time equivalent employees, incentive pay, increased insurance benefits for employees, and normal cost of living increases to overall base salaries.

Data Processing expense decreased $49,000 for the six months ended June 30, 2002 when compared to the same period in 2001.  The decrease is due to cost savings from systems conversion and upgrading of the information and processing system.

Other operating expenses decreased $22,000 and $37,000 for the three and six months ended June 30, 2002, respectively, when compared to the same periods in 2001.  The decrease is due to cost controls put into place in 2001.

CREDIT QUALITY

Gross loans totaled $216.5 million at June 30, 2002, an increase of $17.5 million, or 8.79%, from $199.0 million at December 31, 2001.  The provision for loan losses has increased to $400,000 for the six months ended June 30, 2002 as compared to $190,000 for the same period in 2001.  At June 30, 2002 the allowance as a percent of total loans decreased to 1.05% as compared to 1.06% and 1.25% as of December 31, 2001 and June 30, 2001, respectively.  The decrease in the ratio is primarily a result of the growth in the loan portfolio.  Based on the inherent risk in the loan portfolio, management believes that as of June 30, 2002, the allowance for loan losses provides for probable losses.

		Six months ended June 30,
		2002		2001
		(dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period		$2,103		$2,188
Provision charged to expense		400		190

Charge-offs	(285)		(87)
Less: recoveries	63		27
Net charge-offs		(222)		(60)
Balance at end of period		$2,281		$2,318

Illini Corporation’s primary business of making commercial, real estate, and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers, which are beyond the control of the Corporation.  Accordingly, a significant factor in the Corporation’s past and future operating results is the level of the provision for loan losses.  Net charge-offs increased to $207,000 and $222,000 for the three and six months ended June 30, 2002, respectively, as compared to $6,000 and $60,000 for the comparable periods in the prior year.  These increases primarily relate to commercial real estate loans.

Credit Quality	June 30, 2002	December 31, 2001	June 30, 2001
	(dollars in thousands)
Nonperforming assets:
Accruing loans past due 90 days	$—	$—	$—
Nonaccrual	4,017	4,920	2,123
Renegotiated	—	—	—
Other real estate owned	816	370	494
Total nonperforming assets	$4,833	$5,290	$2,617

Key ratios:
Nonperforming loans to ending loans	1.86%	2.47%	1.14%
Allowance to total loans	1.05	1.06	1.25
Allowance to nonperforming loans	56.78	42.74	109.19

At June 30, 2002, impaired loans totaled $4.3 million, including $4.0 million of loans on nonaccrual and $322,000 of loans past due less than 90 days, compared to $4.9 million of loans on nonaccrual and $212,000, which were past due less than 90 days, at December 31, 2001.  Non-performing assets have declined $457,000 from December 31, 2001.  As reported in the 10-KSB, non-performing assets totaled $5.3 million.  Six borrowers make up $3.6 million or 83.72% of the total non-performing assets.  These loans are collateralized by commercial real estate and are in various stages of foreclosure.  The balance of non-performing assets are two 1-4 family mortgages in foreclosure, and two commercial real estate properties in other real estate owned pending sale.  The decline in nonaccrual loans is primarily attributable to the increase in loan charge-offs and the increase in other real estate owned assets.  Management continues to vigorously pursue the collection of the loans.

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

As discussed in the Corporation’s 2001 Form 10-KSB and previous Form 10-QSB reports, management has implemented several initiatives to improve credit quality.  These steps included an officer driven problem loan identification system, a revamped allowance for loan losses adequacy determination process, a new loan policy, and improved reporting systems (credit quality and production).  Management is committed to continuing these initiatives and has supplemented these efforts in 2002 by engaging an outside firm to perform a comprehensive review of each bank’s loan portfolio to assess its credit quality and the effectiveness of management’s loan quality systems and controls.

CAPITAL RESOURCES

The current economic and regulatory environment places increased emphasis on capital strength.  A strong capital position, which is vital to the continued profitability of Illini Corporation, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization.  Illini Corporation has satisfied its capital requirements principally through the retention of earnings.  The decrease in total risk based capital is due to growth in the first three months of 2002.  The increase in Tier 1 risk based and leverage capital is due to amortization of identifiable intangible assets.  As of June 30, 2002, the Corporation’s subsidiary banks met the criteria to be classified as “well capitalized.”

	June 30, 2002	December 31, 2001
Tier 1 risk-based capital	6.79%	6.75%
Total risk-based capital	9.87%	10.04%
Leverage capital	5.50%	5.35%

Earnings retention is affected by the board of director’s declaration of cash dividends.  The dividend payout ratio is an indicator of the level of earnings retained.  The Board of Directors of the Corporation considers the capital strength of the Corporation and the banks in determining the appropriate level of cash dividends to be paid to shareholders.  The dividend payout ratio for the three and six months ended June 30, 2002 was 31.0% and 31.4%, respectively as compared to 41.9% and 44.1% for the three and six months ended June 30, 2001. The dividend per share for the three and six months ended June 30, 2002 is unchanged from the same periods in 2001.

As discussed in the Corporation’s 2001 Form 10-KSB, the Corporation has $9 million of trust preferred securities outstanding.  Per regulation, 25% of the Tier 1 capital ratio can be comprised of the trust preferred issue.  As of June 30, 2002, the portion eligible for inclusion in the Tier 1 computation amounted to approximately $4.4 million

LIQUIDITY

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

Illini Corporation uses a comprehensive analysis of its asset/liability function, including a review of its funds management policy and its principal measure of liquidity.  The Corporation implemented a new measure of liquidity measurement, called “Basic Surplus,” which redefines liquid assets as the total available assets held by the Corporation which can be converted to cash in thirty days or less, reduced by short term liabilities.  As of June 30, 2002, the most recent calculation, Illini Corporation’s core liquidity was $25.9 million, or 9.3% of total average assets.

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

Quinn’s counsel announced on October 18, 1999, the intention to petition the Court for an order directing Illini Corporation and ISTC to pay Quinn’s attorneys’ fees pursuant to the attorney fee provision of the Rights Agreement.  Quinn’s fee petition was heard and denied.  Quinn  filed a pending appeal as to all adverse orders.  On July 31, 2000, the Appellate Court issued an order reversing the trial court’s order granting summary judgment to Illini Corporation and remanding the case for trial.  The Appellate Court found that genuine issue of material fact remained concerning whether the Illini Corporation board of directors acted in good faith (1) in determining on April 30, 1998 that Ida Noll’s acquisition of shares was inadvertent and (2) in amending the agreement on June 30, 1998.  The Appellate Court also reversed the trial court’s order denying Quinn’s request for costs, expenses and attorneys fees, finding that the fee provision of the Rights Agreement did not require one who brought an action to enforce the agreement to prevail in that action in order to recover fees..

The case has been remanded to the trial court. Upon Quinn’s motion the trial court permitted Quinn to add Mrs. Noll as a party to the action.  Quinn subsequently filed a motion to compel an additional deposition of Burnard K. McHone, President, Illini Corporation, with respect to a certain Stock Purchase Agreement pursuant to which shares owned by Mrs. Noll’s family were redeemed by Illini Corporation.  The trial court denied the motion to compel finding that Quinn failed to show any basis that the Stock Purchase Agreement was relevant to her claims in the lawsuit.  Defendants filed a motion to vacate the trial court’s order to add Mrs. Noll as a party to the action.  The trial court vacated the prior order in December, 2001.  Illini anticipates that the case will be tried in 2002.  Quinn has moved for recusal of the presiding judge on the grounds that the judge is allegedly prejudiced or biased against her.  That motion was heard on August 9, 2002.  The granting of that motion would result in the reassignment of the case to a new judge, and, could result in the rescheduling of the trial to a later date.  Illini does not believe that grounds exist for removal of the judge and is opposing Quinn’s motion.  The Corporation will vigorously defend this lawsuit.

Mary Quinn v. Ida R. Noll, Burnard McHone, et al.

Sangamon County Case No. 01 CH 377

On August 14, 2001, Mary Quinn filed a four count complaint against Ida Noll and several present and former members of Illini Corporation’s Board of Directors in the Seventh Judicial Circuit, Sangamon County, Illinois.  The named defendants in the action are Ida Noll, Burnard McHone, William Etherton, Ronald Thunman, Thomas Black, John Pickrell, Kenneth Deverman, Larry Curtin, Robert Olson and William McCubbin. Quinn purports to allege derivative causes of action arising out of Illini entering into a Stock Purchase Agreement with Ida R. Noll and others.  Quinn asserts that the defendants caused Illini to breach the Shareholder Rights Agreement, that the directors breached their fiduciary duty, and usurped a business opportunity of the Shareholders.  Quinn also seeks rescission of the Stock Purchase Agreement.  The directors named as defendants in the action are represented by the law firm of Samuels, Miller, Schreoder, Jackson & Sly.  Attorney James Jackson of the Samuels Miller firm moved on behalf of the defendant directors to dismiss the complaint.  The motion was granted in part and denied in part.  Quinn thereafter moved to consolidate this suit with her previously filed class action suit.  Illini intervened for the purposes of opposing consolidation.  The court denied the motion to consolidate on July 25, 2002, and ordered the derivative suit stayed pending completion of the trial in the class action suit (98 CH 240) or further order.

Quinn seeks recovery of her attorney’s fees in the derivative action pursuant to the attorney fee provision of the Shareholder Rights Agreement.

Item 2     Changes in Securities - none

Item 3     Defaults Upon Senior Securities – none

Item 4     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Corporation was held on June 27, 2002, for the purpose of electing three directors each to serve a term of three years and ratifying the appointment of BKD,LLP (formerly known as Olive,LLP) as the Corporation’s independent auditors for fiscal year ending December 31, 2002.  Proxies for the meeting were solicited by management pursuant to Regulation 14A under Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitation.

All three of Management’s nominees for director listed in the proxy statement were elected.  The results of the vote were as follows:

	Shares Voted “For”	Shares “Withheld”	Broker Non Votes
William N. Etherton	330,569	3,662	57
Jesse Werner, Jr.	332,532	1,699	57
John H. Pickrell	326,567	7,664	57

The appointment of BKD, LLP (formerly know as Olive, LLP) as the Corporation’s auditors for the fiscal year ending December 31, 2002, was ratified.  The results of the vote were as follows:

	“For”	“Against”	“Abstain”
Ratification of BKD, LLP	330,477	1,325	2,429

Item 5     Other Information - none

Item 6                Exhibits and Reports on Form 8-K

(a) Exhibits:
The Exhibits filed herewith are set forth in the Exhibit Index filed as a part of these Form 10-QSB.

(b) Reports on Form 8-K :
There were no reports on Form 8-K filed for the quarter ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Illini Corporation
(Registrant)

By:	/s/ Burnard K. McHone	August 13, 2002
Burnard K. McHone		Date signed
President

By:	/s/ George A. Rosenbaum, Jr.	August 13, 2002
George A. Rosenbaum, Jr.		Date signed
Chief Financial Officer

EXHIBIT INDEX

Number	Description

10.1

Extension Letter, “Agreement and Plan of Merger Among Illini Corporation (“Illini”), Effingham Merger Corporation and Illinois Community Bancorp, Inc. (“ICBI”) dated as of November 21, 2001 (the Merger Agreement”)”, dated May 8, 2002.

99.1	CEO Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	CFO Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002