Form 10QSB
period 2002-09-30
ILLINI CORP
filed 2002-11-12
CIK 730037

U.S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number           0-13343

Illini Corporation
(Exact name of small business issuer as specified in its charter)

Illinois	37-1135429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of October 31, 2002, there were 411,701 shares of common stock, $0.01 par value outstanding.

Transitional Small Business Disclosure Format:	Yes ☐ No ☒

ILLINI CORPORATION

INDEX TO FORM 10-QSB

September 30, 2002

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2002 and December 31, 2001

	September 30, 2002	December 31, 2001
	(Unaudited)
	(dollars in thousands)
ASSETS
Cash and due from banks	$7,279	$8,146
Interest-bearing deposits in other banks	32	29
Federal funds sold	8,895	7,410
Cash and cash equivalents	16,206	15,585
Investment securities available for sale, at fair value	43,388	49,156
Loans, net of the allowance for loan losses	208,890	196,913
Premises and equipment	6,837	6,946
Accrued interest receivable	2,550	2,549
Other real estate owned	838	370
Goodwill	1,856	1,856
Intangible assets	328	392
Other assets	543	745
Total Assets	$281,436	$274,512
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$32,998	$34,140
Interest-bearing deposits:
NOW and money market accounts	57,288	60,057
Savings deposits	19,749	17,995
Time deposits, $100,000 and over	24,051	31,842
Other time deposits	112,233	94,793
Total deposits	246,319	238,827
Short-term debt	502	1,613
Long-term debt	8,400	8,471
Preferred securities of subsidiary trust	9,000	9,000
Accrued interest payable	1,083	1,414
Other liabilities	1,299	1,597
Total liabilities	266,603	260,922

COMMITMENTS AND CONTINGENT LIABILITIES

Shareholders’ equity
Preferred stock, $0.01 par value, authorized and unissued 10,000,000 shares	—	—
Common stock, $0.01 par value, authorized 45,000,000 shares; 571,789 shares issued and outstanding	6	6
Capital surplus	9,070	9,070
Retained earnings	11,475	10,775
Accumulated other comprehensive income	1,486	943
Less: Treasury shares, at cost, 160,088 shares	(7,204)	(7,204)
Total shareholders’ equity	14,833	13,590
Total Liabilities and Shareholders’ Equity	$281,436	$274,512

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three Months and Nine Months Ended September 30, 2002 and 2001

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$3,863	$3,996	$11,776	$11,544
Interest on investment securities:
Taxable	375	570	1,282	1,744
Exempt from federal income taxes	207	185	606	546
Interest on short-term investments	38	96	79	294
Total interest income	4,483	4,847	13,743	14,128
Interest expense:
Interest on deposits:
NOW and money market accounts	266	487	838	1,566
Savings deposits	69	76	208	243
Time deposits, $100,000 and over	241	368	823	1,122
Other time deposits	1,145	1,299	3,341	3,734
Interest on short-term debt	5	6	26	70
Interest on long-term debt	102	171	336	473
Interest on preferred securities of subsidiary trust	244	232	710	555
Total interest expense	2,072	2,639	6,282	7,763
Net interest income	2,411	2,208	7,461	6,365
Provision for loan losses	180	90	580	280
Net interest income after provision for loan losses	2,231	2,118	6,881	6,085
Noninterest income:
Service charges on deposit accounts	369	338	978	1,037
Other fee income	87	77	252	225
Mortgage loan servicing fees	48	61	107	199
Gains on sales of mortgage loans	130	140	200	396
Securities gains	—	7	—	7
Gains (losses) on sale of other real estate owned	4	23	(24)	33
Other	31	28	92	104
Total noninterest income	669	674	1,605	2,001
Noninterest expense:
Salaries and employee benefits	1,304	1,035	3,832	3,049
Net occupancy expense	197	193	575	581
Equipment expense	70	87	222	281
Data processing expense	182	241	507	615
Supplies expense	36	54	116	147
Communication and transportation expense	129	150	349	366
Marketing and advertising expense	60	74	193	198
Correspondent and processing fees	84	79	273	226
Loan and other real estate owned expense	65	14	127	88
Professional fees	198	254	577	697
Regulatory fees	22	23	80	100
Other	108	175	355	459
Total noninterest expense	2,455	2,379	7,206	6,807
Income before income tax expense	445	413	1,280	1,279
Income tax expense	91	113	271	348
Net income	$354	$300	$1,009	$931
Basic earnings per share	$0.86	$0.73	$2.45	$1.83

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2002 and 2001

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(dollars in thousands)
Common Stock
Beginning of year balance	$6	$6
End of period balance	6	6

Additional Paid in Capital
Beginning of year balance	9,070	9,070
End of period balance	9,070	9,070

Retained Earnings
Beginning of year balance	10,775	9,948
Net income	1,009	931
Dividends on common stock	(309)	(349)
End of period balance	11,475	10,530

Treasury Stock
Beginning of year balance	(7,204)	—
Purchase of treasury stock	—	(7,204)
End of period balance	(7,204)	(7,204)

Accumulated Other Comprehensive Income (Loss)
Beginning of year balance	943	334
Unrealized gain on securities, net of tax	543	880
End of period balance	1,486	1,214

Total Shareholders' Equity	$14,833	$13,616

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Nine Months Ended September 30, 2002 and 2001

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(dollars in thousands)
Net Income	$1,009	$931
Other comprehensive income, unrealized gains on securities, net of reclassification adjustment, net of tax of $293,000 and $507,000 in 2002 and 2001, respectively	543	880
Comprehensive income	$1,552	$1,811

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2002 and 2001

(Unaudited)

	2002	2001
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,009	$931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	620	691
Amortization of goodwill and other intangibles	64	141
Provision for loan losses	580	280
Investment security amortization (accretion), net	17	(63)
Gains on sales of securities, net	—	(7)
Federal Home Loan Bank stock dividend	(28)	(36)
Gains on sales of premises and equipment	—	(4)
Gains on sales of mortgage loans	(200)	(396)
(Gains) loss on sale of other real estate owned	24	(33)
Increase in accrued interest receivable	(1)	(456)
Increase (decrease) in accrued interest payable	(331)	313
Origination of secondary market mortgage loans	(12,456)	(20,998)
Proceeds from the sales of secondary market mortgage loans	12,693	21,182
Other, net	(389)	(1,057)
Net cash provided by operating activities	1,602	488
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	875
Proceeds from maturities and paydowns of investment securities available for sale	13,849	15,327
Purchases of investment securities available for sale	(7,234)	(18,799)
Net increase in loans	(13,222)	(24,377)
Purchases of premises and equipment	(511)	(1,240)
Proceeds from sale of premises and equipment	—	4
Proceeds from sales of other real estate owned	136	134
Net cash used in investing activities	(6,982)	(28,076)
Cash flows from financing activities:
Net decrease in noninterest-bearing demand deposits	(1,142)	(3,526)
Net increase (decrease) in NOW, money market accounts and savings deposits	(1,015)	9,046
Net increase (decrease) in time deposits, $100,000 and over	(7,791)	3,796
Net increase in other time deposits	17,440	20,490
Net decrease in short-term debt	(1,111)	(7,377)
Proceeds from issuance of preferred securities of subsidiary trust	—	9,000
Proceeds of long-term debt	2,400	—
Repayment of long-term debt	(2,471)	(2,239)
Purchase of treasury shares	—	(2,494)
Cash dividends paid	(309)	(349)
Net cash provided by financing activities	6,001	26,347
Net increase (decrease) in cash and cash equivalents	621	(1,241)
Cash and cash equivalents at beginning of period	15,585	7,023
Cash and cash equivalents at end of period	$16,206	$5,782
Supplemental Information:
Income taxes paid	$497	$1,013
Interest paid	$6,613	$7,450
Other non-cash investing activities:
Transfer of loans to other real estate owned	$628	$182

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2002

(1)                                  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the Illini Corporation (“Corporation”) Annual Report on Form 10-KSB for the year ended December 31, 2001.  The common stock and capital surplus have been reclassified from the Annual Report on Form 10-KSB for the year ended December 31, 2001 due to the amendments approved by the shareholders described in recent developments.  Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.  Such reclassifications have no effect on previously reported consolidated net income or shareholders’ equity.  The consolidated balance sheet of the Corporation as of December 31, 2001 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

Results for the three and nine months ended September 30, 2002 may not be indicative of the annual performance of Illini Corporation or the subsidiary banks, Illini Bank and Farmers State Bank of Camp Point (“the subsidiary banks”).  Management of the Corporation has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the interim consolidated financial statements (unaudited) in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

(2)                                  Earnings per Common Share

Earnings per share represents income available to common shareholders divided by the weighted average number of shares outstanding during the period.  The Company has no common equivalent shares that could cause dilution.  The following information was used in the computation of basic earnings per shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(dollars in thousands, except per share data)
Net Income	$354	$300	$1,009	$931

Weighted average common shares outstanding	411,701	411,701	411,701	507,754

(3)                                  Recent Developments

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

The shareholders of the Corporation, at a special meeting on March 21, 2002, approved certain amendments to the Articles of Incorporation of Illini Corporation.  The approved amendments include: the elimination of preemptive rights of shareholders; elimination of cumulative voting for the election of directors; increase of the number of authorized shares of common stock to 45,000,000 shares and the reduction of the par value of common shares from $10 per share to $.01 per share; authorization of 10,000,000 shares of preferred stock, par value $.01 per share; reduction of the vote required, pursuant to Sections 11.20 (b) and 11.60(e) of The Business Corporation Act of 1983, to approve a merger or sale transaction from approval by two-thirds of the issued and outstanding shares of common stock to approval by a majority of the issued and outstanding shares of common stock; the adoption of a qualified incentive stock option plan (60,000 shares) for executive employees of the Corporation and a non-qualified incentive stock option plan (7,500 shares) for directors of the Corporation.  As of September 30, 2002, no stock options have been granted to employees or directors of the Corporation.

(4)                                  Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  A significant estimate that is particularly sensitive to change is the allowance for loan losses.

(5)                                  Accounting Change

Effective January 1, 2002, the Illini Corporation applied FASB Statement No. 142, Goodwill and Other Intangible Assets.  Among its provisions is a requirement to disclose what reported net income would have been in all periods presented exclusive of amortization expense (net of related income tax effects)

recognized in those periods related to goodwill, intangible assets no longer being amortized, and changes in amortization periods for intangible assets that will continue to be amortized together with related per share amounts.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(dollars in thousands, except per share data)
Reported net income	$354	$300	$1,009	$931
Add goodwill amortization	—	29	—	88
Adjusted net income	$354	$329	$1,009	$1,019

Basic earnings per share:
Reported net income	$.86	$.73	$2.45	$1.83
Add goodwill amortization	—	.07	—	.17
Adjusted net income	$.86	$.80	$2.45	$2.00

Illini Corporation has not yet performed the annual impairment test for 2002.  It is anticipated that based on current information, there will not be impairment as the result of the application of FASB Statement No. 142.  The annual impairment testing will be performed during the fourth quarter of 2002.

(6)                                  Controls and Procedures

Based upon an evaluation within the 90 days prior to the filing date of this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

SELECTED FINANCIAL RESULTS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2002 compared with the same periods in 2001.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002	2001	Change	Change- %	2002	2001	Change	Change- %
	(dollars in thousands)
Net income	$354	$300	$54	18.0%	$1,009	$931	$78	8.4%
Average assets	284,667	267,040	17,627	6.6%	281,220	254,658	26,562	10.4%
Average equity	14,642	13,086	1,556	11.9%	13,794	16,295	(2,501)	(15.4)%
Return on assets	0.49%	0.45%	0.04	8.9%	0.48%	0.49%	(0.01)	(2.0)%
Return on equity	9.59%	9.10%	0.49	5.4%	9.78%	7.64%	2.14	28.0%
Efficiency ratio	76.79%	79.95%	(3.16)	(4.0)%	76.60%	78.80%	(2.20)	(2.8)%
Dividend payout ratio	29.07%	34.31%	(5.24)	(15.3)%	30.60%	40.90%	(10.30)	(25.2)%
Equity to assets ratio	5.14%	4.90%	0.24	4.9%	4.91%	6.40%	(1.49)	(23.3)%
Tier 1 leverage ratio	5.53%	5.33%	0.20	3.8%
Total risk-based capital ratio	10.21%	10.15%	0.06	0.6%

Definitions of ratios:

Return on assets - annualized net income divided by average assets.

Return on equity - annualized net income divided by average shareholders’ equity.

Efficiency ratio - noninterest expense divided by noninterest income plus taxable equivalent net interest income.

Dividend payout ratio - dividends per share divided by net income per share.

Equity to assets ratio - average equity divided by average assets.

Tier 1 leverage ratio - Tier 1 capital divided by average assets.

Total risk-based capital ratio - risk based capital divided by total assets.

The Corporation recorded net income of $354,000 for the three months ended September 30, 2002 and $1,009,000 for the nine-month period ended September 30, 2002.  This compares favorably to $300,000 and $931,000 recorded in the respective periods ended September 30, 2001.  The return on average equity increased to 9.6% for the three months ended September 30, 2002 as compared to 9.1% for the same period ended September 30, 2001.  Return on average equity for the nine-month period ended September 30, 2002 was 9.8% as compared to 7.6% for the same period in 2001.  Similarly, basic earnings per share for the three months ended September 30, 2002 was $0.86 per share versus $0.73 for the same quarter in 2001.  This represents an increase of 17.8%.  Basic earnings per share for the nine months ended September 30, 2002 was $2.45 compared to $1.83 for the same period ended September 30, 2001.  This represents a 33.9% increase in comparing the two periods.  These increases in performance measurements are primarily attributable to the stock redemption that occurred in June 2001.

RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report and in the 2001 Illini Corporation Annual Report on Form 10-KSB (2001 Form 10-KSB).

Net Interest Income

The following tables show average balances and related interest income or interest expense, with the resulting average yield or rate by category of average earning assets or interest bearing liabilities.  Interest income and the resulting net interest income are shown on a fully taxable basis.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Three months ended September 30,
	2002			2001
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$9,479	$38	1.59%	$9,732	$96	3.93%
Investment securities(3)
Taxable	28,021	374	5.34	37,008	570	6.16
Tax-exempt(1)	14,510	299	8.24	12,855	267	8.31
Total securities	42,531	673	6.33	49,863	837	6.72
Loans
Commercial(1)	46,202	784	6.73	35,274	737	8.29
Agriculture	16,067	235	5.80	13,441	239	7.04
Real estate
Commercial	104,514	1,881	7.14	87,024	1,860	8.48
Agriculture	6,572	130	7.86	7,397	156	8.36
Residential	28,547	568	7.89	32,342	681	8.36
Consumer, net	11,266	255	8.99	13,473	298	8.78
Credit card	838	36	17.06	822	36	17.38
Total loans	214,006	3,889	7.21	189,773	4,007	8.38
Allowance for loan losses	(2,314)			(2,321)
Net loans(1)(2)	211,692	3,889	7.29	187,452	4,007	8.48
Total interest-earning assets	263,702	4,600	6.92	247,047	4,940	7.93
LIABILITIES
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$60,117	$266	1.76%	$62,397	$487	3.09%
Savings	20,045	69	1.36	17,418	76	1.74
Time deposits less than $100,000	113,429	1,145	4.00	94,949	1,299	5.43
Time deposits $100,000 and over	24,202	241	3.96	28,741	368	5.08
Total interest-bearing deposits	217,793	1,721	3.13	203,505	2,230	4.35
Short-term borrowings	488	5	3.68	482	6	4.78
Long-term borrowings	8,400	102	4.83	9,217	171	7.38
Preferred securities of trust subsidiary(4)	9,000	244	10.76	9,000	232	10.21
Total interest-bearing liabilities	235,681	2,072	3.49	222,204	2,639	4.71

Net interest margin		$2,528	3.80%		$2,301	3.69%

(1)                      Income amounts are presented on a taxable equivalent basis (TE), which is defined as income on earning assets that is subject to either a reduced rate or zero rate of income tax, adjusted to give effect to the appropriate incremental federal income tax rate and adjusted for non-deductible carrying costs, where applicable.  Where appropriate, yield calculations include these adjustments.  The federal statutory rate was 34% for all periods presented.

(2)                      Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $73,000 in 2002 and $109,000 in 2001.

(3)                      Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(4)                      The average balance for the Corporation is based on monthly average balances verses a daily average balance.

Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period.

Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates.  Interest rates moved down throughout the year 2001.  Through the first nine months of 2002, the Federal Reserve has not changed the target rate for Federal funds.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Nine months ended September 30,
	2002			2001
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$6,577	$79	1.61%	$7,365	$294	5.34%
Investment securities(3)
Taxable	30,930	1,281	5.52	37,184	1,744	6.25
Tax-exempt(1)	14,090	878	8.30	12,769	792	8.27
Total securities	45,020	2,159	6.39	49,953	2,536	6.77
Loans
Commercial(1)	46,043	2,495	7.24	31,923	2,071	8.68
Agriculture	16,125	799	6.62	13,538	774	7.65
Real estate
Commercial	98,492	5,416	7.35	80,768	5,222	8.64
Agriculture	6,576	389	7.91	7,382	475	8.61
Residential	31,262	1,846	7.89	32,740	2,075	8.47
Consumer, net	12,059	796	8.83	12,841	850	8.85
Credit card	835	105	16.76	796	103	17.24
Total loans	211,392	11,846	7.49	179,988	11,570	8.59
Allowance for loan losses	(2,239)			(2,258)
Net loans(1)(2)	209,153	11,846	7.57	177,730	11,570	8.70
Total interest-earning assets	260,750	14,084	7.22	235,048	14,400	8.19
LIABILITIES
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$59,477	$838	1.88%	$58,623	$1,566	3.57%
Savings	19,479	208	1.42	17,089	243	1.90
Time deposits less than $100,000	107,717	3,341	4.15	87,369	3,734	5.71
Time deposits $100,000 and over	26,515	823	4.15	27,894	1,122	5.38
Total deposits	213,188	5,210	3.27	190,975	6,665	4.67
Short-term borrowings	1,336	26	2.56	1,298	70	7.22
Long-term borrowings	8,416	336	5.34	7,707	473	8.21
Preferred securities of trust subsidiary(4)	9,000	710	10.55	8,000	555	9.27
Total interest-bearing liabilities	231,940	6,282	3.62	207,980	7,763	4.99

Net interest margin		$7,802	4.00%		$6,637	3.78%

(1)                      Income amounts are presented on a taxable equivalent basis (TE), which is defined as income on earning assets that is subject to either a reduced rate or zero rate of income tax, adjusted to give effect to the appropriate incremental federal income tax rate and adjusted for non-deductible carrying costs, where applicable.  Where appropriate, yield calculations include these adjustments.  The federal statutory rate was 34% for all periods presented.

(2)                      Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $269,000 in 2002 and $277,000 in 2001.

(3)                      Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(4)                      The average balance for the Corporation is based on monthly average balances verses a daily average balance.

Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period.

Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates.  Interest rates moved down throughout the year 2001.  Through the first nine months of 2002, the Federal Reserve has not changed the target rate for Federal funds.

FINANCIAL CONDITION

Average earning assets of the Corporation for the first nine months of 2002 increased 11.0% or $25.8 million to $260.8 million from $235.0 million at September 30, 2001.  Earning assets increased primarily due to planned loan growth.

As discussed in the credit quality section of this Form 10-QSB, management has actively pursued the improvement of the asset quality of all earning assets, loans, and investment securities.

Average net loans increased to $211.7 million for the three months ended September 30, 2002 compared to $187.5 million for the same period in 2001.  The increase of $24.2 million for the three months ended September 30, 2002 as compared to the same period for 2001 was primarily due to an increase of $28.4 million in commercial loans, including commercial real estate loans.  The average yield on the loan portfolio, net of the allowance for loan losses, decreased 119 basis points to 7.29% for the three months ended September 30, 2002, compared to 8.48% for the three months ended September 30, 2001.

Average net loans increased to $209.2 million for the nine months ended September 30, 2002 compared to $177.7 million for the same period in 2001.  The increase of $31.5 million for the nine months ended September 30, 2002 as compared to the same period in 2001 was primarily due to an increase of $31.8 million in commercial loans, including commercial real estate loans.  The average yield on the loan portfolio, net of the allowance for loan losses, decreased 113 basis points to 7.57% for the nine months ended September 30, 2002, compared to 8.70% for the nine months ended September 30, 2001.  The decrease in average yields for the three month and nine month periods is due to lower interest rates and adjustable rate loans repricing.

Average investment securities decreased $7.3 million and $4.9 million for the three and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001.  The average yield of the investment securities portfolio was 6.33% and 6.39% for the three and nine months ended September 30, 2002, respectively, a decrease of 39 and 38 basis points as compared to the same periods in 2001.  The decrease in investments from December 31, 2001 to September 30, 2002 is a result of the increase in loan growth, and is consistent with management’s intent to maintain a balance in the investment portfolio to support basic surplus, which is used as a measurement of liquidity.

The most important and stable source of funding is core deposits, considered by management to include non-interest bearing demand deposits, NOW and money market accounts, savings deposits and time deposits under $100,000.  Average core deposits for the nine months ended September 30, 2002 increased 14.8% or $28.2 million to $219.0 million from $190.8 million for the nine months ended September 30, 2001.  The average rate paid on total interest bearing liabilities for the nine months ended September 30, 2002 decreased 137 basis points to 3.62% when compared to 4.99% for the nine months ended September 30, 2001.

The increase in average core deposits for the nine months ended September 30, 2002 as compared to the same period in 2001 has provided a low cost funding source for the growth in the loan portfolio.

In addition to federal funds purchased, Illini Bank and Farmers State Bank of Camp Point maintain an overnight federal funds line of credit with an unaffiliated financial institution and collateralized borrowing capacity with the Federal Home Loan Bank of Chicago.

Noninterest Income

The noninterest income decreased $5,000 and $396,000 for the three and nine months ended September 30, 2002, respectively, when compared to the same periods in 2001.  The decrease in noninterest income is primarily due to a decrease in residential mortgage lending activities.  The residential mortgage market place is highly competitive.  The Company has more closely focused on serving the local markets that we do business in.  Additionally, the Company has experienced a net loss of $24,000 in the sale of other real estate owned in 2002 compared to a $33,000 gain during the same nine month period in 2001.

Noninterest Expense

Salaries and employee benefits increased $269,000 and $783,000 for the three and nine months ended September 30, 2002, respectively, when compared to the same periods in 2001.  This increase is a result of an increase in the number of full time equivalent employees, higher incentive pay, increased insurance premiums for employees, and normal cost of living increases to overall base salaries.

Data processing expense decreased $108,000 for the nine months ended September 30, 2002 when compared to the same period in 2001.  The decrease is due to cost savings from systems conversion and upgrading of the information and processing system.

Professional expenses decreased $120,000 for the nine months ended September 30, 2002 as compared to the same period in 2001.  This decrease is principally related to the decline in litigation related costs.  Other operating expenses decreased $67,000 and $104,000 for the three and nine months ended September 30, 2002, respectively, when compared to the same periods in 2001.  The decrease is due to cost controls put into place in 2001.

The provision for loan losses increased $90,000 and $300,000 for the three and nine months ended September 30, 2002, respectively, when compared to the same periods in 2001.  These increases were deemed necessary by management to adequately reserve against potential loan losses.  A more comprehensive discussion of loan related issues can be found in the Credit Quality section of this document.

CREDIT QUALITY

Gross loans totaled $211.2 million at September 30, 2002, an increase of $12.2 million, or 6.13%, from $199.0 million at December 31, 2001.  The provision for loan losses has increased to $580,000 for the nine months ended September 30, 2002 as compared to $280,000 for the same period in 2001.  At September 30, 2002 the allowance as a percent of total loans was 1.10% as compared to 1.06% and 1.23% as of December 31, 2001 and September 30, 2001, respectively.  The decrease in the ratio is primarily a result of the growth in the loan portfolio.  Based on the inherent risk in the loan portfolio, management believes that as of September 30, 2002, the allowance for loan losses is adequate.

	Nine months ended September 30,
	2002	2001
	(dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$2,103	$2,188

Charge-offs	(464)	(138)
Recoveries	109	43
Net charge-offs	(355)	(95)

Provision charged to operations	580	280
Balance at end of period	$2,328	$2,373

Average loans outstanding	$211,392	$179,988

Illini Corporation’s primary business of making commercial, real estate, and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers, which are beyond the control of the Corporation.  Accordingly, a significant factor in the Corporation’s past and future operating results is the level of the provision for loan losses.  Net charge-offs increased to $355,000 for the nine months ended September 30, 2002, respectively, as compared to $95,000 for the comparable period in the prior year.  These increases primarily relate to commercial real estate loans.

Credit Quality	September 30, 2002	December 31, 2001	September 30, 2001
	(dollars in thousands)
Nonperforming assets:
Accruing loans past due 90 days	$—	$—	$—
Nonaccrual	5,603	4,920	3,287
Renegotiated	—	—	—
Other real estate owned	838	370	423
Total nonperforming assets	$6,441	$5,290	$3,710

Key ratios:
Nonperforming loans to loans	2.65%	2.47%	1.70%
Allowance to total loans	1.10	1.06	1.23
Allowance to nonperforming loans	41.55	42.74	72.19

At September 30, 2002, impaired loans totaled $5.7 million, including $5.6 million of loans on nonaccrual and $114,000 of loans past due less than 90 days, compared to $4.9 million of loans on nonaccrual and $212,000, which were past due less than 90 days, at December 31, 2001.  Nonperforming assets have increased $1.2 million from December 31, 2001.  At September 30, 2002, of the $5.6 million of nonaccrual loans, four borrowers make up $4.2 million or 75% of the total. These loans are primarily collateralized by commercial real estate and are in various stages of foreclosure.  The increase in nonperforming assets is generally associated with a more direct approach to dealing with borrowers who are unable or unwilling to fulfill the terms of the loan agreements.  Management continues to vigorously pursue the collection of the loans.

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

CAPITAL RESOURCES

The current economic and regulatory environment places increased emphasis on capital strength.  A strong capital position, which is vital to the continued profitability of Illini Corporation, also promotes depositor and investor confidence and provides a solid foundation for the future growth of the organization.  Illini Corporation has historically satisfied its capital requirements principally through the retention of earnings.

The table below shows the various measures of regulatory capital and related ratios.

	Regulatory requirements to be:		Actual Regulatory Capital Ratios
	Adequately Capitalized	Well - Capitalized	September 30, 2002	December 31, 2001
Total risk-based capital as % of risk-weighted assets	8.0%	10.0%	10.2%	10.0%
Tier 1 capital as % of risk-weighted assets	4.0%	6.0%	7.1%	6.8%
Tier 1 capital as % average assets	4.0%	5.0%	5.5%	5.4%

Risk-based capital guidelines require the classification of assets and some off-balance items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk adjusted assets totals.  Management believes, and data in the above table show that, as of September 30, 2002 and December 31, 2001 the Company met all capital adequacy requirements to which it is subject.  As of those dates, the Corporation’s subsidiary banks were “well capitalized” under regulatory prompt corrective action provisions.

Earnings retention is affected by the Board of Director’s declaration of cash dividends.  The dividend payout ratio is an indicator of the level of earnings retained.  The Board of Directors of the Corporation considers the capital strength of the Corporation and the banks in determining the appropriate level of cash dividends to be paid to shareholders.  The dividend payout ratio for the three and nine months ended September 30, 2002 was 29.1% and 30.6%, respectively as compared to 34.3% and 40.9% for the three and nine months ended September 30, 2001. The dividend per share for the three and nine months ended September 30, 2002 is unchanged from the same periods in 2001.

As discussed in the Corporation’s 2001 Form 10-KSB, the Corporation has $9 million of trust preferred securities outstanding.  Per regulation, 25% of the Tier 1 capital ratio can be comprised of the trust preferred issue.  As of September 30, 2002, the portion eligible for inclusion in the Tier 1 computation amounted to approximately $4.4 million

LIQUIDITY

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

Illini Corporation uses a comprehensive analysis of its asset/liability function, including a review of its funds management policy and its principal measure of liquidity.  The Corporation implemented a new measure of liquidity measurement, called “Basic Surplus,” which redefines liquid assets as the total available assets held by the Corporation which can be converted to cash in thirty days or less, reduced by short term liabilities.  As of September 30, 2002, the most recent calculation, Illini Corporation’s core liquidity was $28.7 million, or 10.2% of total average assets.

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

The case has been remanded to the trial court. Upon Quinn’s motion the trial court permitted Quinn to add Mrs. Noll as a party to the action.  Quinn subsequently filed a motion to compel an additional deposition of Burnard K. McHone, President, Illini Corporation, with respect to a certain Stock Purchase Agreement pursuant to which shares owned by Mrs. Noll’s family were redeemed by Illini Corporation.  The trial court denied the motion to compel finding that Quinn failed to show any basis that the Stock Purchase Agreement was relevant to her claims in the lawsuit.  Defendants filed a motion to vacate the trial court’s order to add Mrs. Noll as a party to the action.  The trial court vacated the prior order in December 2001.  Quinn moved for recusal of the presiding judge on the grounds that the judge is allegedly prejudiced or biased against her.  The motion was denied.  Illini thereafter moved for removal of plaintiff’s counsel on the basis that counsel had a conflict of interest arising from his cooperation in the litigation with a non-class member and her counsel.  The court removed the counsel for the plaintiff class and appointed new counsel to represent the class.  The removed counsel has requested reconsideration of his removal and a hearing on the reconsideration is scheduled on November 22, 2002.  Illini anticipates the case will be tried in early 2003.

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

99.2                  CFO Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K :

There were no reports on Form 8-K filed for the quarter ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Illini Corporation
(Registrant)

By: /s/Burnard K. McHone	November 12, 2002
Burnard K. McHone	Date signed
President

By: /s/George A. Rosenbaum, Jr.	November 12, 2002
George A. Rosenbaum, Jr.	Date signed
Chief Financial Officer

Form of Certification for Quarterly Reports on Form 10-QSB

I, Burnard K. McHone, certify that:

1.               I have reviewed this quarterly report on Form 10-QSB of Illini Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Burnard K. McHone
Burnard K. McHone
President and Chief Executive Officer

Form of Certification for Quarterly Reports on Form 10-QSB

I, George A. Rosenbaum Jr., certify that:

1.               I have reviewed this quarterly report on Form 10-QSB of Illini Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ George A. Rosenbaum, Jr.
George A. Rosenbaum, Jr.
Chief Financial Officer