Form 10KSB
period 2002-12-31
ILLINI CORP
filed 2003-03-28
CIK 730037

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

Common Stock, par value $.01 per share

(Title and Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Registrant’s revenues for fiscal year 2002 were $20,335,000.

On March 1, 2003, 411,701 shares of common stock were outstanding.  The aggregate market value of such shares held by non-affiliates of the registrant was approximately $11,787,000 (based on the average of the bid and asked prices of securities traded as of March 12, 2003).

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

Illini Bank  (“Illini”) is an Illinois state bank, which had total assets of $243.2 million at December 31, 2002.  Illini maintains 13 banking facilities in the following Illinois communities: Springfield, Lincoln, Auburn, Danvers, Divernon, Elkhart, Hudson, Mechanicsburg, Sherman, and Stonington.  Farmers State Bank of Camp Point (“Camp Point”) is an Illinois state bank, which had total assets of $38.2 million at December 31, 2002.  Camp Point maintains one banking facility located in Camp Point, Illinois.

Each Bank offers their customers a wide variety of financial services and products.  Deposit products include a variety of checking, NOW, money market, savings, investment sweep accounts, and certificates of deposit.  Lending products include short, intermediate, and long-term business and agricultural loans, commercial and residential real estate loans, personal and consumer purchase loans, home equity loans, and personal secured and unsecured lines of credit.  Additional product offerings include letters of credit, credit cards, notary services, safe deposit boxes, and check imaging.  During 2002, Illini Bank entered into an agreement with PRIMEVEST Financial Services, Inc. in order to secure the services of a registered broker-dealer subject to federal and state securities laws and the NASD Conduct Rules as a convenience and accommodation to Illini Bank’s customers.  The general purpose of the full service brokerage services provided by Illini Bank is to provide customers of Illini Bank access to professional investment and insurance advice, based on customer suitability.  The activity operates as a division of Illini Bank and is called “Illini Financial Services”.  The new activity will include full service brokerage and insurance services that will generate fee income.  There were no significant sales recorded in 2002.

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

The Gramm-Leach-Bliley Act (“GLB Act”) was enacted in November 1999.  Under the GLB Act, bank holding companies that meet certain standards are permitted to engage in a wider range of activities including securities and insurance activities.  Specifically, a bank holding company that elects to become a “financial holding company” may engage in many activities that are financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in, or making a market in securities; and those activities currently permitted for bank holding companies that are so closely related to banking, or managing or controlling banks, as to be proper incident thereto.  The Corporation has not elected to become a financial holding company at this time.  A bank holding company may elect to become a financial holding company only if each of its depository institution subsidiaries is well-capitalized, well-managed, and has a Community Reinvestment Act rating of “satisfactory” or better at its most recent examination.

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

•                  Interstate Banking and Branching

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

•                  Capital Requirements

The FRB has imposed risk-based capital guidelines applicable to Illini Corporation.  These guidelines require that bank holding companies maintain capital commensurate with both on and off balance sheet credit and other risks of their operations.  Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets of 8 percent.  In addition, a bank holding company must maintain a minimum ratio of Tier 1 capital equal to 4 percent of risk-weighted assets.  Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill.  As a supplement to risk-based capital requirements, the FRB has also imposed leverage capital ratio requirements.  The leverage ratio requirements establish a minimum required ratio of Tier 1 capital to total assets less goodwill of 3 percent for the most highly rated bank holding companies.  All other bank holding companies are required to maintain additional Tier 1 capital yielding a leverage ratio of 4 percent to 5 percent, depending on the particular circumstances and risk profile of the institution.  Refer to the Capital Resources Section of Item 6 and Note 17 included under Item 7 for a summary of Illini Corporation’s capital ratios as of December 31, 2002 and 2001.

Each bank is also subject to risk-weighted capital standards and leverage measures, which are similar, but in some cases not identical, to the requirements for bank holding companies, which apply to Illini Corporation.  At December 31, 2002 Illini and Camp Point met all applicable capital requirements.

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

The Federal Deposit Insurance Act generally requires all depository institutions to be examined annually by the banking regulators.  Certain combinations of conditions may extend the examination cycle to eighteen months.

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

•                  Federal Securities Regulation

The Corporation’s common stock is registered with the SEC under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Consequently, the Corporation is subject to the information, proxy solicitation, insider trading and other restrictions and requirements of the SEC under the Exchange Act.

As a registered company with the SEC, Illini Corporation is subject to certain provisions of the Sarbanes-Oxley Act of 2002.  The effective date for this Act and the regulations adopted by the SEC will affect Illini Corporation filings primarily for the fiscal year ending 2003.  The Board of Directors and management are aware of the required changes in corporate governance and disclosure and is acting to adopt necessary actions for 2003.

•                  Employees

As of December 31, 2002, Illini Corporation, Illini and Camp Point had 108 total employees and 82 full-time employees.

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

ITEM 2. – DESCRIPTION OF PROPERTIES

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

The case has been remanded to the trial court. Upon Quinn’s motion the trial court permitted Quinn to add Mrs. Noll as a party to the action.  Quinn subsequently filed a motion to compel an additional deposition of Burnard K. McHone, President, Illini Corporation, with respect to a certain Stock Purchase Agreement pursuant to which shares owned by Mrs. Noll’s family were redeemed by Illini Corporation.  The trial court denied the motion to compel finding that Quinn failed to show any basis that the Stock Purchase Agreement was relevant to her claims in the lawsuit.  Defendants filed a motion to vacate the trial court’s order to add Mrs. Noll as a party to the action.  The trial court vacated the prior order in December 2001.  Quinn moved for recusal of the presiding judge on the grounds that the judge is allegedly prejudiced or biased against her.  The motion was denied.  Illini thereafter moved for removal of plaintiff’s counsel on the basis that counsel had a conflict of interest arising from his cooperation in the litigation with a non-class member and her counsel.  The court removed the counsel for the plaintiff class and appointed new counsel to represent the class.  The removed counsel filed a motion for reconsideration.  The motion was denied.  Thereafter, the remaining class counsel, William Moran, filed a Motion For Direction.  This Motion asserted that differences had arisen between Moran and the class representative, Mary K. Quinn, concerning the handling of the case.  Among other assertions, the Motion alleged that the removed class counsel James Ackerman, continued to advise Ms. Quinn regarding all issues related to the suit.  At a hearing on the Motion For Direction on January 15, 2003, the trial court removed Mary Quinn as class representative.

On March 7, 2003, the trial court appointed Richard G. Austin as successor class representative.  Illini Corporation is negotiating for a settlement of the suit with Mr. Austin and class counsel William Moran.  Mary Quinn has filed a motion to opt out of the class which Illini Corporation opposes.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

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

2002	High	Low	Cash Dividends Declared

1st Quarter	$33.50	$26.00	$.25
2nd Quarter	28.00	26.00	.25
3rd Quarter	29.90	28.03	.25
4th Quarter	30.50	26.26	.25

2001	High	Low	Cash Dividends Declared

1st Quarter	$24.00	$24.00	$.25
2nd Quarter	25.00	22.00	.25
3rd Quarter	31.00	25.00	.25
4th Quarter	26.20	24.05	.25

As of December 31, 2002, there were 1,340 shareholders of record of Illini Corporation common stock.

In 2002 and 2001, Illini Corporation issued $1.00 per share in dividends, which resulted in $411,701 in 2002 and $451,723 in 2001.  Due to its status as a bank holding company, Illini Corporation’s ability to issue dividends is restricted by regulatory provisions set forth in “Item 1. Description of Business—Supervision and Regulation—Dividend Restrictions” which is incorporated by reference herein.

ITEM 6. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•                    Introduction

The following discussion highlights the significant factors affecting the operations and financial condition of Illini Corporation for the two fiscal years ended December 31, 2002 and December 31, 2001.  The discussion should be read in conjunction with the consolidated financial statements, accompanying notes, and selected financial data as set forth in “Item 7. Financial Statements” which is incorporated by reference herein.

Illini Corporation cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report, or made by management involve estimates and uncertainties and are subject to change based upon various important factors.  Actual results for 2003 and beyond could differ materially from results expressed or implied by forward looking statements in this report.

•                  Summary

Illini Corporation continues to meet its operational goals.  The year ending December 31, 2002 resulted in $1.522 million net income as compared to $1.279 million for 2001.  The increase in earnings for 2002 is due primarily to an increase in net interest income.  The $1.2 million increase in net interest income will be detailed later in this section.  During 2002 the Corporation was able to manage the falling interest rate environment by closely monitoring its asset\liability position.  Average loan balances were approximately 15% higher in 2002 then 2001.  This helped offset the declining rates on the asset side of the balance sheet.  In conjunction with increasing the loan balances, management was able to drive the costs of funds down as the market rates moved lower.  Consequently, while interest income fell nearly $0.7 million, interest expense dropped $1.85 million.

Noninterest income for 2002 declined $643,000 as compared to 2001.  However, as detailed later in this section, income from mortgage origination and servicing activities were approximately $465,000 lower in 2002 than in 2001.  While the Corporation continued to sell qualified mortgage loans into the secondary market and service the portfolio in 2002, the results did not approach the levels reported in 2001.

Overall the noninterest expenses increased $175,000 in 2002 to $9.433 million.  The total increase is less than 2% from 2001.  The largest contributing factor to the increase was a $574,000 increase in salaries and employee benefits.  This increase was primarily composed of increased wages, higher benefit costs and a significant increase in training and development of personnel.  Some of this increase was offset by the decline in expenses associated with equipment and data processing.  The decline in 2002 is principally caused by the higher levels reported in 2001.  In June 2001, Illini Bank completed a systems conversion and upgraded related computer equipment.  The one-time net expenses associated with this conversion and upgrade totaled $292,000.  Additional detail regarding changes in the noninterest expenses can be found later in this section.

Management continues to focus on credit quality, reducing overhead costs, increasing revenues through targeted sales efforts, and continued development of our associates through the execution of our business plan.

The following table details changes in Illini Corporation’s net income per share over the last two fiscal years.

Change in Earnings Per Share (EPS)

for 2002 and 2001

	2002-01	2001-00
Per share
Net income prior period	$2.64	$2.96
Change in EPS attributable to change in:
Net interest income	6.01	3.50
Provision for loan losses	(0.60)	(0.31)
Noninterest income	(0.53)	0.46
Noninterest expense	(3.77)	(4.18)
Income tax expense	(0.05)	0.21
Net increase (decrease)	1.06	(0.32)
Net income current period	$3.70	$2.64

•                  Overview-Balance Sheet Review

Average assets were $282.2 million in 2002, an increase of $22.6 million, or 8.7%, from 2001.  Average loans were $211.5 million in 2002, an increase of $27.8 million, or 15.1%, from 2001.  Management believes the increase in loan volume is an expected outcome from the reengineering of the Corporation and efforts to pursue new loan relationships in both retail and commercial loan services.  Average deposits were $245.2 million in 2002, an increase of $22.0 million, or 9.9%, from 2001.

•                  Securities

Total securities as of December 31, 2002 were $43.0 million, a decrease of $6.2 million, or 12.6%, over the prior year-end.  At December 31, 2002 and 2001, the total securities portfolio comprised 15.2% and 17.9% respectively of total assets.

Illini Corporation’s investment strategy is to maximize portfolio yields commensurate with credit risk and liquidity considerations.  The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment.  Approximately $9.0 million, or 20.9%, of the securities portfolio at December 31, 2002 matures within one year.  Scheduled maturities and the prepayment of mortgage-backed securities represent a source of liquidity for Illini and Camp Point, as well as federal funds sold, federal funds purchased lines, and lines of credit established at other banks which are discussed further in the Liquidity section of this report.

Mortgage-backed securities as of December 31, 2002 totaled $17.6 million and represent 41.0% of total securities.  The distribution of mortgage-backed securities include $9.3 million of U.S. government agency mortgage-backed pass through securities and $8.3 million of private issue collateral mortgage obligations, all of which are rated AAA.

At December 31, 2002, securities available for sale totaled $43.0 million.  There were no securities classified as held to maturity or trading at the end of 2002 or 2001.  The securities available for sale portfolio at the end of 2002 included gross unrealized gains of $2,301,000 and gross unrealized losses of $12,000, of which the combined effect, net of tax, is included as an unrealized gain in stockholders’ equity.  For comparative purposes, at December 31, 2001, gross unrealized gains of $1,575,000 and gross unrealized losses of $90,000 were included in the securities available for sale portfolio, which is set forth in “Item 7. Financial Statements —Note 3” which is incorporated by reference herein.

•                  Maturities and Duration

The maturities and weighted average yields of the investment portfolio at the end of 2002 are presented in the following table.  Maturities of private mortgage-backed securities are based on their average expected lives and include the effects of anticipated prepayments.  All other securities are listed at their actual maturity or contractual repricing interval.  The amounts and yields disclosed reflect the net carrying value, which is the same as fair value.  Taxable equivalent adjustments, using a 34% tax rate, have been made in calculating yields on tax-exempt obligations.

The securities portfolio at December 31, 2002, contained, in the aggregate, securities of the City of Litchfield, the City of Girard and the County of Sangamon that had a book or market value in excess of 10% of shareholders’ equity of Illini Corporation.  Excluding those issued by the United States government, or its agencies or corporations there were no other securities of an issuer with an aggregate book or market value in excess of 10% of shareholders’ equity of Illini Corporation.

Maturities and Yield of Securities

	Total	Weighted Average Tax Equivalent Yield
	(dollars in thousands)
U.S. Treasury securities:
0 to 1 year	$2,234	2.42%

U.S. government agencies:
0 to 1 years	$1,344	5.42%
1 to 5 years	2,154	4.33
5 to 10 years	501	4.58
Total	$3,999	4.73%

Mortgage-backed securities and collateralized mortgage obligations:
0 to 1 year	$4,592	5.09%
1 to 5 years	12,495	4.88
5 to 10 years	525	4.00
Over 10 years	5	5.91
Total	$17,617	4.91%

States of the U.S. and political subdivisions:
0 to 1 year	$821	8.01%
1 to 5 years	2,903	8.67
5 to 10 years	7,454	8.15
Over 10 years	7,179	8.25
Total	$18,357	8.26%

FHLB stock and other equity securities, no stated maturity	$762	—

Total securities:
0 to 1 year	$8,991	4.74%
1 to 5 years	17,552	5.44
5 to 10 years	8,480	7.68
Over 10 years	7,184	8.24
No stated maturity	762	—
Total	$42,969	6.22%

•                  Loans

Illini Corporation’s loan portfolio consists of a diverse variety of loan types within the following major categories: commercial real estate, residential real estate, consumer, commercial, and agricultural loans.

Net loans increased $10.5 million from $196.9 million as of December 31, 2001 to $207.4 million as of December 31, 2002.  Average total loans increased $27.8 million from $183.7 million in 2001 to $211.5 million in 2002.  Growth in the loan portfolio resulted primarily from management’s efforts to increase existing loan relationships and in the area of new business development.

The largest increase was in commercial real estate loans for which the average balance increased $16.8 million to $100.1 million in 2002. Commercial loans increased $11.3 million on average to $45.0 million.

All of Illini Corporation’s loans are domestic.  Illini Corporation does not currently engage in foreign loans, or lease financing.  Additionally, Illini Corporation does not have any concentration of loans exceeding 10% of total loans, which are not otherwise disclosed under “types of loans.”

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

•                  Types of Loans

A summary of loans by type as of December 31, 2002 and 2001 is set forth in “Item 7. Financial Statements—Note 4” which is incorporated by reference herein.

•                  Maturities and Interest Rate Sensitivity of Loans

A significant portion, $65.1 million, or 31.0%, of Illini and Camp Point’s loan portfolios reprice within one year.  While $181.4 million, or 86.5%, of the portfolio reprices within five years.  The relatively short duration of the loan portfolio requires diligence on the part of management to replace and/or renew maturing loans more frequently.  However, it benefits the banks by decreasing its susceptibility to rising interest rates and by allowing management more frequent opportunities to reassess and adjust loan agreements with borrowers and to exit deteriorating loan relationships.  A total of 52.9% of commercial, financial, and agricultural loans mature within one year as referenced in the table below.

Loans

	Maturity
	One year or less	One to five years	After five years	Total
	(dollars in thousands)
Commercial, financial, and agricultural	$28,621	$22,806	$2,699	$54,126
Real estate construction	10,041	1,449	416	11,906
	$38,662	$24,255	$3,115	$66,032

	Interest Sensitivity
	Fixed interest rates	Floating or adjustable interest rates	Total
	(dollars in thousands)
Loans due after one but within five years	$23,438	$817	$24,255
Loans due after five years	1,058	2,057	3,115
	$24,496	$2,874	$27,370

Deposits

	Average Balances of Deposits and Cost of Funds
	2002 Average		2001 Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$32,189	—	$28,724	—
NOW and money market deposit accounts	58,983	1.77%	59,356	3.21%
Savings deposits	19,608	1.33	17,288	1.82
Time deposits	134,387	4.09	117,875	5.39
	$245,167	2.77%	$223,243	3.84%

	Maturity of Time Deposits Greater Than $100,000 At December 31, 2002

	Time Certificates of Deposit	Other Time Deposits	Total
	(dollars in thousands)
Three months or less	$3,177	$960	$4,137
Three to six months	1,875	75	1,950
Six to twelve months	8,487	—	8,487
Over twelve months	8,220	—	8,220
	$21,759	$1,035	$22,794

Average deposits increased $22.0 million, or 9.9%, to $245.2 million in 2002.  Illini and Camp Point’s overall cost of funds related to deposits decreased 107 basis points to 2.77% in 2002 due to the declining interest rate environment. From December 31, 2001 to December 31, 2002, noninterest bearing accounts increased $1.0 million to $35.1 million, NOW and Money Market accounts were down $3.5 million to $56.6 million, time deposits increased $6.6 million to $133.2 million, and savings increased $1.9 million to $19.9 million in 2002.  Total deposits increased $6.0 million, or 2.5%, to $244.8 million at December 31, 2002.

•                  Significant Accounting Policies

The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The

Corporation’s significant accounting policies are described in detail in the notes to the Corporation’s consolidated financial statements for the year ended December 31, 2002. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Significant accounting policies are those policies that management believes are the most important to the portrayal of the Corporation’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

Allowance for Loan Losses - The allowance for loan losses provides coverage for probable losses inherent in the Corporation’s loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Corporation determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.

Regardless of the extent of the Corporation’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Corporation estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Corporation’s evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

Mortgage Servicing Rights — Mortgage servicing rights (“MSRs”) associated with loans originated and sold, where servicing is retained, are capitalized and included in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Significant accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as mortgage services, fees (costs), net.

•                  Liquidity

Liquidity represents the availability of funding to meet obligations to depositors, borrowers, and creditors at a reasonable cost without adverse consequences.  Accordingly, the liquidity position is influenced by the funding base and asset mix.

Illini Corporation requires adequate liquidity to pay its expenses and pay stockholder dividends.  Liquidity is provided to Illini Corporation in the form of dividends.  Dividends from Illini totaled $1.1 million in 2002, compared to $1.2 million in 2001.  In 2002 and 2001, dividends from Camp Point amounted to $0.2 million.  Illini and Camp Point’s liquidity is provided by bank cash balances, liquidation of short-term investments, loan payments, an overnight federal funds line of credit, and borrowings from the Federal Home Loan Bank of Chicago.  While the banks are limited in the amount of dividends they pay, as of December 31, 2002, a combined $4.9 million was available for payment to Illini Corporation in the form of dividends without prior regulatory approval.

Cash and cash equivalents, which include federal funds sold and interest bearing deposits with banks, increased $4.3 million to $19.9 million at December 31, 2002, compared to $15.6 million at December 31, 2001.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities, the sale of available for sale investment securities, and the sale of 1-4 family mortgage loans to the secondary mortgage market through the Federal National Mortgage Association.

The liability portion of the balance sheet provides liquidity through federal funds purchased, securities sold under agreements to repurchase, other short-term debt, and long-term debt.  As of December 31, 2002, Illini had an overnight federal funds line of credit with an unaffiliated financial institution in the amount of $4.3 million, all of which was available for borrowing.  Illini is also a member of the Federal Home Loan Bank of  (“FHLB”) and can borrow up to $16.8 million.  As of December 31, 2002, Illini had a $2.0 million FHLB advance maturing in 2003, and a $4.0 million FHLB advance maturing in 2004.  The Corporation also had a note payable in the amount of $2.4 million, maturing in 2005.

•                  Interest Rate Sensitivity

In conjunction with maintaining a satisfactory level of liquidity, management monitors the degree of interest rate risk assumed on the balance sheet.  Illini Corporation monitors its interest rate risk by the use of static and dynamic gap models at the one-year and two-year intervals.  The static gap model monitors the difference in interest rate sensitive assets and interest rate sensitive liabilities that mature within the specified time frame as a percentage of total interest earning assets.  The dynamic gap model goes further in that it assumes that interest rate sensitive assets and liabilities will be reinvested.  Illini Corporation uses a computerized model to monitor its interest rate risk.

Illini and Camp Point’s static interest rate gap position as of December 31, 2002 is presented below:

	Interest Rate Sensitivity Analysis
	Up to 3 months	4 to 12 Months	Total 1 year	Over 1 year	Total
	(dollars in thousands)
Interest-earning assets:
Loans	$48,134	$16,945	$65,079	$144,755	$209,834
Investment securities	3,862	4,619	8,481	34,488	42,969
Federal funds sold and other interest-bearing deposits	12,199	—	12,199	—	12,199
Total interest-earning assets	$64,195	$21,564	$85,759	$179,243	$265,002
Interest-bearing liabilities:
Savings, NOW, and money market (1)	$38,267	$—	$38,267	$38,266	$76,533
Time deposits	18,183	57,869	76,052	57,139	133,191
Short-term debt	656	—	656	—	656
Long-term debt	—	2,000	2,000	6,395	8,395
Preferred securities of subsidiary trust	—	—	—	9,000	9,000
Total interest-bearing liabilities	$57,106	$59,869	$116,975	$110,800	$227,775

Gap by period	$7,089	$(38,305)	$(31,216)	$68,443	$37,227
Cumulative gap	$7,089	$(31,216)	$(31,216)	$37,227	$37,227
Cumulative gap as a percent of earning assets	2.68%	-11.78%	-11.78%	14.05%	14.05%

(1) Illini Corporation’s experience with transactional interest bearing demand, money market accounts, and savings accounts has been that these deposits are subject to immediate withdrawal, or re-pricing, with portions of the balances remaining relatively constant in periods of both rising and falling rates.  Therefore, a portion of these deposits (one-half) is included in the over 1 year category.  If these deposits were all included in the total 1 year or less category the cumulative ratio of interest sensitive assets to interest sensitive liabilities would be –26.22%.

In June 2002, Illini Corporation renewed its consulting contract to assist in asset/liability management efforts.  Management believes that timely reviews enable Illini Corporation to proactively react to financial conditions in our market place.  The asset/liability management policy adopted October 15, 1998 was revised and updated in 2002.  There can be no assurance, however, that such steps will have the desired result.

•                  Quantitative and Qualitative Disclosures about Market Risk

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics.  Illini and Camp Point currently do not enter into futures, forwards, swaps, or options.  However, Illini and Camp Point are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and require collateral from the borrower if deemed necessary by each bank.  Standby letters of credit are conditional commitments issued by each bank to guarantee the performance of a customer to a third party up to a stipulated amount and within specified terms and conditions.

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

The condensed gap report as of December 31, 2002 summarizing Illini and Camp Point’s interest rate sensitivity is as follows:

	Market Risk Sensitive Instruments
	1 year	Over 1 year through 3 years	Over 3 years through 5 years	Over 5 years	Total
	(dollars in thousands)
Assets:
Investment securities	$8,481	$3,328	$2,271	$28,889	$42,969
Loans	65,079	61,503	54,866	28,386	209,834
Federal funds sold and other interest-bearing deposits	12,199	—	—	—	12,199

	$85,759	$64,831	$57,137	$57,275	$265,002

Liabilities:
Savings, NOW and money market (1)	$38,267	$38,266	$—	$—	$76,533
Time deposits	76,052	55,197	1,226	716	133,191
Short-term debt	656	—	—	—	656
Long-term debt	2,000	6,395	—	—	8,395
Preferred securities of subsidiary trust	—	—	—	9,000	9,000

	$116,975	$99,858	$1,226	$9,716	$227,775

	Total	Average Interest Rate	Fair Value
Assets:
Investment securities(2)	$42,969	6.32%	$42,969
Loans(2)	209,834	7.41	210,999
Federal funds sold	12,199	1.54	12,199

Liabilities:
Savings, NOW and money market	$76,533	1.66%	$76,533
Time deposits	133,191	4.09	134,514
Short-term debt	656	2.67	656
Long-term debt	8,395	5.19	8,431
Preferred securities of subsidiary trust	9,000	10.44	10,633

(1) Management’s experience with interest bearing checking accounts, money market and savings deposits has been that, although these deposits are subject to immediate withdrawal or repricing, a portion of the balances has remained relatively constant in periods of both rising and falling rates.  Therefore, a portion of these deposits (one-half) is included in the over 1 year through 3 years.

(2) Interest rates are presented on a fully taxable equivalent basis.

•                  Capital Resources

Total shareholders’ equity increased from $13.6 million at December 31, 2001 to $15.2 million at December 31, 2002.  The increase in capital is composed of comprehensive income of $2.043 million, offset by dividends paid to shareholders in the amount of $0.4 million.  The primary source of capital of Illini Corporation is retained earnings.  Cash dividends per share were $1.00 for 2002 and 2001.  Illini Corporation retained 72.9% of its net income for 2002 and 64.6% for 2001.

The core capital is supplemented by a preferred security issued by the trust subsidiary, Illini Statutory Trust I, which was completed February 22, 2001.  Per regulation, 25% of the Tier I capital ratio can be comprised of the trust preferred issue. Illini Statutory Trust I is a wholly-owned subsidiary of the Corporation which was formed on January 31, 2001, solely for the purpose of issuing capital and common securities.  Illini Statutory Trust I issued 9,279 shares of preferred securities bearing an interest rate of 10.20% with a maturity date of February 22, 2031 for net proceeds of $9.0 million, after deducting underwriting commissions, capital, and other costs.  Also included in the agreement, after the 10th year the bank may accelerate payment according to the terms of the agreement.  Illini Statutory Trust I invested the proceeds in junior subordinated debentures of the Corporation, which also had an interest rate of 10.20%.  Interest on the junior subordinated debentures and distributions on the preferred securities are payable semi-annually in arrears, with the first payment paid on August 22, 2001.  Distribution on the securities is cumulative and based upon the liquidation value of $1,000 per capital security.  The Corporation has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures for a period not exceeding 10 consecutive semi-annual periods; provided, that such deferral may not extend beyond the stated maturity of the junior subordinated debentures.  The securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.

Regulatory guidelines require bank holding companies, commercial banks, and thrifts to maintain certain minimum ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well capitalized,” banks must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%. Illini’s ratios as of December 31, 2002 were 7.80%, 9.73%, and 10.86%, respectively, which meet the criteria for “well capitalized.” Camp Point’s ratios as of December 31, 2002 were 10.34%, 15.13%, and 16.28%, respectively, which meet the criteria for “well capitalized.”  The Corporation’s ratios as of December 31, 2002 were 5.82%, 7.41%, and 10.56%, respectively.

As of December 31, 2002, management is not aware of any current recommendations by banking regulatory authorities which, if they were to be implemented, would have or are reasonably likely to have a material adverse impact on the Corporation’s liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

	Key Ratios For the years ended December 31,

	2002	2001	2000	1999	1998

Return on average assets	0.54%	0.49%	0.75%	0.39%	0.41%
Return on average equity	10.83	8.00	9.42	4.31	4.19
Dividend payout ratio	27.05	37.88	33.74	71.30	71.15
Average equity to average assets ratio	4.98	6.16	7.92	9.00	9.77

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

Interest income decreased $0.7 million from 2001 to 2002.  Interest expense decreased $1.9 million from 2001 to 2002, resulting in an increase in net interest income of $1.2 million.  The net interest margin fell from 3.83% in 2001 to 3.62% in 2002.  The decline in the interest margin is due to loans repricing into lower interest rates, and the increase in nonperforming loans, caused by the economic downturn nationally.  The securities portfolio has a weighted average tax equivalent yield of 6.32%, while our loan portfolio has an average yield of 7.41% for 2002.  With the increase in the loan balances, total earning assets increased to $261.4 million.

The $1.9 million decrease in interest expense was primarily attributable to a $0.9 million decline in NOW and money market accounts interest expense, and another $0.9 million decline in time deposit interest expense.  Our average interest bearing liabilities grew $19.7 million, while experiencing a 120 basis point decrease to our overall cost of funds.

The decrease in the average yield and cost of funds was the result of the Federal Reserve System’s effort to stimulate the economy by the repeated lowering of interest rates.  The interest rates that the Corporation charges to borrowers and pays to depositors are greatly influenced by these rates.

Net Interest Income - Rate/Volume Variance Analysis

	2002-01			2001-00
	Changes in Income/Expense	Volume Effect	Rate Effect	Changes in Income/Expense	Volume Effect	Rate Effect
	(dollars in thousands)

Short-term investments	$(213)	$19	$(232)	$(18)	$110	$(128)
Investment securities:
Taxable	(710)	(490)	(220)	(585)	(474)	(111)
Nontaxable(*)	136	150	(14)	217	141	76
Loans(*)	177	2,322	(2,145)	2,393	3,073	(680)
Total interest income	$(610)	$2,001	$(2,611)	$2,007	$2,850	$(843)

Savings and NOW accounts	(915)	30	(945)	(206)	267	(473)
Time deposits	(859)	911	(1,770)	579	885	(306)
Short-term debt	(47)	(49)	2	(93)	70	(163)
Long-term debt	(183)	249	(432)	456	260	196
Preferred securities of Trust subsidiary	154	71	83	786	—---	786
Total interest expense	$(1,850)	$1,212	$(3,062)	$1,522	$1,482	$40

Net interest income	$1,240	$789	$451	$485	$1,368	$(883)

(*) Fully taxable equivalent basis using the federal statutory rate of 34% for all years presented.

NOTE:  The change in interest which can not be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Year ended December 31,
	2002				2001

	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)

ASSETS

Interest-earning assets:
Short-term investments	$7,698	2.7%	$118	1.54%	$7,283	2.8%	$331	4.55%
Investment securities(3)
Taxable	29,698	10.5	1,580	5.32	37,791	14.5	2,290	6.06
Tax-exempt(1)	14,671	5.2	1,223	8.34	12,890	5.0	1,087	8.43
Total securities	44,369	15.7	2,803	6.32	50,681	19.5	3,377	6.66
Loans
Commercial(1)	44,989	16.0	3,199	7.11	33,739	13.0	2,829	8.39
Agriculture	15,800	5.6	1,012	6.40	12,985	5.0	970	7.47
Real estate
Commercial	100,104	35.5	7,378	7.37	83,258	32.1	7,074	8.50
Agriculture	6,604	2.3	520	7.88	7,420	2.9	629	8.47
Residential	31,677	11.2	2,411	7.61	32,513	12.5	2,715	8.35
Consumer, net	11,526	4.1	1,019	8.84	13,019	5.0	1,138	8.74
Credit card	839	0.3	141	16.86	808	0.3	148	18.29
Total loans	211,539	75.0	15,680	7.41	183,742	70.8	15,503	8.44
Allowance for loan losses	(2,226)	(0.8)			(2,241)	(0.9)
Net loans(1)(2)	209,313	74.2	15,680	7.49	181,501	69.9	15,503	8.54
Total interest earning assets	261,380	92.6	18,601	7.12	239,465	92.2	19,211	8.02
Cash and due from banks	5,899	2.1			5,847	2.2
Premises and equipment	6,940	2.5			6,961	2.7
Other real estate owned	753	0.3			444	0.2
Other assets(3)	7,183	2.5			6,883	2.7
Total assets	$282,155	100.0%			$259,600	100.0%

LIABILITIES
Deposits:
Non interest bearing deposits	$32,189	11.4%			28,724	11.1%
Interest bearing demand	58,983	20.9	$1,044	1.77%	59,356	22.9	$1,906	3.21%
Savings	19,608	6.9	261	1.33	17,288	6.7	314	1.82
Time deposits less than $100,000	109,594	38.8	4,444	4.06	89,199	34.3	4,866	5.45
Total core deposits	220,374	78.0	5,749	2.61	194,567	75.0	7,086	3.64
Time deposits $100,000 and over	24,793	8.8	1,046	4.22	28,676	11.0	1,483	5.17
Total deposits	245,167	86.8	6,795	2.77	223,243	86.0	8,569	3.84
Short-term debt	1,135	0.4	30	2.67	3,098	1.2	77	2.49
Long-term debt	8,410	3.0	436	5.19	6,000	2.3	619	10.31
Preferred securities of trust subsidiary(4)	9,000	3.2	940	10.44	8,250	3.2	786	9.53
Total interest bearing liabilities	231,523	82.0	8,201	3.54	211,867	81.6	10,051	4.74
Other liabilities	4,389	1.6			3,025	1.2
Total liabilities	268,101	95.0			243,616	93.9
Shareholders’ Equity	14,054	5.0			15,984	6.1
Total liabilities and shareholders’ equity	$282,155	100.0%			$259,600	100.0%
Net interest margin			$10,400	3.62%			$9,160	3.83%

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

(2)                                  Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $351,000 in 2002 and $388,000 in 2001.

(3)                                  Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(4)                                  The average balance for the Corporation is based on a monthly average balance versus a daily average balance.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Year ended December 31, 2000

	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$5,536	2.4%	$349	6.30%
Investment securities(3)
Taxable	45,235	19.9	2,875	6.36
Tax-exempt(1)	11,093	4.9	870	7.84
Total securities	56,328	24.8	3,745	6.65
Loans
Commercial(1)	23,844	10.5	2,198	9.22
Agriculture	12,705	5.6	1,087	8.56
Real estate
Commercial	60,570	26.7	5,330	8.80
Agriculture	7,402	3.3	644	8.71
Residential	33,184	14.6	2,706	8.16
Consumer, net	11,121	4.9	1,020	9.18
Credit card	702	0.3	125	17.76
Total loans	149,528	65.9	13,110	8.77
Allowance for loan losses	(1,943)	(0.9)
Net loans(1)(2)	147,585	65.0	13,110	8.88
Total interest earning assets	209,449	92.2	17,204	8.21
Cash and due from banks	6,022	2.7
Premises and equipment	7,125	3.1
Other real estate owned	497	0.2
Other assets(3)	4,013	1.8
Total assets	$227,106	100.0%

LIABILITIES

Deposits:
Non interest bearing deposits	$29,780	13.1%
Interest bearing demand	52,316	23.0	$2,068	3.95%
Savings	17,858	7.9	358	2.01
Time deposits less than $100,000	77,799	34.3	4,434	5.70
Total core deposits	177,753	78.3	6,860	3.86
Time deposits $100,000 and over	24,388	10.7	1,336	5.48
Total deposits	202,141	89.0	8,196	4.05
Short-term debt	2,193	1.0	170	7.77
Long-term debt	2,311	1.0	163	7.05
Total interest bearing liabilities	176,865	77.9	8,529	4.82
Other liabilities	2,469	1.1
Total liabilities	209,114	92.1
Shareholders’ Equity	17,992	7.9
Total liabilities and shareholders’ equity	$227,106	100.0%
Net interest margin			$8,675	4.14%

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

(2)                                  Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $345,000 in 2000.

(3)                                  Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(4)           The average balance for the Corporation is based on a monthly average balance versus a daily average balance.

•                  Provision for Loan Losses, Net Charge-Offs and Allowance for Loan Losses

The provision for loan losses charged to earnings was $760,000 for 2002, an increase of $155,000, or 25.6%, from the $605,000 in 2001.  During 2000, the provision for loan losses was $540,000.  The ratio of net charge-offs to average loans outstanding has increased from 0.03% to 0.38% to 0.19% for the years ended December 31, 2000, 2001 and 2002, respectively.  The provision for loan loss expense increased to $760,000 for 2002 from $605,000 in 2001 primarily due to management’s intent to maintain a level of reserves consistent with the Corporation’s risk profile.  Nonaccrual loans decreased slightly to $4,901,000 at December 31, 2002, compared to $4,920,000 at December 31, 2001.

The management of Illini Corporation considers a number of factors in determining the amount of the allowance for loan losses.  These factors include, but are not limited to, the following:

•                  Historical data and trends relating to net charge-offs, delinquency rates, average outstanding loans, and the level of the allowance for loan losses;

•                    Other historical data and trends, including the allowance as a percentage of total loans outstanding and loan volume;

•                    Borrowers identified on Illini’s and Camp Point’s watch list, borrowers with significant credit exposure, and loans that are past due or on nonaccrual status;

•                    Management’s capability to administer credit risk processes to successfully underwrite credit and to identify and resolve problem loans on an ongoing basis;

•                    Results of continuing reviews of individual higher risk loans by management personnel;

•                    Consideration as to the impact of present economic conditions on the loan portfolio; and

•                    The results from semiannual loan reviews performed by an independent third party.

The allowance for loan losses as a percent of total loans increased from 1.06% at December 31, 2001, to 1.18% at December 31, 2002.  In the fourth quarter of 2001 Illini wrote off $547,000 of loans of which $535,000 was related to a single commercial loan.  Management believes this single exposure was an anomaly during 2001.  Illini did adjust its regular provision to maintain its reserve for losses at a level estimated to be sufficient to cover the risk profile of its loan portfolio.

•                  Summary of Loan Loss Experience

The following summary presents the changes in the allowance for loan losses for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000
	(dollars in thousands)

Average loans outstanding	$211,539	$183,742	$149,528

Allowance for loan losses:
Balance at beginning of year	$2,103	$2,188	$1,696
Loans charged-off:
Commercial, financial, and agricultural	(157)	(581)	(55)
Real estate	(246)	(108)	(23)
Consumer	(108)	(51)	(114)
Total	(511)	(740)	(192)
Recoveries of loans
previously charged-off:
Commercial, financial, and agricultural	11	16	79
Real estate	89	19	7
Consumer	16	15	58
Total	116	50	144
Net charge-offs	(395)	(690)	(48)
Provision charged to expense	760	605	540
Balance at end of year	$2,468	$2,103	$2,188

Ratio of net charge-offs to average loans outstanding during the period	0.19%	0.38%	0.03%

In 2002, as illustrated in the preceding chart, loan losses increased in all areas except the commercial, financial, and agricultural category, which had a $424,000, decrease.  The decline in this category is primarily attributed to the $535,000 loss on one commercial loan recorded in 2001.  Excluding this one loss in 2001, the net charge-off amounts doubled in 2002.  The overall increase in net losses is primarily attributed to a weakening national and local economy.  Management remains committed to improving the quality of the loan portfolio through enhanced credit approval systems and active identification of weak or deteriorating customer relationships.

•      Allowance Allocation

The risk of losses inherent in the loan portfolio is not precisely attributable to a particular loan or category of loans.  There were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses from December 31, 2001 through December 31, 2002.  The change in allocation among the various loan categories related primarily to an increase in the specific allowance allocation due to individual credit exposure as identified by management.  Based on its review for adequacy, management has estimated those portions of the allowance that could be attributable to major categories of loans as follows:

	2002		2001

	Amount	% of Total Loans	Amount	% of Total Loans
	(dollars in thousands)

Commercial, financial, and agriculture	$1,369	25.79%	$1,527	27.30%
Real estate	930	69.45	357	66.23
Consumer	169	4.76	219	6.47
Total allowance for loan losses	$2,468	100.00%	$2,103	100.00%

These allocation estimates do not specifically represent that loan charge-offs of that magnitude will be incurred, nor do these allocations restrict future loan losses attributable to a particular category from being absorbed by the allowance attributable to other categories.  The risk factors considered when estimating the allocations for major loan categories are the same as the factors considered when determining the adequacy of the overall allowance as specified in the allowance summary.  Due to a significant increase of nonperforming commercial real estate loans the allowance for this category of loans, management increased the allocation from $357,000 in 2001 to $930,000 in 2002.

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

	December 31,
	2002	2001
	(dollars in thousands)
Nonaccrual	$4,901	$4,920
Renegotiated	—	—
Accruing loans past due 90 days	23	15
Other real estate owned	787	370
Nonperforming assets	$5,711	$5,305

Nonperforming loans to total loans	2.35%	2.48%
Nonperforming assets to total assets	2.02%	1.93%

Nonperforming assets totaled $5,711,000 as of year-end 2002, an increase of $406,000 from the $5,305,000 at year-end 2001.  Total nonperforming assets represent 2.02% of total assets at December 31, 2002, compared to 1.93% at December 31, 2001.  Impaired loans as of December 31, 2002 and 2001 were $4,901,000 and $5,132,000 respectively, and include all nonaccrual loans.

Nonperforming loans decreased $11,000, to a total of $4,924,000 at year-end 2002. The majority of the nonperforming loans are attributed to five commercial real estate loans and one commercial loan, which are in various stages of foreclosure or litigation.  As of December 31, 2002, nonperforming loans to total loans were 2.35% compared to 2.48% and 0.46% for years ended 2001 and 2000.  The slight decrease in nonperforming loans is offset by the increase in other real estate owned.  Management continues to work through the legal system to recover and obtain title to property so that ultimately the collateral is available for sale.  This time consuming process is required by law.  Nearly all of these problem loans identified in 2001 were worked in 2002 and should reach a point in 2003 that will allow Illini to go forward with a sale of the properties.  There were no significant additions to nonperforming loans in 2002.  Individual nonaccrual loans are written down to management’s estimate of the net realizable value of collateral and/or realistic estimates of other payments from the borrower.  Additionally, specific allocations to the allowance for loan losses are made on loans where there may be uncertainties as to the collection of the estimated value of collateral.  Illini and Camp Point do not carry loans past due more than 90 days and still accruing interest except for credit card receivables which are handled by a third party vendor.  By policy, the credit card receivables are charged off at 240 days delinquency.  Management has the discretion to accelerate that time period if deemed appropriate.

•      Noninterest Income

The following table depicts the amount of and annual changes in noninterest income categories:

	Year Ended December 31,			Percent Change
	2002	2001	2000	2002/2001	2001/2000
	(dollars in thousands)
Service charges on deposit accounts	$1,333	$1,367	$1,361	(2.5)%	0.4%
Other fee income	374	290	283	29.0	2.5
Mortgage loan servicing fees	108	265	212	(59.2)	25.0
Gains on sales of mortgage loans	261	569	23	(54.1)	2,373.9
Gain on deposit premiums	—	—	695	N/A	(100.0)
Gains (losses) on sale of fixed assets	(1)	(13)	379	92.3	(103.4)
Gains (losses) on sales of securities, net	—	136	(13)	(100.0)	1,146.2
Gains (losses) on sales of other real estate owned	(18)	29	(6)	(162.1)	583.3
Other	132	189	148	(30.2)	27.7
	$2,189	$2,832	$3,082	(22.7)	(8.1)

Total noninterest income decreased $643,000 from 2001 to 2002.  The decrease is primarily attributable to two nonrecurring items that were recorded in 2001.  During 2002, the gain on sales of mortgage loans and servicing fees were adversely impacted by rapidly declining interest rates and historically high prepayment speeds.  This caused a significant decrease in the size of the mortgage servicing portfolio and a substantial increase in the amount of mortgage servicing rights amortization.  Additionally, gains on the sale of securities were booked in the amount of $136,000 in 2001.  The largest growth area for noninterest income in 2002 was the other fee income category.  In this area, fees related to merchant processing and debit card activity increased $55,000 over 2001 levels.  In addition, during 2002, Illini initiated a residential mortgage loan application fee, which generated approximately $41,000.  Income from mortgage loan servicing fees was adversely impacted by the amortization of mortgage servicing rights in the amount of $167,000 during 2002 as compared with $24,000 for 2001.  The high amount of amortization was driven by record level prepayment speeds due to the decline in mortgage rates to the lowest levels in history.  As of December 31, 2002, Illini had a servicing portfolio of approximately $67.3 million.

•                  Noninterest Expense

The following table depicts the amount of and annual changes in noninterest expense categories:

	Year Ended December 31, 2002			Percent Change
	2002	2001	2000	2002/2001	2001/2000
	(dollars in thousands)
Salaries and employee benefits	$4,932	$4,358	$3,770	13.2%	15.6%
Net occupancy exp	767	780	810	(1.7)	(3.7)
Equipment expense	290	359	407	(19.2)	(11.8)
Data processing	680	807	717	(15.7)	12.6
Supplies	157	199	166	(21.1)	19.9
Communication and transportation	457	451	462	1.3	(2.4)
Marketing and advertising	214	195	189	9.7	3.2
Correspondent and processing fees	355	311	266	14.1	16.9
Loan and other real estate owned expenses	154	102	60	51.0	70.0
Professional fees	819	914	1,078	(10.4)	(15.2)
Regulatory fees	111	123	100	(9.8)	23.0
Other	497	659	527	(24.6)	25.0
Total noninterest expense	$9,433	$9,258	$8,552	1.9	8.3

Total noninterest expense increased $175,000 in 2002, as compared to year ended 2001.  Salaries and benefits increased $574,000 and was a result of additions to staff, adjustments to base salaries and performance incentives.  Also noteworthy is the decline in expenses related to equipment and data processing.    In 2002, these two items declined approximately $196,000 from the 2001 levels.  This was primarily related to a systems conversion and hardware upgrades that took place in June 2001 at an estimated cost of $292,000.  The decline in 2002 relates more closely to a year without significant system changes and upgrades.  Loan and other real estate owned expenses increased due to Illini having a constant volume of nonperforming assets being held during all of 2002.

•                  Income Tax Expense

Total income tax expense was $419,000 in 2002, compared to $471,000 in 2001.  The decrease is attributable to a higher level of tax-exempt income in 2002.  The effective tax rates for the years ended December 31, 2002 and 2001 were 21.6% and 26.9%.

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

ITEM 7. - FINANCIAL STATEMENTS

Index to Illini Corporation’s Consolidated Financial Statements.

Independent Accountants’ Report

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Income for the years ended December 31, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001

Notes to Consolidated Financial Statements

Independent Accountants’ Report

To the Stockholders and

Board of Directors

Illini Corporation

Springfield, Illinois

We have audited the accompanying consolidated balance sheets of Illini Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Illini Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD LLP
Decatur, Illinois
March 12, 2003

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
	(dollars in thousands)

ASSETS:
Cash and due from banks	$7,654	$8,146
Interest-bearing deposits in other banks	33	29
Federal funds sold	12,166	7,410
Cash and cash equivalents	19,853	15,585
Investment securities available for sale, at fair value	42,969	49,156
Loans, net of allowance for loan losses	207,366	196,913
Premises and equipment	6,681	6,946
Accrued interest receivable	2,346	2,549
Other real estate owned	787	370
Goodwill	1,854	1,854
Other assets	803	1,139
Total Assets	$282,659	$274,512

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Noninterest-bearing demand deposits	$35,110	$34,140
Interest-bearing deposits:
NOW and money market accounts	56,595	60,057
Savings deposits	19,938	17,995
Time deposits, $100,000 and over	22,794	31,842
Other time deposits	110,397	94,793
Total Deposits	244,834	238,827

Short-term debt	656	1,613
Long-term debt	8,395	8,471
Preferred securities of subsidiary trust	9,000	9,000
Accrued interest payable	1,332	1,414
Other liabilities	3,221	1,597
Total Liabilities	267,438	260,922

COMMITMENTS AND CONTINGENT LIABILITIES

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized and unissued 10,000,000 shares	—	—
Common stock, $0.01 par value, authorized 45,000,000 shares; 571,789 shares issued and outstanding	6	6
Capital surplus	9,070	9,070
Retained earnings	11,885	10,775
Accumulated other comprehensive income	1,464	943
Less: Treasury shares, at cost, 160,088 shares	(7,204)	(7,204)
Total Shareholders’ Equity	15,221	13,590
Total Liabilities and Shareholders’ Equity	$282,659	$274,512

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2002 and 2001

	2002	2001
	(dollars in thousands, except per share amounts)
Interest income:
Interest and fees on loans	$15,604	$15,461
Interest on investment securities:
Taxable	1,580	2,290
Exempt from federal income taxes	844	750
Interest on short-term investments	118	331
Total interest income	18,146	18,832
Interest expense:
Interest on deposits:
NOW and money market accounts	1,044	1,906
Savings deposits	261	314
Time deposits, $100,000 and over	1,046	1,483
Other time deposits	4,444	4,866
Interest on short-term debt	30	77
Interest on long-term debt	436	619
Interest on preferred securities of subsidiary trust	940	786
Total interest expense	8,201	10,051

Net interest income	9,945	8,781
Provision for loan losses	760	605
Net interest income after provision for loan losses	9,185	8,176
Noninterest income:
Service charges on deposit accounts	1,333	1,367
Other fee income	374	290
Mortgage loan servicing fees	108	265
Gains on sales of mortgage loans	261	569
Gains on sales of securities, net	—	136
Losses on sales of premises and equipment	(1)	(13)
Gains (losses) on sales of other real estate owned	(18)	29
Other	132	189
Total noninterest income	2,189	2,832
Noninterest expense:
Salaries and employee benefits	4,932	4,358
Net occupancy expense	767	780
Equipment expense	290	359
Data processing fees	680	807
Supplies expense	157	199
Communication and transportation expense	457	451
Marketing and advertising expense	214	195
Correspondent and processing fees	355	311
Loan and other real estate owned expense	154	102
Professional fees	819	914
Regulatory fees	111	123
Other	497	659
Total noninterest expense	9,433	9,258
Income before income tax expense	1,941	1,750
Income tax expense	419	471
Net income	$1,522	$1,279
Basic earnings per share (based on weighted average common shares outstanding of 411,701 in 2002 and 483,741 in 2001)	$3.70	$2.64

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2002 and 2001

	Common stock	Capital surplus	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total
	(dollars in thousands)

Balance at January 1, 2001	$6	$9,070	$9,948	$—	$334	$19,358

Comprehensive income:
Net income	—	—	1,279	—	—	1,279
Change in unrealized gains on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	609	609
Total comprehensive income						1,888
Purchase of treasury stock (160,088 shares)	—	—	—	(7,204)	—	(7,204)
Cash dividends paid, $1.00 per share	—	—	(452)	—	—	(452)

Balance at December 31, 2001	6	9,070	10,775	(7,204)	943	13,590

Comprehensive income:
Net income	—	—	1,522	—	—	1,522
Change in unrealized gains on securities available for sale, net of tax and reclassification adjustment	—	—	—	—	521	521
Total comprehensive income						2,043
Cash dividends paid, $1.00 per share	—	—	(412)	—	—	(412)

Balance at December 31, 2002	$6	$9,070	$11,885	$(7,204)	$1,464	$15,221

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002 and 2001

	2002	2001
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,522	$1,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	821	939
Amortization of goodwill and other intangibles	80	196
Provision for loan losses	760	605
Investment security amortization (accretion), net	52	(106)
Gains on sales of securities, net	—	(136)
Federal Home Loan Bank stock dividend	(38)	(40)
Gains on sales of mortgage loans	(261)	(569)
Losses on sale of premises and equipment	1	13
Deferred tax benefit	44	(48)
(Gains) losses on sales of other real estate owned	18	(29)
(Increase) decrease in accrued interest receivable	203	(154)
Increase (decrease) in accrued interest payable	(82)	233
Origination of secondary market mortgage loans	(19,192)	(26,325)
Proceeds from the sales of secondary market mortgage loans	19,157	27,040
Other, net	1,553	(880)
Net cash provided by operating activities	4,638	2,018
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	1,004
Proceeds from maturities and paydowns of investment securities available for sale	22,648	26,593
Purchases of investment securities available for sale	(15,671)	(20,906)
Net increase in loans	(11,545)	(31,065)
Purchases of premises and equipment	(557)	(1,350)
Proceeds from sale of premises and equipment	—	7
Proceeds from sales of other real estate owned	193	200
Net cash used in investing activities	(4,932)	(25,517)
Cash flows from financing activities:
Net increase in noninterest bearing deposit accounts	970	1,415
Net increase (decrease) in NOW, money market accounts and savings deposits	(1,519)	8,830
Net increase (decrease) in time deposits, $100,000 and over	(9,048)	5,699
Net increase in other time deposits	15,604	19,591
Net decrease in short-term debt	(957)	(6,868)
Proceeds from issuance of preferred securities of subsidiary trust	—	9,000
Purchase of treasury shares	—	(2,494)
Proceeds of long-term debt	2,400	—
Repayment of long-term debt	(2,476)	(2,239)
Cash paid for other intangibles	—	(421)
Cash dividends paid	(412)	(452)
Net cash provided by financing activities	4,562	32,061

Net increase in cash and cash equivalents	4,268	8,562
Cash and cash equivalents at beginning of period	15,585	7,023
Cash and cash equivalents at end of period	$19,853	$15,585

Supplemental information:
Interest paid	$8,283	$9,818
Income taxes paid	608	1,025
Other non-cash investing activities:
Transfer of loans to other real estate owned	628	182
Purchase of treasury shares financed by note payable	—	4,710

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002 and 2001

(1)   Summary of Significant Accounting Policies

Illini Corporation, which operates as a single business segment, provides a full range of banking services to individual, corporate, and institutional customers through its 14 locations throughout central Illinois.  Illini Corporation and its wholly-owned subsidiaries, Illini Bank (“Illini”), Farmers State Bank of Camp Point (“Camp Point”), and Illini Statutory Trust I (“IST”) are subject to competition from other financial and nonfinancial institutions providing financial products in central Illinois. Additionally, Illini Corporation, Illini, and Camp Point are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

IST is a wholly owned subsidiary, which was formed on January 31, 2001, to issue cumulative trust preferred securities.  Illini Corporation owns all of the securities of IST that possess general voting powers. The preferred securities, issued through an underwritten pooled public offering on February 22, 2001, were sold at their $1,000 par value. IST issued 9,279 shares of the preferred securities bearing a dividend rate of 10.2% for net proceeds of $9 million, after deducting underwriting commissions and other costs. IST invested the proceeds in Illinois Corporation junior subordinated debentures, which also have an interest rate of 10.2%. The junior subordinated debentures mature on February 22, 2031, which date may be shortened to a date not earlier than February 22, 2011, if certain conditions are met. IST’s sole asset is the holding company’s junior subordinated debt. Considered together, Illini Corporation’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of IST’s obligations with respect to the preferred securities.  The Corporation used $3 million of the proceeds from the junior subordinated debt to increase the equity capital of Illini.  Interest on the junior subordinated debentures and distributions on the preferred securities are payable semi-annually in arrears.  Distributions on the preferred securities are cumulative and based upon the liquidation value of $1,000 per preferred security.  Illini Corporation has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution on the preferred securities, for a period not exceeding 10 consecutive semi-annual periods, provided, that such deferral may not extend beyond the stated maturity of the junior subordinated debentures.  The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.

The obligation with respect to the holders of the preferred securities, is recorded as a liability in the accompanying consolidated balance sheets as “preferred securities of subsidiary trust”.  The related dividend expense is reported as interest expense in the accompanying consolidated statements of income.

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

(d)         Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at their outstanding principal balances adjusted for any charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans.

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

(e)          Allowance for Loan Losses

The allowance for loan losses is increased by provisions charged to operations and is available to absorb loan losses.  Loan losses are charged against the allowance when management believes and confirms that the loan balance is not collectable.  Subsequent recoveries, if any, are credited to the allowance.  Illini Corporation utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses.  Management’s approach, which provides for general and specific allowances, is based on current economic conditions, past loan losses, collection experience, risk characteristics of the portfolio, assessing collateral values by obtaining independent appraisals for significant properties, and such other factors which, in management’s judgment, deserve recognition in estimating loan losses.

Management believes the allowance for loan losses is adequate to absorb losses in the loan portfolio.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.

A loan is considered impaired when it is probable Illini Corporation will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement.  When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan’s effective interest rate.  Alternatively, impairment is measured on a loan by loan basis for non-homogenous loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan.  Large groups of smaller balance homogenous loans are collectively evaluated for impairment.  Accordingly, Illini Corporation does not separately identify individual consumer and residential loans for impairment disclosures.  Illini Corporation uses its existing nonaccrual methods for recognizing interest on impaired loans.

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

(i)            Federal Home Loan Bank Stock

Federal Home Loan Bank Stock is stated at cost and is a required investment for institutions that are members of the Federal Home Loan Bank system.  The required investment in the common stock is based on a predetermined formula.

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

(k)         Goodwill

Illini Corporation recognized goodwill with the purchase of banks in Camp Point, Auburn and McLean County.  Goodwill is tested annually for impairment.  If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value.  Subsequent increases in goodwill value are not recognized in the financial statements.

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

(m)      Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share gives effect to potential common stock, such as stock options or convertible notes.  Illini Corporation has not issued instruments which are dilutive.

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

(p)   Reclassifications

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.  Such reclassifications have no effect on previously reported consolidated net income or shareholders’ equity.

(q)   Use of Estimates in the Preparation of Financial Statements

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, and mortgage servicing rights.  In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties.  Management estimates mortgage servicing rights taking into consideration changes in interest rates, current prepayment rates and expected future cash flows.

(2)   Shareholders’ Equity

During 2002 the shareholders approved an increase in the number of authorized shares of common stock to 45,000,000 shares and the reduction of the par value of common shares from $10 per share to $.01 per share.  Additionally, the shareholders authorized 10,000,000 shares of preferred stock with a par value of $.01 per share.  The change in par value is reflected in the financial statements for all periods presented.

(3)   Investment Securities

The amortized cost and fair value of investment securities classified as available for sale at December 31, 2002 and 2001 are presented below:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(dollars in thousands)
December 31, 2002

United States Treasury and United States agencies	$6,132	$101	$—	$6,233
Mortgage-backed securities	8,995	312	—	9,307
Collateralized mortgage obligations	8,227	95	12	8,310
Obligations of state and political subdivisions	16,564	1,793	—	18,357
Federal Home Loan Bank stock and other equity securities	762	—	—	762
	$40,680	$2,301	$12	$42,969

December 31, 2001

United States Treasury and United States agencies	$4,250	$101	$—	$4,351
Mortgage-backed securities	13,405	218	3	13,620
Collateralized mortgage obligations	15,395	177	49	15,523
Obligations of state and political subdivisions	13,905	1,079	38	14,946
Federal Home Loan Bank stock	716	—	—	716
	$47,671	$1,575	$90	$49,156

The amortized cost and fair value of debt securities classified as available for sale at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized cost	Fair value
	(dollars in thousands)
Due in one year or less	$4,336	$4,399
Due after one year through five years	4,743	5,057
Due after five years through ten years	7,247	7,955
Due after ten years	6,370	7,179
	22,696	24,590
Mortgage-backed securities	8,995	9,307
Collateralized mortgage obligations	8,227	8,310
	$39,918	$42,207

Proceeds from sales of investment securities during 2002 and 2001 were $0 and $1.0 million, respectively.  Gross gains of $0 and $136,000 for 2002 and 2001, respectively, were realized on those sales.  The tax expense (benefit) recognized from these sales was $0 and $51,000 for 2002 and 2001.

The market value of securities pledged to secure United States Government and other public deposits, securities sold under agreements to repurchase, and for other purposes as required by law was approximately $19.2 million and $24.5 million at December 31, 2002 and 2001, respectively.

Other comprehensive income is as follows:

	2002	2001
	(dollars in thousands)
Unrealized holding gains arising during the period	$804	$1,099
Less: Reclassification adjustment for gains realized in net income	—	136
Net unrealized gains, before tax expense	804	963
Tax expense	(283)	(354)
Other comprehensive income	$521	$609

(4)   Loans

The loan portfolio at December 31, 2002 and 2001 is composed of the following loan types:

	2002	2001
	(dollars in thousands)
Commercial, financial, and agricultural	$54,126	$54,326
Real estate:
Construction	11,906	15,030
Mortgage loans held for investment	128,018	116,740
Mortgage loans held for sale	5,800	37
Consumer	9,984	12,883
Total loans	209,834	199,016
Allowance for loan losses	(2,468)	(2,103)
Net loans	$207,366	$196,913

Illini Corporation grants agricultural, commercial, industrial, residential, and consumer loans to customers in central Illinois through its network of banking offices.  Illini Corporation does not have any significant concentration of credit in any one economic sector; however, a majority of Illini Corporation’s lending occurs in and around central Illinois, with a substantial portion of such loans secured by real estate.  As such, Illini Corporation is susceptible to changes in the economic environment in the central Illinois area.

A summary of impaired loans, which includes nonaccrual loans, at December 31, 2002 and 2001 is as follows:

	2002	2001
	(dollars in thousands)
Nonaccrual loans	$4,901	$4,920
Impaired loans continuing to accrue interest	—	212
Total impaired loans	$4,901	$5,132

Allowance for losses on specific impaired loans	$527	$354
Impaired loans with no specific related allowance for loan losses	3,493	4,669
Average balance of impaired loans during the year	4,820	3,882
Accruing loans delinquent 90 days or more	23	15

Interest income of $579,000 in 2002 and $344,000 in 2001 would have been recognized had nonaccrual loans remained current.  The amount recognized as interest income on other impaired loans continuing to accrue interest was $0 in 2002 and $16,000 in 2001.  The amount recognized as interest income on nonaccrual loans was $95,568 and $247,384 for the years ended December 31, 2002 and 2001, respectively.

Illini has three borrowers with loans secured by commercial properties that are in the final stages of foreclosure at December 31, 2002.  These properties include a golf course, a restaurant, and a retail building.  The properties are supporting loans of approximately $1,365,000, $1,058,000 and $1,087,000, respectively at December 31, 2002.  Illini obtained title to the golf course subsequent to year-end and transferred the property to other real estate owned at its carrying value of approximately $1,465,000.  The carrying value of the loans at December 31, 2002 for each of the three borrowers reflects management’s best estimate of the amount to be realized from the sales of the properties.  While the estimates are based on valuations by independent appraisers, there have been no recent sales of comparable properties in the area to consider in preparing the valuations, and the market for such properties is limited.  Therefore, the amount that Illini realizes from the sales of the properties could differ materially in the near term from the carrying values reflected in these financial statements.

A summary of changes in the allowance for loan losses for the years ended December 31, 2002 and 2001 is as follows:

	2002	2001
	(dollars in thousands)
Balance at beginning of year	$2,103	$2,188
Provision charged to operating expense	760	605

Loans charged off	(511)	(740)
Recoveries of loans previously charged off	116	50
Net loan charge-offs	(395)	(690)
Balance at end of year	$2,468	$2,103

The following table recaps the 2002 activity for loans made by Illini and Camp Point to executive officers, directors, and principal shareholders (insiders) of Illini Corporation and subsidiaries and/or their related interests.  Such loans were made in the normal course of business on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the same time for comparable transactions with other persons and did not involve more than normal credit risk or present other unfavorable features.

Insider loans
(dollars in thousands)
Balance at December 31, 2001	$451
Advances on existing loans	1,370
Payments received	(1,290)
Balance at December 31, 2002	$531

(5)   Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others totaled approximately  $70.7 million and $83.8 million at December 31, 2002 and 2001, respectively.

Mortgage servicing rights of $108,428 and $168,124 were capitalized in 2002 and 2001, respectively.  The book value of capitalized mortgage servicing rights was $371,073 and $429,550 at December 31, 2002 and 2001, respectively.  Amortization of mortgage servicing rights was $166,904 and $23,975 in 2002 and 2001, respectively.

(6)   Premises and Equipment

A summary of premises and equipment at December 31, 2002 and 2001 by major category is as follows:

	2002	2001
	(dollars in thousands)
Land	$1,013	$1,013
Bank premises	7,277	6,935
Furniture and equipment	5,951	6,185
	14,241	14,133
Less accumulated depreciation	7,560	7,187
	$6,681	$6,946

(7)         Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001, were:

	2002	2001
	(dollars in thousands)
Balance as of January 1	$1,854	$2,016
Amortization	—	162
Balance as of December 31	$1,854	$1,854

Effective January 1, 2002, the Corporation adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangibles, which requires transitional disclosures regarding the change in amortization and other treatment of goodwill for the year ended December 31, 2001, as follows:

2001

Reported net income	$1,279
Add back: Goodwill amortization	162
Adjusted net income	$1,441

Basic earnings per share
Reported net income	$2.64
Add back: Goodwill amortization	0.33
Adjusted net income	$2.97

All goodwill is allocated to the banking segment of the business.  The fair value of the banking segment of the business was estimated using an independent valuation.  The transition impairment test upon the initial adoption of SFAS 142 as well as the annual impairment test for 2002 indicated there was no impairment of goodwill.

(8)   Deposits

At December 31, 2002, the scheduled maturities of time deposits are as follows:

Year	Amount
(dollars in thousands)
2003	$75,016
2004	47,338
2005	8,788
2006	1,333
2007	714
Thereafter	2
$133,191

(9)   Short-term debt

A summary of short-term debt at December 31, 2002 and 2001 is as follows:

	2002	2001
	(dollars in thousands)
Federal funds purchased	$—	$1,200
Securities sold under repurchase agreements	656	413
Total short-term debt	$656	$1,613

Securities sold under agreements to repurchase consist of obligations of the Corporation to other parties.  The obligations are secured by various securities and such collateral is held by Commerce Bank a safekeeping agent.  The maximum amount of outstanding agreements at any month end during 2002 and 2001 totaled $656,000 and $450,000 and the monthly average of such agreements totaled $479,000 and $379,000, respectively.  The agreements at December 31, 2002 mature within 36 months.

(10)  Long-Term Debt

The following summarizes long-term debt at December 31, 2002 and 2001.

	2002	2001
	(dollars in thousands)
Note payable	$2,395	$2,471
Federal Home Loan Bank advances, due at various dates
through February 28, 2004, fixed rates ranging from 3.45% to 6.28%	$6,000	$6,000
Total long-term debt	$8,395	$8,471

The note payable at December 31, 2001 was a result of the stock purchase agreement in which Illini Corporation purchased 160,688 shares of stock from certain former shareholders during 2001.  The purchase agreement provided one-third of the purchase price paid by Illini Corporation in cash at closing on June 14, 2001.  The balance of unpaid principal was due in three equal installments on March 31 of 2002, 2003 and 2004.  Illini Corporation prepaid a majority of the note during 2001.  Interest was paid quarterly on the unpaid principal balance at seven percent (7%) per annum.  The Corporation provided a letter of credit to the sellers in lieu of pledging the purchased shares.  The stock purchase agreement with the former shareholders also provides for a contingency in the case that Illini Corporation were to be acquired or issue shares of common stock at a price in excess of $45.00 per share at any time prior to the second anniversary date of April 12, 2003.  During the first six months all of such difference would be payable; during the second six months 75% of such difference would be payable; during the third six months 50% of such difference would be payable; and during the last six months 25% of such difference would be payable.

On March 27, 2002, Illini Corporation borrowed $2,400,000 from Marine Bank, Springfield to pay off the balance of the note to the former shareholders.  The floating rate note is indexed to the Wall Street Journal Prime Rate plus 1.00% (5.25% at December 31, 2002).  The note requires 11 quarterly payments of approximately $42,600, with a final payment of all unpaid principal and interest on April 15, 2005.  The note is secured by 100% of the common stock of Illini Bank, and the Farmers State Bank of Camp Point.  The note contains various operating and reporting covenants, all of which Illini Corporation complied with as of December 31, 2002.

The Federal Home Loan Bank advances are secured by first-mortgage loans totaling $12.2 million.  Advances are subject to restrictions or penalties in the event of prepayment.

At December 31, 2002, the scheduled maturities, including expected prepayments, of long-term debt are as follows:

Year	Amount
(dollars in thousands)
2003	$2,000
2004	4,000
2005	2,395
$8,395

(11) Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001
	(dollars in thousands)
Current income taxes:
Federal	$281	$436
State	94	83
Deferred income taxes	44	(48)
	$419	$471

A reconciliation of expected income tax expense to federal income tax expense, computed by applying the federal statutory rate of 34% to income before income tax expense for the years ended December 31, 2002 and 2001 to reported income tax expense, is as follows:

	2002	2001
	(dollars in thousands)

Income tax expense at statutory rate	$660	$595
Increase (decrease) in income taxes resulting from:
Tax-exempt income	(312)	(249)
Goodwill amortization	—	55
State income taxes	52	55
Other, net	19	15
Income tax expense	$419	$471

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

	2002	2001
	(dollars in thousands)
Deferred tax assets:
Loans, principally due to allowance for loan losses	$753	$530
Intangible assets	77	92
Legal fees	117	147
Other	—	18
	947	787
Deferred tax liabilities:
Available-for-sale securities market valuation	825	542
Investment securities, basis differences	2	3
Mortgage servicing rights	144	167
Premises and equipment, basis differences	259	25
Cash to accrual conversion	—	20
Federal Home Loan Bank stock	49	35
	1,279	792
Net deferred tax liability	$(332)	$(5)

(12) Employee Benefits

Illini Corporation has a defined contribution 401(k) plan that covers substantially all employees.  Employees may contribute up to 100% of eligible compensation to the plan. Illini Corporation’s contributions are voluntary and at the discretion of the Board of Directors.  All contributions are subject to statutory restrictions.  Employer contributions charged to expense were approximately $67,000 and $61,000 in 2002 and 2001, respectively.

In March 2002, the shareholders approved the adoption of a qualified incentive stock option plan (60,000 shares) for executive employees of the Corporation and a non-qualified incentive stock option plan (7,500 shares) for directors of the Corporation.  As of December 31, 2002, no formal stock option plan has been adopted for employees or directors of the Corporation.

(13) Condensed Financial Information of Parent Company

Following are condensed balance sheets as of December 31, 2002 and 2001 and the related condensed schedules of income and cash flows for each of the years in the two-year period ended December 31, 2002 of Illini Corporation (parent company only):

Condensed Balance Sheets

December 31, 2002 and 2001

	2002	2001
	(dollars in thousands)
ASSETS:
Cash	$383	$760
Investment securities available for sale, at fair value	9	—
Investment in subsidiaries	26,086	24,212
Loans	482	397
Excess of cost over fair value of net assets acquired	346	377
Other assets	363	483
	$27,669	$26,229
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Junior subordinated debt to subsidiary	$9,279	$9,279
Long-term debt	2,395	2,471
Other liabilities	774	889
Shareholders’ equity	15,221	13,590
	$27,669	$26,229

Condensed Schedules of Income

Years Ended December 31, 2002 and 2001

	2002	2001
	(dollars in thousands)
REVENUE:
Dividends received from subsidiaries	$1,258	$1,400
Other	73	103
	1,331	1,503
EXPENSES:
Interest expense	1,087	1,013
Professional fees	504	726
Other	303	367
	1,894	2,106
Loss before income tax benefit and equity in distributed income of subsidiaries	(563)	(603)
Income tax benefit	724	766
Equity in undistributed income of subsidiaries	1,361	1,116
Net income	$1,522	$1,279

Condensed Schedules of Cash Flows

Years Ended December 31, 2002 and 2001

	2002	2001
	(dollars in thousands)
Cash flows from operating activities:
Net income	$1,522	$1,279
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31	57
Equity in undistributed income of subsidiaries	(1,361)	(1,116)
Other, net	13	858
Net cash provided by operating activities	205	1,078
Cash flows from investing activities:
Purchase of investment securities available for sale	(9)	(1,020)
Proceeds from sales of investment securities available for sale	—	1,020
Payments for investment in and advances to subsidiaries	—	(3,550)
Net increase in loans	(85)	(397)
Net cash used in investing activities	(94)	(3,947)
Cash flows from financing activities:
Repayment of short-term debt	—	(1,000)
Proceeds from issuance of long-term debt	2,400	—
Repayment of long-term debt	(2,476)	(2,239)
Purchase of treasury shares	—	(2,494)
Cash paid for other intangibles	—	(421)
Proceeds from junior subordinated debt to subsidiary	—	9,279
Cash dividends paid	(412)	(452)
Net cash provided by (used in) financing activities	(488)	2,673
Net decrease in cash	(377)	(196)

Cash at beginning of year	760	956
Cash at end of year	$383	$760
Supplemental information:
Income taxes paid	$608	$1,025
Interest paid	1,069	709
Purchase of treasury shares with note payable	—	4,710

(14) Commitments and Credit Risk

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

Illini Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  Illini Corporation uses the same credit policies in making commitments and conditional obligations as it does for financial instruments recorded in the consolidated balance sheets.  The off-balance-sheet financial instruments of Illini Corporation at December 31, 2002 and 2001 are presented below:

	2002	2001
	(dollars in thousands)
Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$19,034	$36,863
Letters of credit	2,447	2,500
	$21,481	$39,363

Commitments to extend credit, which include lines of credits, are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Of the total commitments to extend credit at December 31, 2002 and 2001, approximately $11.1 million and $26.0 million, respectively, represent fixed-rate loan commitments.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Illini Corporation evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counterparty.  Collateral held varies, but generally includes residential or income-producing commercial property, inventory, accounts receivable, and/or equipment.

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

(15) Disclosures about Fair Value of Financial Instruments

The following table presents estimated fair values of Illini Corporation’s financial instruments.  The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties.  Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Corporation does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

Following is a summary of the carrying amounts and fair values of Illini Corporation’s financial instruments at December 31, 2002 and 2001:

	Carrying amount	Fair value
	(dollars in thousands)
December 31, 2002

Balance sheet assets:
Cash and cash equivalents	$19,853	$19,853
Investment securities	42,969	42,969
Loans, net	207,366	208,531
Accrued interest receivable	2,346	2,346
	$272,534	$273,699
Balance sheet liabilities:
Deposits	$244,834	$246,157
Short-term debt	656	656
Long-term debt	8,395	8,431
Preferred securities of subsidiary trust	9,000	10,633
Accrued interest payable	1,332	1,332
	$264,217	$267,209

	Carrying amount	Fair value
December 31, 2001

Balance sheet assets:
Cash and cash equivalents	$15,585	$15,585
Investment securities	49,156	49,156
Loans, net	196,913	198,882
Accrued interest receivable	2,549	2,549
	$264,203	$266,172
Balance sheet liabilities:
Deposits	$238,837	$240,056
Short-term debt	1,613	1,613
Long-term debt	8,471	8,471
Preferred securities of subsidiary trust	9,000	9,969
Accrued interest payable	1,414	1,414
	$259,325	$261,523

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such value:

Cash and Cash Equivalents

For cash and cash equivalents the carrying amount is a reasonable estimate of fair value.

Investment securities

Fair values of investment securities are based on quoted market prices or dealer quotes.

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.  Loans with similar characteristics were aggregated for purposes of the calculations.  The carrying amount of accrued interest approximates its fair value.

Fair value for nonperforming loans is based on recent external appraisals.  If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

Deposits

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, NOW and money market accounts, and savings accounts is equal to the amounts payable on demand.  The fair value of time deposits is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.  The carrying amount of accrued interest payable approximates its fair value.

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

Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations.  Estimates related to the allowance for loan losses and mortgage servicing rights are reflected in the footnote regarding loans and mortgage servicing rights.  Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.

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

The first case was filed in 1998 by a shareholder of Illini Corporation against Illinois Stock Transfer Company, as Rights Agent for Illini Corporation under Illini Corporation’s Shareholder Rights Agreement (the “Rights Agreement”), for specific performance of the Rights Agreement, both individually and on behalf of a class of Illini Corporation shareholders.  The complaint alleges that the Rights Agreement was triggered in April of 1998, and that the Rights Agent has a duty under the Rights Agreement to distribute Rights Certificates to the shareholders of Illini Corporation.  Illini Corporation was added as a Defendant in 1999, and the class has been certified.  Plaintiff seeks to recover her attorneys’ fees from Illini Corporation in addition to the other relief sought.  In January of 2000, the trial court entered Summary Judgement in favor of Illini Corporation and Illinois Stock Transfer Company.  Plaintiff appealed this ruling denying Plaintiff’s summary judgement motion to the Illinois Appellate Court.  The Appellate Court reversed the Summary Judgement for Defendants and remanded the case for trial on the issue of whether the Illini Corporation Board of Directors acted in good faith in determining that a shareholder’s acceptance of a gift of Illini Corporation Stock did not trigger the Rights Amendment and later, in Illini Corporation’s later amendment of the Rights Agreement.  The Appellate Court further ruled the Plaintiff’s attorneys’ fees were recoverable under the Rights Agreement.  After a series of unsuccessful motions filed by the plaintiff’s counsel, Illini Corporation entered a motion to remove the plaintiff’s counsel.  The court removed the counsel for the plaintiff class and appointed new counsel to represent the class.  The removed counsel filed a motion for reconsideration, which was denied.  The new counsel filed a Motion For Direction to remove the class representative, which was granted on January 15, 2003.  On March 7, 2003 the trial court appointed a successor class representative.  Illini Corporation is negotiating for a settlement of the suit with the new class representative and class counsel.  The former class representative has filed a motion to opt out of the class, which Illini Corporation opposes.

The second case was filed in August of 2001 by a shareholder against a former shareholder and several present and former directors of Illini Corporation.  The complaint purports to bring a derivative cause of action arising out of the redemption of the shares of the former shareholder, which is alleged to have caused the defendants to breach the Shareholder Rights Agreement.  The complaint seeks rescission of the stock redemption and recover of attorneys’ fees.  In July 2002 the court ordered this derivative suit stayed pending completion of the trial in the class action suit (discussed above) or upon further order.

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

Quantitative measures established by regulations to ensure capital adequacy require Illini Corporation, Illini, and Camp Point to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2002, Illini Corporation, Illini, and Camp Point meet all capital adequacy requirements to which they are subject.

As of December 31, 2002, the Corporation’s subsidiary banks were “well capitalized” under regulatory prompt corrective action provisions.  To be categorized as adequately or well capitalized, each bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Illini’s or Camp Point’s category.

Illini Corporation’s, Illini’s, and Camp Point’s actual and required capital amounts and ratios as of December 31, 2002 and 2001 are as follows:

	December 31, 2002
					To be well capitalized
					under prompt corrective
	Actual		Capital requirements		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total capital (to risk-weighted assets):
Illini Corporation	$23,058	10.56%	$17,468	8.00%	—	—
Illini	20,987	10.86	15,460	8.00	$19,325	10.00%
Camp Point	4,002	16.28	1,967	8.00	2,458	10.00
Tier I capital (to risk-weighted assets):
Illini Corporation	16,176	7.41	8,734	4.00	—	—
Illini	18,803	9.73	7,730	4.00	11,595	6.00
Camp Point	3,719	15.13	983	4.00	1,475	6.00
Tier I capital (to quarterly average assets):
Illini Corporation	16,176	5.82	11,110	4.00	—	—
Illini	18,803	7.80	9,641	4.00	12,052	5.00
Camp Point	3,719	10.34	1,439	4.00	1,798	5.00

	December 31, 2001
					To be well capitalized
					under prompt corrective
	Actual		Capital requirements		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total capital (to risk-weighted assets):
Illini Corporation	$21,501	10.04%	$17,140	8.00%	—	—
Illini	19,495	10.27	15,181	8.00	$18,976	10.00%
Camp Point	3,726	14.69	2,029	8.00	2,536	10.00
Tier I capital (to risk-weighted assets):
Illini Corporation	14,467	6.75	8,570	4.00	—	—
Illini	17,634	9.29	7,590	4.00	11,386	6.00
Camp Point	3,484	13.74	1,014	4.00	1,522	6.00
Tier I capital (to quarterly average assets):
Illini Corporation	14,467	5.35	10,809	4.00	—	—
Illini	17,634	7.51	9,395	4.00	11,744	5.00
Camp Point	3,484	9.94	1,403	4.00	1,753	5.00

Dividends from its subsidiaries are the principal source of funds for payment of dividends by Illini Corporation to its shareholders.

Illini and Camp Point are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2002, Illini had $4.4 million of retained earnings available for dividends without prior regulatory approval.  At December 31, 2002, Camp Point had $411,000 of retained earnings available for dividends without prior regulatory approval.

At December 31, 2002 and 2001, approximately $1,549,000 and $1,552,000, respectively, of cash and due from banks represented required reserves on deposits maintained by Illini Corporation in accordance with Federal Reserve Bank requirements.

(18)  Pending Acquisition

Illini Corporation executed a definitive agreement and plan of merger to acquire all of the outstanding stock of Illinois Community Bancorp, Inc (“ICBI”) through the merger of ICBI with a wholly owned subsidiary of Illini Corporation.

Under the terms of the merger agreement, ICBI’s shareholders would receive .2126 shares of common stock of the Illini Corporation in exchange for each share of ICBI common stock.  In the event that certain loan contingencies are resolved prior to closing, the exchange ratio may be increased to up to .2472 shares of Illini Corporation in exchange for each share of ICBI stock.

As of December 31, 2001, ICBI had total assets of $57 million, total liabilities of $53.7 million and total equity of $3.3 million.  For the year ended December 31, 2001, ICBI had a net loss of $1.8 million.

In conjunction with the merger, ICBI requested that Illini Corporation provide funds to pay certain liabilities of ICBI and expenses related to the transaction.  Illini Corporation provided a direct loan to ICBI for these items.  The loan is secured by 100% of the common stock of Illinois Community Bank (subsidiary bank of ICBI), bears interest at the rate of 7% and is on a demand basis.  As of December 31, 2002 the balance of the note was $481,648.  In addition, Illini Corporation advanced funds on behalf of ICBI for certain accounting and legal matters related to the merger.  As of December 31, 2002, the receivable was approximately $126,000.

The original agreement provided that either party could terminate the agreement any time after May 31, 2002 if certain prior approvals were not obtained or it could be terminated by either party after August 31, 2002 if the merger were not completed.  Prior to May 31, 2002, the parties agreed to modify the agreement and change the respective dates to May 31, 2003 and August 31, 2003.  On December 23, 2002 the Federal Reserve Board of Governors denied the merger application.  Illini Corporation subsequently filed an appeal with the Board of Governors for reconsideration.  The Corporation has not received a reply to the appeal request.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information required by this Item is incorporated by reference from the sections entitled “Election of Directors,” “Directors and Executive Officers,” “Executive Officers,” “Business Experience of Non-Director Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, anticipated to be distributed to shareholders on or before April 18, 2003.

ITEM 10. - EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the sections entitled “Executive Compensation,” “Employment Agreement” and “Compensation of Directors” in the Proxy Statement, anticipated to be distributed to shareholders on or before April 18, 2003.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, anticipated to be distributed to shareholders on or before April 18, 2003.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated by reference from the section titled Transactions with Directors, Executive Officers and Associates in the Proxy Statement, anticipated to be distributed to shareholders on or before April 18, 2003.

ITEM 13. - EXHIBITS LIST AND REPORTS ON FORM 8-K

(a) The following exhibits have been filed with the Securities and Exchange Commission as required:

(2)	Not applicable
(3)(i)	(1) Articles of Incorporation (incorporated by reference to Illini’s Form 10-K for the year ended December 31, 1984).
(2) Amended to the Articles of Incorporation of Illini Corporation (incorporated by reference to Illini Corporation’s Form 8-K filed on April 3, 2002).
(3)(ii)	(3) Amended and Restated Bylaws of Illini Corporation, effective June 27, 2002.
(4)	(1) Rights Agreement by and between Illini Corporation and Illinois Stock Transfer Company, as rights agent (incorporated by reference to Illini’s Form 8-K filed on June 25, 1997).
(2)First Amendment to Rights Agreement dated July 1, 1998 (incorporated by reference to Illini’s Form 8-K filed on July 13, 1998).
(3) Second Amendment to Rights Agreement dated July 6, 1999 (incorporated by reference to Illini Corporation’s Form 8-K filed on July 12, 1999).
(4) Third Amendment to Rights Agreement dated November 18, 1999 (incorporated by reference to Illini Corporation’s Form 8-K filed on November 26, 1999).
(9)	Not applicable.
(10)(i)

(1) Non-Compete, Standstill and Sale of Personal Goodwill Agreement dated November 19, 1999 by and between Illini Corporation and Ernest H. Huls (incorporated by reference to Illini Corporation’s Form 8-K filed on November 26, 2000).

(10)(iii)	(1) Management Continuity Agreements by and between Illini Corporation and/or Illini Bank and Burnard K. McHone, dated December 16, 1999.
(2) Management Continuity Agreements by and between Illini Corporation and/or Illini Bank and James L. Adkins, dated December 16, 1999.
(3) Management Continuity Agreements by and between Illini Corporation and/or Illini Bank and Ronald Wenger, dated December 16 1999.
(4) Management Continuity Agreements by and between Illini Corporation and/or Illini Bank and Doug F. Finn, dated December 16, 1999.
(5) Management Continuity Agreements by and between Illini Corporation and/or Illini Bank and George A. Rosenbaum, dated December 31, 2002.
(6)Illini Corporation Directors’ Stock Option Plan, approved March 21, 2002.
(7)Illini Corporation Incentive Stock Option Plan, approved March 21, 2002
(11)	Statement regarding computation of earnings per share is included in “Item 7. Financial Statements-Note 1(m)” which is incorporated by reference herein.
(12)	Not applicable
(13)	This document (Form 10-KSB) will be distributed within 30 days as the annual report to security holders.
(16)	Not applicable.
(18)	Not applicable.
(21)

Subsidiaries of the Registrant: Illini Bank, an Illinois state chartered bank, Farmers State Bank of Camp Point, an Illinois state chartered bank, and Illini Statutory Trust I, a special purpose Delaware trust subsidiary.

(22)	Not applicable.
(23)	Not applicable.
(24)	Not applicable.
(99)	Not applicable.

(b)              During the three months ended December 31, 2002, and through the date of this report, the Corporation filed the following Current Reports on Form 8-K:

Form 8-K filed January 6, 2003 announcing the denial of the proposed ICBI merger with the Corporation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 28, 2003

Illini Corporation, Registrant, by

/s/ Burnard K. McHone

Burnard K. McHone, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas A. Black	March 28, 2003	/s/ Burnard K. McHone	March 28, 2003
Thomas A. Black, Chairman	Date	Burnard K. McHone, Director & Pres.	Date
(Principal Executive Officer)
/s/ Lawrence B. Curtin	March 28, 2003	/s/ Robert F. Olson	March 28, 2003
Lawrence B. Curtin, Director	Date	Robert F. Olson, Director	Date

/s/ William N. Etherton	March 28, 2003	/s/ John H. Pickrell	March 28, 2003
William N. Etherton, Director	Date	John H. Pickrell, Director	Date

/s/ William B. McCubbin	March 28 2003	/s/ N. Ronald Thunman	March 28, 2003
William B. McCubbin, Director	Date	N. Ronald Thunman, Director	Date

/s/ Anthony F. Liberatore	March 28, 2003	/s/ George A. Rosenbaum, Jr.	March 28, 2003
Anthony F. Liberatore, Director	Date	George A. Rosenbaum Jr., CFO	Date
(Principal Financial and Accounting Officer)
/s/ Jane A. Schachtsiek	March 28, 2003
Jane A. Schachtsiek, Director	Date

/s/ Jesse A. Werner, Jr.	March 28, 2003
Jesse A. Werner, Jr., Director	Date

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Burnard K. McHone, certify that:

1.               I have reviewed this annual report on Form 10-KSB of Illini Corporation;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	/s/ Burnard K. McHone
Burnard K. McHone
President and Chief Executive Officer

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, George A. Rosenbaum Jr., certify that:

1.               I have reviewed this annual report on Form 10-KSB of Illini Corporation;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 28, 2003	/s/ George A. Rosenbaum, Jr.
George A. Rosenbaum, Jr.
Chief Financial Officer

Illini Corporation, Illini Bank and Farmers State Bank of Camp Point Officers

Illini Bank Locations

Illini Corporation	3200 West Iles Avenue Springfield	West Main St. Mechanicsburg
Burnard K. McHone	Stephanie Lyon, Bank Manager I	Cathy Brackemyer, Bank Manager II
President	Vickie Bly, Corporate Banking
Jim McGuire, Corporate Banking
James L. Adkins
Sr. Vice President / Chief Operating Officer	120 South Chatham Road Springfield	2201 Woodlawn, Ste. 100 Lincoln
George A. Rosenbaum, Jr.	Ann Cowhick, Bank Manager I	Sharon Awe, Bank Manager I
Sr. Vice President / Chief Financial Officer
	615 West Jefferson St.	120 Governor Oglesby
Ronald Wenger	Springfield	Elkhart
Sr. Vice President / Corporate Banking	Dottie Bellm, Bank Manager I	Sharon Awe, Bank Manager I

Doug F. Finn	2120 Peoria Road	116 East Exchange
Vice President / Sales & Service	Springfield	Danvers
	Jean Jachino, Bank Manager I	Tom Caisley, Bank Manager II
Juanita L. Mathis
Vice President / Operations	375 West Andrew Road	103 Franklin
	Sherman	Hudson
	Molly Appelt, Bank Manager II	Greg Birky, Corporate Banking

Illini Bank	133 Dodds Street	100 East Third St
	Divernon	Stonington
Burnard K. McHone	Susan Darling, Bank Manager I	Carolyn Winn, Bank Manager I
President
Route 4 and Jefferson
James L. Adkins	Auburn
Sr. Vice President / Chief Operating Officer	Cathy Brackemyer, Bank Manager II

George A. Rosenbaum, Jr.
Sr. Vice President / Chief Financial Officer	Farmers State Bank of Camp Point Location
206 E. Wood Street
Ronald Wenger	Camp Point
Sr. Vice President / Corporate Banking	Jeffrey S. Mefford, President

Doug F. Finn
Vice President / Sales & Service

Juanita L. Mathis
Vice President / Operations

Nancy Richards
Vice President / Corporate Banking

Terry Lock
Vice President / Corporate Banking

Farmers State Bank of Camp Point	Stock Transfer Agent
Illinois Stock Transfer
Jeffrey S. Mefford	209 West Jackson Blvd.
President	Suite 903
Chicago, IL 60606
Terry Reuschel	1-800-757-5755
Vice President

Anne Hunsaker
Vice President / Cashier