Form 10QSB
period 2003-03-31
ILLINI CORP
filed 2003-05-14
CIK 730037

U.S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2003

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

As of April 30, 2003, there were 411,701 shares of common stock, $0.01 par value outstanding.

Transitional Small Business Disclosure Format:	Yes ☐ No ☒

ILLINI CORPORATION

INDEX TO FORM 10-QSB

March 31,2003

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2003 and December 31, 2002

Unaudited

	March 31, 2003	December 31, 2002
	(dollars in thousands)
ASSETS
Cash and due from banks	$6,846	$7,654
Interest-bearing deposits in other banks	33	33
Federal funds sold	21,339	12,166
Cash and cash equivalents	28,218	19,853
Securities available for sale, at fair value	41,297	42,969
Loans, net of the allowance for loan losses	201,232	207,366
Premises and equipment	6,624	6,681
Accrued interest receivable	2,242	2,346
Other real estate owned	2,058	787
Goodwill	1,856	1,856
Intangible assets	295	312
Other assets	465	489
Total Assets	$284,287	$282,659
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$33,003	$35,110
Interest-bearing deposits:
NOW and money market accounts	57,241	56,595
Savings deposits	21,458	19,938
Time deposits, $100,000 and over	25,399	22,794
Other time deposits	110,074	110,397
Total deposits	247,175	244,834
Repurchase agreements	661	656
FHLB advances and other borrowings	8,382	8,395
Preferred securities of subsidiary trust	9,000	9,000
Accrued interest payable	1,157	1,332
Other liabilities	2,431	3,221
Total liabilities	268,806	267,438

COMMITMENTS AND CONTINGENT LIABILITIES

Shareholders’ equity
Preferred stock, $0.01 par value, authorized and unissued 10,000,000 shares	—	—
Common stock, $0.01 par value, authorized 45,000,000 shares; 571,789 shares issued and outstanding	6	6
Capital surplus	9,070	9,070
Retained earnings	12,132	11,885
Accumulated other comprehensive income	1,477	1,464
Less: Treasury shares, at cost, 160,088 shares	(7,204)	(7,204)
Total shareholders’ equity	15,481	15,221
Total Liabilities and Shareholders’ Equity	$284,287	$282,659

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
	(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$3,636	$3,959
Interest on securities:
Taxable	269	488
Exempt from federal income taxes	232	195
Interest on short-term investments	42	21
Total interest income	4,179	4,663
Interest expense:
Interest on deposits:
NOW and money market accounts	183	284
Savings deposits	49	67
Time deposits, $100,000 and over	216	332
Other time deposits	1,055	1,110
Interest on repurchase agreements	6	5
Interest on FHLB advances and other borrowings	97	144
Interest on preferred securities of subsidiary trust	244	237
Total interest expense	1,850	2,179
Net interest income	2,329	2,484
Provision for loan losses	150	210
Net interest income after provision for loan losses	2,179	2,274
Noninterest income:
Service charges on deposit accounts	324	278
Other fee income	131	81
Mortgage loan servicing fees	(5)	34
Gains on sales of mortgage loans	57	18
Gains (losses) on sale of other real estate owned	5	(4)
Other	26	31
Total noninterest income	538	438
Noninterest expense:
Salaries and employee benefits	1,186	1,245
Net occupancy expense	195	189
Equipment expense	61	81
Data processing fees	185	150
Supplies expense	47	54
Communication and transportation expense	114	109
Marketing and advertising expense	44	60
Correspondent and processing fees	77	86
Loan and other real estate owned expense	35	19
Professional fees	153	161
Regulatory fees	23	23
Other	152	124
Total noninterest expense	2,272	2,301
Income before income tax expense	445	411
Income tax expense	96	88
Net income	$349	$323
Basic and diluted earnings per share	$0.85	$0.78

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2003 and 2002

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(dollars in thousands)
Common Stock
Beginning of year balance	$6	$6
End of period balance	6	6

Additional Paid-in Capital
Beginning of year balance	9,070	9,070
End of period balance	9,070	9,070

Retained Earnings
Beginning of year balance	11,885	10,775
Net income	349	323
Dividends on common stock	(102)	(103)
End of period balance	12,132	10,995

Treasury Stock
Beginning of year balance	(7,204)	(7,204)
End of period balance	(7,204)	(7,204)

Accumulated Other Comprehensive Income (Loss)
Beginning of year balance	1,464	943
Unrealized gain (loss) on securities, net of tax	13	(8)
End of period balance	1,477	935

Total Shareholders’ Equity	$15,481	$13,802

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months Ended March 31, 2003 and 2002

(Unaudited)

	Three Months Ended March 30,
	2003	2002
	(dollars in thousands)
Net Income	$349	$323
Other comprehensive income, unrealized gains (losses) on securities, net of reclassification adjustment, net of tax	13	(8)
Comprehensive income	$362	$315

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2003 and 2002

(Unaudited)

	2003	2002
	(dollars in thousands)
Cash flows from operating activities:
Net income	$349	$323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191	214
Amortization of intangible assets	17	30
Provision for loan losses	150	210
Security amortization (accretion), net	37	(7)
Federal Home Loan Bank stock dividend	(21)	(10)
Gains on sales of mortgage loans	(57)	(18)
(Gains) loss on sale of other real estate owned	(5)	4
(Increase) decrease in accrued interest receivable	104	(167)
Decrease in accrued interest payable	(175)	(238)
Origination of secondary market mortgage loans	(4,791)	(1,287)
Proceeds from the sales of secondary market mortgage loans	5,182	1,357
Other, net	(774)	425
Net cash provided by operating activities	207	836
Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	5,598	5,245
Purchases of securities available for sale	(3,921)	(2,642)
Net (increase) decrease in loans	4,081	(14,429)
Purchases of premises and equipment	(134)	(265)
Proceeds from sales of other real estate owned	303	15
Net cash provided by (used in) investing activities	5,927	(12,076)
Cash flows from financing activities:
Net increase (decrease) in noninterest-bearing demand deposits	(2,107)	990
Net increase in NOW, money market accounts and savings deposits	2,166	705
Net increase (decrease) in time deposits, $100,000 and over	2,605	(2,214)
Net increase (decrease) in other time deposits	(323)	8,943
Net increase (decrease) in repurchase agreements and federal funds purchased	5	(447)
Proceeds of FHLB advances and other borrowings	—	2,400
Repayment of FHLB advances and other borrowings	(13)	(2,471)
Cash dividends paid	(102)	(103)
Net cash provided by financing activities	2,231	7,803

Net increase (decrease) in cash and cash equivalents	8,365	(3,437)

Cash and cash equivalents at beginning of period	19,853	15,585

Cash and cash equivalents at end of period	$28,218	$12,148
Supplemental Information:
Income taxes paid	$20	$120
Interest paid	$2,025	$2,417
Other non-cash investing activities:
Transfer of loans to other real estate owned	$1,569	$570

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2003

(1)                                  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the Illini Corporation (“Corporation”) Annual Report on Form 10-KSB for the year ended December 31, 2002.  Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.  Such reclassifications have no effect on previously reported consolidated net income or shareholders’ equity.  The consolidated balance sheet of the Corporation as of December 31, 2002 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

Results for the three months ended March 31, 2003 may not be indicative of the annual performance of Illini Corporation or the subsidiary banks, Illini Bank and Farmers State Bank of Camp Point (“the subsidiary banks”).  Management of the Corporation has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the interim consolidated financial statements (unaudited) in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

(2)                                  Earnings per Common Share

Earnings per share represents income available to common shareholders divided by the weighted average number of shares outstanding during the period.  The Company has no common equivalent shares that could cause dilution.  The following information was used in the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2003	2002
	(dollars in thousands, except per share data)

Net Income	$349	$323

Weighted average common shares outstanding	411,701	411,701

(3)                                  Pending Acquisition

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

In conjunction with the merger, ICBI requested that Illini Corporation provide funds to pay certain liabilities of ICBI and expenses related to the transaction.  Illini Corporation provided a direct loan to ICBI for these items.  The loan is secured by 100% of the common stock of Illinois Community Bank (subsidiary bank of ICBI), bears interest at the rate of 7% and is on a demand basis.  As of December 31, 2002 the balance of the note was $481,648.  In addition, Illini Corporation advanced funds on behalf of ICBI for certain accounting and legal matters related to the merger.  As of December 31, 2002 and March 31, 2003, the receivable was approximately $126,000.

The original agreement provided that either party could terminate the agreement any time after May 31, 2002 if certain prior approvals were not obtained or it could be terminated by either party after August 31, 2002 if the merger were not completed.  Prior to May 31, 2002, the parties agreed to modify the agreement and change the respective dates to May 31, 2003 and August 31, 2003.  On December 23, 2002 the Federal Reserve Board of Governors denied the merger application.  Illini Corporation subsequently filed an appeal with the Board of Governors for reconsideration.  The Corporation was notified the appeal was denied.  The parties are currently evaluating the implications of this denial.

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

(5)                                  Subsequent Events

On April 21, 2003, the FDIC and the Office of Banks and Real Estate (OBRE), jointly, commenced a regularly scheduled examination of the bank subsidiaries which is not yet completed.  The ongoing examination has involved a review of various processes as well as loan relationships.  As the exam is not completed, there can be no assurance that the FDIC and OBRE will not identify items, which may have an impact on the financial statements of the Company.

PART I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED MARCH 31, 2003

SELECTED FINANCIAL RESULTS

The following table shows selected financial results and measures for the three months ended March 31, 2003 compared with the same period in 2002.

	Three Months Ended March 31,
	2003	2002	Change	Change- %
	(dollars in thousands)
Net income	$349	$323	$26	8.1%
Average assets	280,400	278,888	1,512	0.5%
Average equity	15,528	13,970	1,558	11.2%
Return on assets	0.50%	0.47%	0.03%	6.4%
Return on equity	9.12%	9.37%	-0.25%	-2.7%
Efficiency ratio	76.28%	75.95%	0.33%	0.4%
Dividend payout ratio	29.49%	31.90%	-2.41%	-7.6%
Equity to assets ratio	5.54%	5.01%	0.53%	10.6%
Tier 1 leverage ratio	5.93%	5.40%	0.53%	9.8%
Total risk-based capital ratio	10.84%	9.80%	1.04%	10.6%

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

Total risk-based capital ratio - Total risk based capital divided by total risk weighted assets.

The Corporation recorded net income of $349,000 for the three months ended March 31, 2003.  The return on average equity decreased to 9.1% for the three months ended March 31, 2003 as compared to 9.4% for the same period ended March 31, 2002.  Basic earnings per share for the three months ended March 31, 2003 was $0.85 per share versus $0.78 for the same quarter in 2002.  This represents an increase of 9.0%.

RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report and in the 2002 Illini Corporation Annual Report on Form 10-KSB (2002 Form 10-KSB).

Net Interest Income

The following tables show average balances and related interest income or interest expense, with the resulting average yield or rate by category of average earning assets or interest bearing liabilities.  Interest income and the resulting net interest income are shown on a tax equivalent basis.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Three months ended March 31,
	2003			2002
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate

	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$14,742	$42	1.15%	$5,276	$21	1.59%
Investment securities (3)
Taxable	23,071	269	4.66	34,220	488	5.71
Tax-exempt (1)	15,979	336	8.42	13,451	283	8.41
Total securities	39,050	605	6.20	47,671	771	6.47
Loans
Commercial (1)	39,656	665	6.80	46,012	855	7.54
Agriculture	16,206	222	5.56	15,707	231	5.97
Real estate
Commercial	100,325	1,784	7.21	92,394	1,789	7.85
Agriculture	6,717	129	7.78	6,853	136	8.02
Residential	35,388	614	7.04	33,291	666	8.11
Consumer, net	8,686	193	9.02	12,594	270	8.69
Credit card	814	35	17.45	848	33	15.99
Total loans	207,792	3,642	7.11	207,699	3,980	7.77
Allowance for loan losses	(2,552)			(2,203)
Net loans (1) (2)	205,240	3,642	7.20	205,496	3,980	7.86
Total interest-earning assets	259,032	4,289	6.71	258,443	4,772	7.49
Other assets	21,368			20,445
Total assets	$280,400			$278,888
LIABILITIES
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$57,722	$183	1.29%	$58,376	$284	1.97%
Savings	20,576	49	0.97	18,450	67	1.47
Time deposits less than $100,000	110,291	1,055	3.88	102,765	1,110	4.38
Time deposits $100,000 and over	23,897	216	3.67	30,924	332	4.35
Total interest-bearing deposits	212,486	1,503	2.87	210,515	1,793	3.45
Short-term borrowings	657	6	3.40	722	5	2.78
Long-term borrowings	8,382	97	4.70	8,447	144	6.93
Preferred securities of trust subsidiary (4)	9,000	244	10.98	9,000	237	10.53
Total interest-bearing liabilities	230,525	1,850	3.25	228,684	2,179	3.86
Other liabilities	34,347			36,234
Shareholders’ equity	15,528			13,970
Total liabilities and shareholders’ equity	$280,400			$278,888
Net interest margin		$2,439	3.82%		$2,593	4.07%

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

(2)                      Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $115,000 in 2003 and $88,000 in 2002.

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

Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates.  In November 2002, the Federal Reserve dropped the target rate for Federal funds by 50 basis points.  No action has been taken by the Federal Reserve in the first quarter of 2003.

FINANCIAL CONDITION

Average earning assets of the Corporation for the first three months of 2003 increased 0.2% or $0.6 million to $259.0 million from $258.4 million at March 31, 2002.

Average net loans decreased slightly to $205.2 million for the three months ended March 31, 2003 compared to $205.5 million for the same period in 2002.  The overall average loan portfolio volume has remained relatively constant between the two periods.  In comparing the two periods, the portfolio has the following noteworthy changes in average balances:  commercial loans down $6.3 million, commercial real estate up $7.9 million, residential real estate up $2.1 million and consumer loans down $3.9 million.  The average yield on the loan portfolio, net of the allowance for loan losses, decreased 66 basis points to 7.20% for the three months ended March 31, 2003, compared to 7.86% for the three months ended March 31, 2002.  The decrease in average yields for the three month period is due to lower interest rates and adjustable rate loans repricing downward.

Average securities decreased $8.6 million for the three months ended March 31, 2003, as compared to the same period in 2002.  The decrease is primarily offset by $9.4 million increase in short-term investments.  A significant portion of the decline in the investment portfolio is related to the rapid repayment of the mortgage-backed securities.  Management has opted to increase the liquidity position, and maintain a rather conservative investment strategy given the current interest rate environment.  The average yield of the securities portfolio was 6.20% for the three months ended March 31, 2003, a decrease of 27 basis points as compared to the same period in 2002.

The most important and stable source of funding is core deposits, considered by management to include non-interest bearing demand deposits, NOW and money market accounts, savings deposits and time deposits under $100,000.  Average core deposits for the three months ended March 31, 2003 increased 4.0% or $8.5 million to $220.9 million from $212.4 million for the three months ended March 31, 2002.  The average rate paid on total interest bearing liabilities for the three months ended March 31, 2003 decreased 61 basis points to 3.25% when compared to 3.86% for the three months ended March 31, 2002.

The small increase in average core deposits for the three months ended March 31, 2003 as compared to the same period in 2002 demonstrates a local, stable funding source for the banks activities.

In addition to federal funds purchased, Illini Bank and Farmers State Bank of Camp Point maintain an overnight federal funds line of credit with an unaffiliated financial institution and collateralized borrowing capacity with the Federal Home Loan Bank of Chicago.

During the three months ended March 31, 2003, other real estate owned increased $1,271,000 or 161.5% from December 31, 2002.  This net increase was reported as Illini Bank moved a loan secured by two golf course properties into other real estate owned and also disposed of a commercial property from other real estate owned. More information regarding the changes between nonperforming loans and other real estate owned can be found in the Credit Quality section of this document.

Noninterest Income

The noninterest income increased $100,000 or approximately 22.8% for the three months ended March 31, 2003, when compared to the same period in 2002.  The increase in noninterest income is primarily related to a $46,000 increase in service charges on deposit accounts and a $50,000 increase in other fee income.  The other fee income increase relates to an application fee on residential real estate loans that was instituted in the fourth quarter of 2002. These fees in the first quarter of 2003 amounted to $31,800.

Noninterest Expense

In comparing the three months ended March 31, 2003 to March 31, 2002, noninterest expense declined $29,000 or 1.3%.  There were no significant changes in any individual component of noninterest expense.

The provision for loan losses was $150,000 for the three months ended March 31, 2003 versus $210,000 for the same period in 2002.  The $60,000 decline represents a drop of 28.6%.  The allowance for loan losses is increased by provisions charged to operations and is available to absorb loan losses.  Loan losses are charged against the allowance when management believes and confirms that the loan balance is not collectable. Subsequent recoveries, if any, are credited to the allowance.  Illini Corporation utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses.  Management’s approach, which provides for general and specific allowances, is based on current economic conditions, past loan losses, collection experience, risk characteristics of the portfolio, assessing collateral values by obtaining independent appraisals for significant properties, results of regulatory examinations, and such other factors which, in management’s judgment, deserve recognition in estimating loan losses.

Management believes the allowance for loan losses is adequate to absorb probable incurred losses in the loan portfolio.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.

CREDIT QUALITY

Gross loans totaled $203.5 million at March 31, 2003, a decrease of $6.3 million, or 3.0%, from $209.8 million at December 31, 2002.  The provision for loan losses has decreased to $150,000 for the three months ended March 31, 2003 as compared to $210,000 for the same period in 2002.  At March 31, 2003 the allowance as a percent of total loans was 1.13% as compared to 1.18% and 1.08% as of December 31, 2002 and March 31, 2002, respectively.  The decrease in the ratio is primarily a result of the charge-offs taken in the first quarter of 2003.  Based on the inherent risk in the loan portfolio, management believes that as of March 31, 2003, the allowance for loan losses is adequate.

	Three months ended March 31,
	2003	2002
	(dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$2,468	$2,103

Charge-offs	(363)	(21)
Recoveries	41	6
Net charge-offs	(322)	(15)

Provision charged to operations	150	210
Balance at end of period	$2,296	$2,298
Average loans outstanding	$207,792	$207,699

Illini Corporation’s primary business of making commercial, real estate, and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers, which are beyond the control of the Corporation.  Accordingly, a significant factor in the Corporation’s past and future operating results is the level of the provision for loan losses.  Net charge-offs increased to $322,000 for the three months ended March 31, 2003, as compared to $15,000 for the comparable period in the prior year.  Of the $322,000 of net charge-offs in first quarter 2003, $317,000 was related to one commercial loan that carried a 100% allocation in the computation of the allowance for loan losses.

Credit Quality	March 31, 2003	December 31, 2002	March 31, 2002
	(dollars in thousands)
Nonperforming assets:
Accruing loans past due 90 days	$3	$23	$22
Nonaccrual	3,391	4,901	4,169
Renegotiated	623	—	—
Other real estate owned	2,058	787	921
Total nonperforming assets	$6,075	$5,711	$5,112

Key ratios:
Nonperforming loans to loans	1.97%	2.35%	1.97%
90 days delinquent to ending loans	0.00	0.01	0.01
Allowance to total loans	1.13	1.18	1.08
Allowance to nonperforming loans	57.16	50.11	54.83

At March 31, 2003, impaired loans totaled $4.3 million, including $3.4 million of loans on nonaccrual and $931,000 of impaired loans past due less than 90 days, compared to $4.9 million of loans on nonaccrual and $0, which were impaired and past due less than 90 days, at December 31, 2002.  Nonperforming assets have increased $364,000 from December 31, 2002.  As noted in the Corporation’s 2002 Form 10-KSB and prior filings, the nonaccrual loan balance has continued to increase.  The decline in nonaccrual balances in the first quarter of 2003 is related to the subsidiary bank acquiring title to certain real estate assets and moving them to “other real estate owned”.  The transfer of title to the bank subsidiary allows the bank to initiate the sale of the property.  This is necessary to dispose of the property and close the transaction.

The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms.  Excluding nonperforming loans and impaired loans, these loans totaled $9,793,000 at March 31, 2003.  The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances.  Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

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

As discussed in the Corporation’s 2002 Form 10-KSB and previous Form 10-QSB reports, management has implemented several initiatives to improve credit quality.  These steps included an officer driven problem loan identification system, a revamped allowance for loan losses adequacy determination process, a new loan policy, and improved reporting systems (credit quality and production).  Management is committed to continuing these initiatives and has supplemented these efforts in 2003 by engaging an outside firm to perform a comprehensive review of each bank’s loan portfolio to assess its credit quality and the effectiveness of management’s loan quality systems and controls.

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

The table below shows the various measures of regulatory capital and related quarterly ratios.

	Regulatory requirements to be:		Actual Regulatory Capital Ratios
	Adequately Capitalized	Well- Capitalized	March 31, 2003	December 31, 2002
Total risk-based capital as % of risk-weighted assets	8.0%	10.0%	10.8%	10.6%
Tier 1 capital as % of risk-weighted assets	4.0%	6.0%	7.7%	7.4%
Tier 1 capital as % quarterly average assets	4.0%	5.0%	5.9%	5.8%

Risk-based capital guidelines require the classification of assets and some off-balance items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk adjusted assets totals.  Management believes, and data in the above table show that, as of March 31, 2003 and December 31, 2002 the Company met all capital adequacy requirements to which it is subject.  As of those dates, the Corporation’s subsidiary banks were “well capitalized” under regulatory prompt corrective action provisions.

Earnings retention is affected by the Board of Director’s declaration of cash dividends.  The dividend payout ratio is an indicator of the level of earnings retained.  The Board of Directors of the Corporation considers the capital strength of the Corporation and the banks in determining the appropriate level of cash dividends to be paid to shareholders.  The dividend payout ratio for the three months ended March 31, 2003 was 29.5% as compared to 31.9% for the three months ended March 31, 2002. The $0.25 dividend per share for the three months ended March 31, 2003 is unchanged from the same period in 2002.

As discussed in the Corporation’s 2002 Form 10-KSB, the Corporation has $9 million of trust preferred securities outstanding.  Per regulation, 25% of the Tier 1 capital ratio can be comprised of the trust preferred issue.  As of March 31, 2003, the portion eligible for inclusion in the Tier 1 computation amounted to approximately $4.7 million.

LIQUIDITY

Illini Corporation’s policy is to manage interest rate risk to a level which places limits on the sensitivity of its earnings to changes in market interest rates.  An explanation of the asset/liability management process is found in the Corporation’s 2002 Form 10-KSB, beginning on page 15.

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

Illini Corporation uses a comprehensive analysis of its asset/liability function, including a review of its funds management policy and its principal measure of liquidity.  The Corporation utilizes a liquidity measurement, called “Basic Surplus,” which redefines liquid assets as the total available assets held by the Corporation which can be converted to cash in thirty days or less, reduced by short term liabilities.  As of March 31, 2003, the most recent calculation, Illini Corporation’s core liquidity was $26.4 million, or 9.3% of total average assets.

Management believes the formula provides an accurate measurement of liquidity and provides management with a comprehensible and consistent tool to develop pricing and profitability strategies.  Based on the new measurement and as compared to peer banks, management believes the liquidity position of the banks is strong.

PART I - Item 3.  Controls and Procedures

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

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings

Mary Quinn v. Illini Corporation and Illinois Stock Transfer Co.,

Sangamon County Case No. 98 CH 240

The case was filed in 1998 by a shareholder of Illini Corporation against Illinois Stock Transfer Company, as Rights Agent for Illini Corporation under Illini Corporation’s Shareholder Rights Agreement (the “Rights Agreement”), for specific performance of the Rights Agreement, both individually and on behalf of a class of Illini Corporation shareholders.  The complaint alleges that the Rights Agreement was triggered in April of 1998, and that the Rights Agent has a duty under the Rights Agreement to distribute Rights Certificates to the shareholders of Illini Corporation.  Illini Corporation was added as a Defendant in 1999, and the class has been certified.  Plaintiff seeks to recover her attorneys’ fees from Illini Corporation in addition to the other relief sought.  In January of 2000, the trial court entered Summary Judgement in favor of Illini Corporation and Illinois Stock Transfer Company.  Plaintiff appealed this ruling denying Plaintiff’s summary judgement motion to the Illinois Appellate Court.  The Appellate Court reversed the Summary Judgement for Defendants and remanded the case for trial on the issue of whether the Illini Corporation Board of Directors acted in good faith in determining that a shareholder’s acceptance of a gift of Illini Corporation Stock did not trigger the Rights Amendment and later, in Illini Corporation’s later amendment of the Rights Agreement.  The Appellate Court further ruled the Plaintiff’s attorneys’ fees were recoverable under the Rights Agreement.  After a series of unsuccessful motions filed by the plaintiff’s counsel, Illini Corporation entered a motion to remove the plaintiff’s counsel.  The court removed the counsel for the plaintiff class and appointed new counsel to represent the class.  The removed counsel filed a motion for reconsideration, which was denied.  The new counsel filed a Motion For Direction to remove the class representative, which was granted on January 15, 2003.  On March 7, 2003 the trial court appointed a successor class representative.  Illini Corporation is negotiating for a settlement of the suit with the new class representative and class counsel.  The former class representative filed a motion to opt out of the class.  Quinn’s Motion to Opt Out or Voluntarily Dismiss was denied.  Quinn has now filed a motion to intervene as plaintiff in the class suit.  That motion is scheduled for hearing on June 5, 2003.  Illini will vigorously oppose.

Mary Quinn v. Ida R. Noll, Burnard McHone, et al.

Sangamon County Case No. 01 CH 377

The case was filed in August of 2001 by a shareholder against a former shareholder and several present and former directors of Illini Corporation.  The complaint purports to bring a derivative cause of action arising out of the redemption of the shares of the former shareholder, which is alleged to have caused the defendants to breach the Shareholder Rights Agreement.  The complaint seeks rescission of the stock redemption and recover of attorneys’ fees.  In July 2002 the court ordered this derivative suit stayed pending completion of the trial in the class action suit (discussed above) or upon further order.

Mary Quinn v. Ida R. Noll, William McCubbin, et al.

Sangamon County Case No. 2001 CH 00377, filed April 4, 2003, CIV.-3

Ed Ludwig and Phyllis Ludwig v. Ida Noll, William McCubbin, et al.

Sangamon County Case No. 2003 CH 00193

In April 2003, Illini, its directors, and one of its officers were named defendants in two separate complaints filed in the Circuit Court of Sangamon County.  Among other things, the complaints seek to rescind the stock purchase agreement entered into by Illini in 2001 to purchase approximately 30% of its common shares from a minority shareholder group.  The Company has reviewed the complaints and believes the lawsuits lack merit.  The stock purchase agreement was a normal business transaction beneficial to its shareholders and was entered into after appropriate due diligence and consultation with the Company’s outside financial advisors.  Illini will vigorously defend the lawsuits.

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

99.2                  CFO Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K :

(1)                The Corporation filed a Form 8-K dated January 3, 2003 under Item 5, which reported The Board of Governors of the Federal Reserve System denied the application of Illini Corporation to acquire Illinois Community Bancorp, Inc., located in Effingham, Illinois.

(2)                The Corporation filed a Form 8-K and 8-K/A dated April 8, 2003 under Item 4, which reported the dismissal of its prior certifying accounts, BKD, LLP and to the engagement of Crowe Chizek and Company LLC as its principal accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Illini Corporation
(Registrant)

By:	/s/ Burnard K. McHone	May 14, 2003
Burnard K. McHone		Date signed
President

By:	/s/ George A. Rosenbaum, Jr.	May 14, 2003
George A. Rosenbaum, Jr.		Date signed
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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	/s/ Burnard K. McHone
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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003	/s/ George A. Rosenbaum, Jr.
George A. Rosenbaum, Jr.
Chief Financial Officer