Form 10QSB
period 2003-06-30
ILLINI CORP
filed 2003-08-13
CIK 730037

U.S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2003

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

As of July 31, 2003, there were 411,701 shares of common stock, $0.01 par value outstanding.

Transitional Small Business Disclosure Format:	Yes ☐ No ☒

ILLINI CORPORATION

INDEX TO FORM 10-QSB

June 30,2003

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2003 and December 31, 2002

Unaudited

	June 30, 2003	December 31, 2002
	(dollars in thousands)
ASSETS
Cash and due from banks	$6,968	$7,654
Interest-bearing deposits in other banks	32	33
Federal funds sold	22,566	12,166
Cash and cash equivalents	29,566	19,853
Securities available for sale, at fair value	40,989	42,969
Loans, net of the allowance for loan losses	195,248	207,366
Premises and equipment	6,510	6,681
Accrued interest receivable	1,683	2,346
Other real estate owned	3,870	787
Goodwill	1,856	1,856
Intangible assets	279	312
Other assets	570	489
Total Assets	$280,571	$282,659
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$32,303	$35,110
Interest-bearing deposits:
NOW and money market accounts	57,763	56,595
Savings deposits	21,749	19,938
Time deposits, $100,000 and over	24,569	22,794
Other time deposits	107,145	110,397
Total deposits	243,529	244,834
Repurchase agreements	606	656
FHLB advances and other borrowings	8,371	8,395
Preferred securities of subsidiary trust	9,000	9,000
Accrued interest payable	1,178	1,332
Other liabilities	2,106	3,221
Total liabilities	264,790	267,438

Shareholders’ equity
Preferred stock, $0.01 par value, authorized and unissued 10,000,000 shares	—	—
Common stock, $0.01 par value, authorized 45,000,000 shares;571,789 shares issued and outstanding	6	6
Capital surplus	9,070	9,070
Retained earnings	12,076	11,885
Accumulated other comprehensive income	1,833	1,464
Less: Treasury shares, at cost, 160,088 shares	(7,204)	(7,204)
Total shareholders’ equity	15,781	15,221
Total Liabilities and Shareholders’ Equity	$280,571	$282,659

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Three Months and Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in thousands, except per share data)
Interest income:
Interest and fees on loans	$3,198	$3,954	$6,834	$7,913
Interest on securities:
Taxable	185	419	454	907
Exempt from federal income taxes	229	204	461	399
Interest on short-term investments	54	20	96	41
Total interest income	3,666	4,597	7,845	9,260
Interest expense:
Interest on deposits:
NOW and money market accounts	134	288	317	572
Savings deposits	41	72	90	139
Time deposits, $100,000 and over	213	250	429	582
Other time deposits	1,016	1,086	2,071	2,196
Interest on repurchase agreements	4	16	10	21
Interest on FHLB advances and other borrowings	98	90	195	234
Interest on preferred securities of subsidiary trust	229	229	473	466
Total interest expense	1,735	2,031	3,585	4,210
Net interest income	1,931	2,566	4,260	5,050
Provision for loan losses	0	190	150	400
Net interest income after provision for loan losses	1,931	2,376	4,110	4,650
Noninterest income:
Service charges on deposit accounts	339	331	663	609
Other fee income	132	84	263	165
Mortgage loan servicing fees	(3)	25	(8)	59
Gains on sales of mortgage loans	80	52	137	70
Gains (losses) on sale of other real estate owned	9	(24)	14	(28)
Other	41	30	67	61
Total noninterest income	598	498	1,136	936
Noninterest expense:
Salaries and employee benefits	1,189	1,283	2,375	2,528
Net occupancy expense	192	189	387	378
Equipment expense	54	71	115	152
Data processing expense	203	175	388	325
Supplies expense	44	26	91	80
Communication and transportation expense	116	111	230	220
Marketing and advertising expense	41	73	85	133
Correspondent and processing fees	83	103	160	189
Loan and other real estate owned expense	201	43	236	62
Professional fees	148	218	301	379
Regulatory fees	35	35	58	58
Other	186	123	338	247
Total noninterest expense	2,492	2,450	4,764	4,751
Income before income tax expense	37	424	482	835
Income tax expense (benefit)	(10)	92	86	180
Net income	$47	$332	$396	$655
Basic and diluted earnings per share	$0.11	$0.81	$0.96	$1.59

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(dollars in thousands)
Common Stock
Beginning of year balance	$6	$6
End of period balance	6	6

Additional Paid-in Capital
Beginning of year balance	9,070	9,070
End of period balance	9,070	9,070

Retained Earnings
Beginning of year balance	11,885	10,775
Net income	396	655
Dividends on common stock	(205)	(206)
End of period balance	12,076	11,224

Treasury Stock
Beginning of year balance	(7,204)	(7,204)
End of period balance	(7,204)	(7,204)

Accumulated Other Comprehensive Income
Beginning of year balance	1,464	943
Unrealized gain on securities, net of tax	369	270
End of period balance	1,833	1,213

Total Shareholders’ Equity	$15,781	$14,309

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months and Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in thousands)		(dollars in thousands )
Net Income	$47	$332	$396	$655
Other comprehensive income, unrealized gains on securities, net of reclassification adjustment, net of tax	356	278	369	270
Comprehensive income	$403	$610	$765	$925

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
	(dollars in thousands)
Cash flows from operating activities:
Net income	$396	$655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	385	418
Amortization of intangible assets	33	47
Provision for loan losses	150	400
Security amortization (accretion), net	111	(1)
Federal Home Loan Bank stock dividend	(33)	(19)
Gains on sales of mortgage loans	(137)	(70)
(Gains) losses on sale of other real estate owned	(14)	28
Decrease in accrued interest receivable	663	229
Decrease in accrued interest payable	(154)	(4)
Origination of secondary market mortgage loans	(10,545)	(3,854)
Proceeds from the sales of secondary market mortgage loans	11,016	3,815
Other, net	(1,337)	187
Net cash provided by operating activities	534	1,831
Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	14,521	10,342
Purchases of securities available for sale	(12,033)	(6,237)
Net (increase) decrease in loans	8,073	(18,126)
Purchases of premises and equipment	(214)	(384)
Proceeds from sales of other real estate owned	416	44
Net cash provided by (used in) investing activities	10,763	(14,361)
Cash flows from financing activities:
Net decrease in noninterest-bearing demand deposits	(2,807)	(1,174)
Net increase in NOW, money market accounts and savings deposits	2,979	3,177
Net increase (decrease) in time deposits, $100,000 and over	1,775	(6,765)
Net increase (decrease) in other time deposits	(3,252)	17,954
Net decrease in repurchase agreements and federal funds purchased	(50)	(1,136)
Proceeds of FHLB advances and other borrowings	—	2,400
Repayment of FHLB advances and other borrowings	(24)	(2,471)
Cash dividends paid	(205)	(206)
Net cash provided by financing activities	(1,584)	11,779

Net increase (decrease) in cash and cash equivalents	9,713	(751)

Cash and cash equivalents at beginning of period	19,853	15,585

Cash and cash equivalents at end of period	$29,566	$14,834
Supplemental Information:
Income taxes paid	$47	$415
Interest paid	$3,739	$4,214
Other non-cash investing activities:
Transfer of loans to other real estate owned	$3,561	$850

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2003

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

Results for the three and six months ended June 30, 2003 may not be indicative of the annual performance of Illini Corporation or the subsidiary banks, Illini Bank and Farmers State Bank of Camp Point (“the subsidiary banks”).  Management of the Corporation has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the interim consolidated financial statements (unaudited) in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

(2)                                  Earnings per Common Share

Earnings per share represents income available to common shareholders divided by the weighted average number of shares outstanding during the period.  The Company has no common equivalent shares that could cause dilution.  The following information was used in the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(dollars in thousands, except per share data)
Net Income	$47	$332	$396	$655

Weighted average common shares outstanding	411,701	411,701	411,701	411,701

(3)                                  Termination of Proposed Acquisition

In November 2001 Illini Corporation executed a definitive agreement and plan of merger to acquire all of the outstanding stock of Illinois Community Bancorp, Inc (“ICBI”) through the merger of ICBI with a wholly owned subsidiary of Illini Corporation.  In conjunction with the merger, ICBI requested that Illini Corporation provide funds to pay certain liabilities of ICBI and expenses related to the transaction.

Illini Corporation provided a direct loan to ICBI for these items.  On December 23, 2002 the Federal Reserve Board of Governors denied the merger application.  Illini Corporation subsequently filed an appeal with the Board of Governors for reconsideration.  The Corporation was notified the appeal was denied.  On June 13, 2003, the Corporation entered into an agreement with ICBI to terminate the merger by mutual consent.  The termination agreement reaffirmed certain provisions of the original merger agreement including payment of expenses by each party, the disposition of the loan, and general release between all parties in the merger.  The Corporation collected all principal and interest on the note, approximately $532,000 and received approximately $50,000 as payment in full on the account receivable from ICBI.  The account receivable represented funds paid by the Corporation for professional services related to the merger.  The balance of the account, approximately $75,000 was written off in conjunction with the termination agreement.  These fees were for accountants, lawyers and filing fees used to prepare the merger agreement and filing with the U.S. Securities and Exchange Commission.  The termination agreement ended the merger agreement and released both parties from continuing performance under the terms of the merger agreement.

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

(5)                                  Stock Redemption by Farmers State Bank of Camp Point

On June 30, 2003 the Farmers State Bank of Camp Point (a wholly owned bank subsidiary) effected a stock redemption.  The transaction, which was approved by the FDIC and the Illinois Office of Banks and Real Estate (“OBRE”), involved reducing the amount of common stock outstanding from 2,100 shares to 2,000 shares.  A $900,000 payment to the Corporation was made from the capital accounts of the Farmers State Bank.  After the transaction, Farmers State Bank remained “well capitalized” under the regulatory classifications.  The transaction was completed to adjust the capital level at Farmers State Bank and to provide the funds to the Corporation for general corporate purposes.

(6)                                  New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003.  Under the new standard for certain liabilities and equity instruments, mandatorily redeemable instruments such as trust preferred securities are considered liabilities and not part of mezzanine (or temporary) equity.  Accordingly, as of July 1, 2003, the Corporation will continue to carry $9 million of trust preferred securities as liabilities.

PART I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2003

SELECTED FINANCIAL RESULTS

The following table shows selected financial results and measures for the three and six months ended June 30, 2003 compared with the same period in 2002.

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	2002	Change	Change- %	2003	2002	Change	Change- %
	(dollars in thousands)
Net income	$47	$332	$(285)	(85.9)%	$396	$655	$(259)	(39.6)%
Average assets	280,398	279,656	742	0.3%	280,372	279,275	1,097	0.4%
Average equity	15,901	13,543	2,358	17.5%	15,669	13,514	2,155	16.0%
Return on assets	0.07%	0.48%	(0.41)%	(85.4)%	0.28%	0.47%	(0.19)%	(40.5)%
Return on equity	1.19%	9.85%	(8.66)%	(88.0)%	5.10%	9.78%	(4.68)%	(47.9)%
Efficiency ratio	94.43%	77.05%	17.38%	22.6%	84.83%	76.50%	8.33%	10.9%
Dividend payout ratio	218.99%	30.96%	188.03%	607.4%	51.98%	31.42%	20.56%	65.5%
Equity to assets ratio	5.67%	4.84%	0.83%	17.2%	5.59%	4.84%	0.75%	15.5%
Tier 1 leverage ratio	5.91%	5.50%	0.41%	7.5%
Total risk-based capital ratio	10.89%	9.87%	1.02%	10.4%

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

The Corporation recorded net income of $47,000 for the three months ended June 30, 2003, down $285,000 from the same period in 2002 and $396,000 for the six months ended June 30, 2003, down $259,000 from the first half of 2002.  The return on average equity decreased to 1.2% for the three months ended June 30, 2003 as compared to 9.9% for the same period ended June 30, 2002.  Return on average equity for the six-month period ended June 30, 2003 was 5.1% as compared to 9.8% for the same period in 2002.  Similarly, basic earnings per share for the three months ended June 30, 2003 was $0.11 per share versus $0.81 for the same quarter in 2002.  This represents a decrease of 86.4%.  Basic earnings per share for the six months ended June 30, 2003 was $0.96 compared to $1.59 for the same period ended June 30, 2002.  This represents a decrease of 39.6%.  The decrease in earnings during 2003 is primarily due to the decline in net interest income as discussed in the Results of Operations section of this document.

FINANCIAL CONDITION

Average earning assets of the Corporation for the first six months of 2003 decreased 0.2% or $0.6 million to $258.5 million from $259.1 million at June 30, 2002.

Average loans decreased to $198.9 million for the three months ended June 30, 2003 compared to $212.1 million for the same period in 2002.  In comparing the two periods, the portfolio has the following noteworthy changes in average balances:  commercial loans down $7.5 million, residential real estate up $1.8 million and consumer loans down $4.6 million.  The average yield on the loan portfolio, net of the allowance for loan losses, decreased 107 basis points to 6.53% for the three months ended June 30, 2003, compared to 7.60% for the three months ended June 30, 2002.

Average loans decreased to $203.3 million for the six months ended June 30, 2003 compared to $209.9 million for the same period in 2002.  In comparing the two periods, the portfolio has the following noteworthy changes in average balances:  commercial loans down $6.9 million, commercial real estate up $3.6 million, residential real estate up $1.9 million and consumer loans down $4.2 million.  The average yield on the loan portfolio, net of the allowance for loan losses, decreased 86 basis points to 6.87% for the six months ended June 30, 2003, compared to 7.73% for the six months ended June 30, 2002.  The decrease in average yields for the three month and six month periods is due to lower interest rates and adjustable rate loans repricing downward.

Average securities decreased $4.3 million and $6.4 million for the three and six months ended June 30, 2003, as compared to the same period in 2002.  The decrease is primarily offset by $ 15.5 million and $12.5 million increase in short-term investments for the three and six months ended June 30, 2003, respectively.  A significant portion of the decline in the investment portfolio is related to the rapid repayment of the mortgage-backed securities.  Management has opted to increase the liquidity position, and maintain a rather conservative investment strategy given the current interest rate environment.  The average yield of the securities portfolio was 5.08% and 5.63% for the three and six months ended June 30, 2003, respectively, a decrease of 128 and 79 basis points as compared to the same periods in 2002.

The most important and stable source of funding is core deposits, considered by management to include non-interest bearing demand deposits, NOW and money market accounts, savings deposits and time deposits under $100,000.  Average core deposits for the six months ended June 30, 2003 increased 2.3% or $5.0 million to $220.7 million from $215.7 million for the six months ended June 30, 2002.  The average rate paid on total interest bearing liabilities for the six months ended June 30, 2003 decreased 56 basis points to 3.13% when compared to 3.69% for the six months ended June 30, 2002.

The small increase in average core deposits for the six months ended June 30, 2003 as compared to the same period in 2002 demonstrates a local, stable funding source for the banks activities.

In addition to federal funds purchased, Illini Bank and Farmers State Bank of Camp Point maintain an overnight federal funds line of credit with an unaffiliated financial institution and collateralized borrowing capacity with the Federal Home Loan Bank of Chicago.

As of June 30, 2003, other real estate owned increased $3,082,000 or 391.4% from December 31, 2002.  This net increase was reported as Illini Bank obtained title to three foreclosed properties and also disposed of a commercial property from other real estate owned. More information regarding the changes between nonperforming loans and other real estate owned can be found in the Credit Quality section of this document.

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

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Three months ended June 30,
	2003			2002
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$20,382	$54	1.07%	$4,929	$20	1.67%
Investment securities (3)
Taxable	24,932	185	2.97	30,616	419	5.47
Tax-exempt (1)	15,707	331	8.44	14,298	295	8.27
Total securities	40,639	516	5.08	44,914	714	6.36
Loans
Commercial (1)	38,410	626	6.54	45,913	856	7.48
Agriculture	14,788	199	5.40	16,596	333	8.05
Real estate
Commercial	97,593	1,475	6.06	98,241	1,746	7.13
Agriculture	6,024	118	7.85	6,306	123	7.83
Residential	33,613	581	6.94	31,860	613	7.71
Consumer, net	7,751	173	8.97	12,333	271	8.82
Credit card	763	33	17.15	818	35	17.25
Total loans	198,942	3,205	6.46	212,067	3,977	7.52
Allowance for loan losses	(2,078)			(2,245)
Net loans (1) (2)	196,864	3,205	6.53	209,822	3,977	7.60
Total interest-earning assets	257,885	3,775	5.87	259,665	4,711	7.28
Other assets	22,513			19,991
Total assets	$280,398			$279,656
LIABILITIES
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$57,457	$134	0.93%	$59,919	$288	1.93%
Savings	21,848	41	0.76	19,924	72	1.46
Time deposits less than $100,000	109,017	1,016	3.74	107,877	1,086	4.04
Time deposits $100,000 and over	24,841	213	3.43	23,458	250	4.27
Total interest-bearing deposits	213,163	1,404	2.64	211,178	1,696	3.22
Short-term borrowings	635	4	2.79	2,800	16	2.31
Long-term borrowings	8,371	98	4.70	8,400	90	4.27
Preferred securities of trust subsidiary (4)	9,000	229	10.23	9,000	229	10.23
Total interest-bearing liabilities	231,169	1,735	3.01	231,378	2,031	3.52
Other liabilities	33,328			34,735
Shareholders’ equity	15,901			13,543
Total liabilities and shareholders’ equity	$280,398			$279,656
Net interest margin		$2,040	3.17%		$2,680	4.14%

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

(2)                                  Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $103,000 in 2003 and $108,000 in 2002.

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

Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates.  The Federal Reserve has lowered key rates to the lowest levels in over four decades.  As a consequence, performance of financial instruments and predicting interest rate spreads has reached levels with no relevant historical reference points.  Management of interest rate margins is very difficult and subject to significant change.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Six months ended June 30,
	2003			2002
	Interest Average Balance	Average Income/ Expense	Interest Yield/ Rate	Average Average Balance	Income/ Expense	Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$17,578	$96	1.10%	$5,101	$41	1.64%
Investment securities (3)
Taxable	24,007	454	3.78	32,408	907	5.60
Tax-exempt (1)	15,842	668	8.44	13,877	579	8.34
Total securities	39,849	1,122	5.63	46,285	1,486	6.42
Loans
Commercial (1)	39,030	1,291	6.67	45,962	1,711	7.51
Agriculture	15,493	421	5.48	16,154	564	7.04
Real estate
Commercial	98,951	3,258	6.64	95,333	3,536	7.48
Agriculture	6,368	247	7.81	6,578	259	7.93
Residential	34,496	1,196	6.99	32,572	1,278	7.91
Consumer, net	8,216	366	8.99	12,463	541	8.75
Credit card	789	68	17.30	833	68	16.58
Total loans	203,343	6,847	6.79	209,895	7,957	7.64
Allowance for loan losses	(2,314)			(2,224)
Net loans (1) (2)	201,029	6,847	6.87	207,671	7,957	7.73
Total interest-earning assets	258,456	8,065	6.29	259,057	9,484	7.38
Other assets	21,916			20,218
Total assets	$280,372			$279,275
LIABILITIES
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$57,589	$317	1.11%	$59,152	$572	1.95%
Savings	21,215	90	0.86	19,191	139	1.47
Time deposits less than $100,000	110,096	2,071	3.79	104,814	2,196	4.22
Time deposits $100,000 and over	23,926	429	3.61	27,691	582	4.24
Total interest-bearing deposits	212,826	2,907	2.75	210,848	3,489	3.34
Short-term borrowings	646	10	3.02	1,767	21	2.41
Long-term borrowings	8,377	195	4.70	8,424	234	5.60
Preferred securities of trust subsidiary (4)	9,000	473	10.60	9,000	466	10.45
Total interest-bearing liabilities	230,849	3,585	3.13	230,039	4,210	3.69
Other liabilities	33,854			35,722
Shareholders’ equity	15,669			13,514
Total liabilities and shareholders’ equity	$280,372			$279,275
Net interest margin		$4,480	3.50%		$5,274	4.11%

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

(2)                                  Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $218,000 in 2003 and $196,000 in 2002.

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

The primary reason for the significant decline in earnings during the second quarter of 2003, versus 2002 is the $635,000 drop in net interest income.  This decline is attributable to numerous factors; the continual decrease in interest rates, the change in the composition of the earning assets and problem loans going into nonaccrual status.  The unprecedented drop in interest rates have also caused accelerated prepayments in some of the mortgage-backed securities. This caused a $43,000 unplanned amortization of premiums in the mortgage-backed investment portfolio.  This rapid repayment pushed the yield on the portfolio from a 5.47% in the second quarter of 2002 to 2.97% for the second quarter of 2003.

The same decline in interest rates has caused repricing of loans.  In comparing the second quarter of 2002 to 2003, the yield on total loans dropped from 7.52% to 6.46%.  Also during the respective periods, the average balance of loans declined from $212.1 million to $198.9 million, or $13.2 million.  The third adverse item to impact earning assets was the reversal of accrued interest on loans that are moved to nonaccrual status.  During the second quarter of 2003, approximately $138,000 of accrued interest was reversed against current period interest income.  This combination of items resulted in interest on loans for the second quarter of 2003 to decline to $3.2 million from $4.0 million in the second quarter of 2002.

Fluctuations in net interest income can result from the changes in the volumes of assets and liabilities as well as changes in interest rates.  The Federal Reserve has lowered key rates to the lowest levels in over four decades.  As a consequence, performance of financial instruments and predicting interest rate spreads has reached levels with no relevant historical reference points.  Management of interest rate margins is very difficult and subject to significant change.

Noninterest Income

The noninterest income increased $100,000 or approximately 20.1% for the three months ended June 30, 2003, and $200,000 or 21.4% for the six month period ended June 30, 2003 when compared to the same period in 2002.  The primary source of noninterest income is service charges on deposit accounts.  For the six-month period reported, service charges increased $54,000, or 8.9%.  The combined fees from mortgage loan servicing and sales were flat at $129,000 for the six-month period in both 2003 and 2002.  During the six months ended June 30, 2003, a gain on the sale of other real estate owned of $14,000 was recorded as compared to a loss of $28,000 during the same period in 2002.  The other fee income increase of $98,000 for the six-month period for 2003 relates primarily to an application fee on residential real estate loans that was instituted in the fourth quarter of 2002. These fees in the first half of 2003 amounted to $75,300.

Noninterest Expense

In comparing the three-month and six-month periods ended June 30, 2003 to June 30, 2002, noninterest expense increased $42,000, or 1.7% and increased $13,000, or .3%, respectively.  The more significant components that changed in this category were a decline in salaries and employee benefits of $153,000 during the six-months ended June 30, 2003 as compared to the same period in 2002.  This is primarily due to certain positions being unfilled in the subsidiary banks in 2003 and an overall lower level of accrued incentive and bonus compensation ($118,000) during 2003.  This decline was offset by an increase in loan and other real estate owned expenses.  During the six-months ended June 30, 2003 this item increased $174,000, or 280.6% over the same period in 2002.  This increase in expenses was used to provide equipment to operate the golf course, pay property taxes, insurance on the property, and other operating expenses.  The increase in other real estate owned expenses is consistent with the increase in the volume of property that Illini Bank has recorded.  As discussed in the Credit Quality section, the major additions include a golf course, a former restaurant and a commercial building.  The sale of these properties may or may not recover these expenses in whole or in part.  Other operating expenses increased $91,000 during the six-months ended June 30, 2003 versus the same period in 2002.  This was primarily related to the write-off of certain asset accounts associated with the merger with ICBI.  This nonrecurring expense is more fully discussed in footnote 3 of this document.

The provision for loan losses was $150,000 for the six months ended June 30, 2003 versus $400,000 for the same period in 2002.  The $250,000 decline represents a drop of 62.5%.  As discussed above, three significant loans were foreclosed and converted to other real estate owned at Illini Bank.  Net loan balances have declined approximately $12.1 million since December 31, 2002.  As a result of the loan balance decline and transfer of risk on some of the problem loans, the allowance was lowered consistent with the determination of the adequacy of the allowance account.

The allowance for loan losses is increased by provisions charged to operations and is available to absorb probable incurred loan losses.  Loan losses are charged against the allowance when management believes and confirms that the loan balance is not collectable. Subsequent recoveries, if any, are credited to the allowance.  Illini Corporation utilizes a systematic, documented approach in determining the appropriate level of the allowance for loan losses.  Management’s approach, which provides for general and specific allowances, is based on current economic conditions, past loan losses, collection experience, risk characteristics of the portfolio, assessing collateral values by obtaining independent appraisals for significant properties, results of regulatory examinations, and such other factors which, in management’s judgment, deserve recognition in estimating loan losses.

Management believes the allowance for loan losses is adequate to absorb probable incurred losses in the loan portfolio.  While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions.

CREDIT QUALITY

Gross loans totaled $197.2 million at June 30, 2003, a decrease of $12.6 million, or 6.0%, from $209.8 million at December 31, 2002.  The provision for loan losses has decreased to $150,000 for the six months ended June 30, 2003 as compared to $400,000 for the same period in 2002.  At June 30, 2003 the allowance as a percent of total loans was 0.99% as compared to 1.18% and 1.05% as of December 31, 2002 and June 30, 2002, respectively.  The decrease in the ratio is primarily a result of the charge-offs taken in the first half of 2003.  Based on the inherent risk in the loan portfolio, management believes that as of June 30, 2003, the allowance for loan losses is adequate.

	Six months ended June 30,
	2003	2002
	(dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$2,468	$2,103

Charge-offs	(732)	(285)
Recoveries	68	63
Net charge-offs	(664)	(222)

Provision charged to operations	150	400
Balance at end of period	$1,954	$2,281
Average loans outstanding	$203,343	$209,895

Illini Corporation’s primary business of making commercial, real estate, and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers, which are beyond the control of the Corporation.  Accordingly, a significant factor in the Corporation’s past and future operating results is the level of the provision for loan losses.  Net charge-offs increased to $664,000 for the six months ended June 30, 2003, as compared to $222,000 for the comparable period in the prior year.  Of the $664,000 of net charge-offs in first half 2003, $317,000 was related to one commercial loan that carried a 100% allocation in the computation of the allowance for loan losses and one commercial real estate loan was charged down by $268,000 prior to being moved to other real estate owned.  These loans were identified as impaired at December 31, 2002 and had a specific reserve of $522,000 allocated at the date.

Credit Quality	June 30, 2003	December 31, 2002	June 30, 2002
	(dollars in thousands)
Nonperforming assets:
Accruing loans past due 90 days	$9	$23	$26
Nonaccrual	3,616	4,901	4,017
Renegotiated	619	—	—
Other real estate owned	3,870	787	816
Total nonperforming assets	$8,114	$5,711	$4,859

Key ratios:
Nonperforming loans to loans	2.15%	2.35%	1.87%
90 days delinquent to ending loans	0.00	0.01	0.01
Allowance to total loans	0.99	1.18	1.05
Allowance to nonperforming loans	46.04	50.11	56.42

At June 30, 2003, impaired loans totaled $4.3 million, including $3.6 million of loans on nonaccrual and $638,000 of impaired loans past due less than 90 days, compared to $4.9 million of loans on nonaccrual and $0, which were impaired and past due less than 90 days, at December 31, 2002.  Nonperforming assets have increased $2,403,000 from December 31, 2002.  This increase is primarily related to two relationships which management has placed on non accrual status.  At this time, management does not believe that they will sustain a loss on these loans due to underlying collateral.

As noted in the Corporation’s 2002 Form 10-KSB and prior filings, the nonaccrual loan balance had continued to increase.  The decline in nonaccrual balances in the first half of 2003 is related to the subsidiary bank acquiring title to certain real estate collateral and moving them to “other real estate owned”.  The transfer of title to the bank subsidiary allows the bank to initiate the sale of the property.  This is necessary to dispose of the property and close the transaction.  During the first half of 2003, three significant properties, securing loans, were transferred into other real estate owned.  The carrying value of the three properties is $3.4 million.  Management is working diligently to dispose of these properties in the most cost effective method.

The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms.  Excluding nonperforming loans and impaired loans, these loans totaled $9,291,000 at June 30, 2003.  The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and closer monitoring is prudent under the circumstances.  Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

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

The table below shows the various measures of regulatory capital and related quarterly ratios.

	Regulatory requirements to be:		Actual Regulatory Capital Ratios
	Adequately Capitalized	Well- Capitalized	June 30, 2003	December 31, 2002
Total risk-based capital as% of risk-weighted assets	8.0%	10.0%	10.9%	10.6%
Tier 1 capital as% of risk-weighted assets	4.0%	6.0%	7.9%	7.4%
Tier 1 capital as% quarterly average assets	4.0%	5.0%	5.9%	5.8%

Risk-based capital guidelines require the classification of assets and some off-balance items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk adjusted asset totals.  Management believes, and data in the above table show that, as of June 30, 2003 and December 31, 2002 the Company met all capital adequacy requirements to which it is subject.  As of those dates, the Corporation’s subsidiary banks were “well capitalized” under regulatory prompt corrective action provisions.

Earnings retention is affected by the Board of Director’s declaration of cash dividends.  The dividend payout ratio is an indicator of the level of earnings retained.  The Board of Directors of the Corporation considers the capital strength of the Corporation and the banks in determining the appropriate level of cash dividends to be paid to shareholders.  The dividend payout ratio for the three and six months ended June 30, 2003 was 218.99% and 51.98% as compared to 30.96% and 31.42% for the three and six months ended June 30, 2002. The dividend per share for the three and six months ended June 30, 2003 is unchanged from the same period in 2002.

As discussed in the Corporation’s 2002 Form 10-KSB, the Corporation has $9 million of trust preferred securities outstanding.  Per regulation, 25% of the Tier 1 capital ratio can be comprised of the trust preferred issue.  As of June 30, 2003, the portion eligible for inclusion in the Tier 1 computation amounted to approximately $4.6 million.

LIQUIDITY

Illini Corporation’s policy is to manage interest rate risk to a level, which places limits on the sensitivity of its earnings to changes in market interest rates.  An explanation of the asset/liability management process is found in the Corporation’s 2002 Form 10-KSB, beginning on page 15.

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

Illini Corporation uses a comprehensive analysis of its asset/liability function, including a review of its funds management policy and its principal measure of liquidity.  The Corporation utilizes a liquidity measurement, called “Basic Surplus,” which redefines liquid assets as the total available assets held by the Corporation which can be converted to cash in thirty days or less, reduced by short term liabilities plus available borrowings.  As of June 30, 2003, the most recent calculation, Illini Corporation’s basic surplus was $21.9 million, or 7.8% of total average assets.

Management believes the formula provides an accurate measurement of liquidity and provides management with a comprehensible and consistent tool to develop pricing and profitability strategies.  Based on the new measurement and as compared to peer banks, management believes the liquidity position of the banks is strong.

PART I - Item 3.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2003. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls

PART II.  OTHER INFORMATION

Item 1                Legal Proceedings

Mary Quinn v. Illini Corporation and Illinois Stock Transfer Co.,

Sangamon County Case No. 98 CH 240

The case was filed in 1998 by a shareholder of Illini Corporation against Illinois Stock Transfer Company, as Rights Agent for Illini Corporation under Illini Corporation’s Shareholder Rights Agreement (the “Rights Agreement”), for specific performance of the Rights Agreement, both individually and on behalf of a class of Illini Corporation shareholders.  The complaint alleges that the Rights Agreement was triggered in April of 1998, and that the Rights Agent has a duty under the Rights Agreement to distribute Rights Certificates to the shareholders of Illini Corporation.  Illini Corporation was added as a Defendant in 1999, and the class has been certified.  Plaintiff seeks to recover her attorneys’ fees from Illini Corporation in addition to the other relief sought.  In January of 2000, the trial court entered Summary Judgement in favor of Illini Corporation and Illinois Stock Transfer Company.  Plaintiff appealed this ruling denying Plaintiff’s summary judgement motion to the Illinois Appellate Court.  The Appellate Court reversed the Summary Judgement for Defendants and remanded the case for trial on the issue of whether the Illini Corporation Board of Directors acted in good faith in determining that a shareholder’s acceptance of a gift of Illini Corporation Stock did not trigger the Rights Amendment and later, in Illini Corporation’s later amendment of the Rights Agreement.  The Appellate Court further ruled the Plaintiff’s attorneys’ fees were recoverable under the Rights Agreement.  After a series of unsuccessful motions filed by the plaintiff’s counsel, Illini Corporation entered a motion to remove the plaintiff’s counsel.  The court removed the counsel for the plaintiff class and appointed new counsel to represent the class.  The removed counsel filed a motion for reconsideration, which was denied.  The new counsel filed a Motion For Direction to remove the class representative, which was granted on January 15, 2003.  On March 7, 2003 the trial court appointed a successor class representative.  Illini Corporation is negotiating for a settlement of the suit with the new class representative and class counsel.  The former class representative filed a motion to opt out of the class.  Quinn’s Motion to Opt Out or Voluntarily Dismiss was denied.  Quinn has now filed a motion to intervene as plaintiff in the class suit.  That motion is pending.  Illini will vigorously oppose.

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

Item 2                Changes in Securities - none

Item 3                Defaults Upon Senior Securities — none

Item 4                Submission of Matters to a Vote of Security Holders —

The Annual Meeting of Shareholders of the Corporation was held on May 15, 2003, for the purpose of electing three directors each to serve a term of three years and ratifying the appointment of Crowe Chizek and Company LLC as the Corporation’s independent auditors for fiscal year ending December 31, 2003.  Proxies for the meeting were solicited by management pursuant to Regulation 14A under Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitation.

All three of Management’s nominees for director listed in the proxy statement were elected.  The results of the vote were as follows:

	Shares Voted “For”	Shares “Withheld”	Broker Non Votes
Thomas A. Black	330,161	5,297	0
Lawrence B. Curtin	333,260	2,198	0
Anthony F. Liberatore	332,585	2,873	0

The appointment of Crowe Chizek and Company LLC as the Corporation’s auditors for the fiscal year ending December 31, 2003, was ratified.  The results of the vote were as follows:

	“For”	“Against”	“Abstain”
Ratification of Crowe Chizek and Company LLC	332,665	480	2,313

Item 5                Other Information - none

Item 6                Exhibits and Reports on Form 8-K

(a)                        Exhibits:

31.1                           Certification of CEO pursuant to rule 13a-14(a)/15d-14(a).

31.2                           Certification of CFO pursuant to rule 13a-14(a)/15d-14(a).

32.1                           CEO Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           CFO Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)                       Reports on Form 8-K :

(1)                                  The Corporation filed a Form 8-K dated June 26, 2003 under Item 5, which reported Illini Corporation entered into an agreement with Illinois Community Bancorp, Inc. to terminate by mutual consent the merger between the two that was signed on November 21, 2001 and previously announced.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Illini Corporation
(Registrant)

By: /s/ Burnard K. McHone	August 13, 2003
Burnard K. McHone	Date signed
President

By: /s/ George A. Rosenbaum, Jr.	August 13, 2003
George A. Rosenbaum, Jr.	Date signed
Chief Financial Officer