Form 10QSB
period 2003-09-30
ILLINI CORP
filed 2003-11-12
CIK 730037

U.S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2003

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

As of October 31, 2003, there were 411,701 shares of common stock, $0.01 par value outstanding.

Transitional Small Business Disclosure Format:	Yes ☐ No ☒

ILLINI CORPORATION
INDEX TO FORM 10-QSB
September 30, 2003

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ILLINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2003 and December 31, 2002
Unaudited

	September 30, 2003	December 31, 2002
	(dollars in thousands)
ASSETS
Cash and due from banks	$6,494	$7,654
Interest-bearing deposits in other banks	31	33
Federal funds sold	5,973	12,166
Cash and cash equivalents	12,498	19,853
Securities available for sale, at fair value	44,515	42,969
Loans, net of the allowance for loan losses	192,207	207,366
Premises and equipment	6,375	6,681
Accrued interest receivable	2,067	2,346
Other real estate owned	3,941	787
Goodwill	1,856	1,856
Intangible assets	263	312
Other assets	540	489
Total Assets	$264,262	$282,659
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$32,776	$35,110
Interest-bearing deposits:
NOW and money market accounts	58,177	56,595
Savings deposits	21,433	19,938
Time deposits, $100,000 and over	18,036	22,794
Other time deposits	95,609	110,397
Total deposits	226,031	244,834
Repurchase agreements	599	656
FHLB advances and other borrowings	11,360	8,395
Preferred securities of subsidiary trust	9,000	9,000
Accrued interest payable	853	1,332
Other liabilities	997	3,221
Total liabilities	248,840	267,438

Shareholders’ equity
Preferred stock, $0.01 par value, authorized and unissued 10,000,000 shares	—	—
Common stock, $0.01 par value, authorized 45,000,000 shares; 571,789 shares issued and outstanding	6	6
Capital surplus	9,070	9,070
Retained earnings	12,162	11,885
Accumulated other comprehensive income	1,388	1,464
Less: Treasury shares, at cost, 160,088 shares	(7,204)	(7,204)
Total shareholders’ equity	15,422	15,221
Total Liabilities and Shareholders’ Equity	$264,262	$282,659

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Three Months and Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in thousands, except per share data )
Interest income:
Interest and fees on loans	$3,131	$3,863	$9,965	$11,776
Interest on securities:
Taxable	244	375	698	1,282
Exempt from federal income taxes	225	207	686	606
Interest on short-term investments	25	38	121	79
Total interest income	3,625	4,483	11,470	13,743
Interest expense:
Interest on deposits:
NOW and money market accounts	121	266	438	838
Savings deposits	34	69	124	208
Time deposits, $100,000 and over	176	241	605	823
Other time deposits	865	1,145	2,936	3,341
Interest on repurchase agreements	4	5	14	26
Interest on FHLB advances and other borrowings	97	102	292	336
Interest on preferred securities of subsidiary trust	244	244	717	710
Total interest expense	1,541	2,072	5,126	6,282
Net interest income	2,084	2,411	6,344	7,461
Provision for loan losses	200	180	350	580
Net interest income after provision for loan losses	1,884	2,231	5,994	6,881
Noninterest income:
Service charges on deposit accounts	357	369	1,020	978
Other fee income	113	87	376	252
Mortgage loan servicing fees	(10)	48	(18)	107
Gains on sales of mortgage loans	47	130	184	200
Gains (losses) on sale of other real estate owned	7	4	21	(24)
Other	35	31	102	92
Total noninterest income	549	669	1,685	1,605
Noninterest expense:
Salaries and employee benefits	1,154	1,304	3,529	3,832
Net occupancy expense	188	197	575	575
Equipment expense	58	70	173	222
Data processing expense	203	182	591	507
Supplies expense	36	36	127	116
Communication and transportation expense	115	129	345	349
Marketing and advertising expense	39	60	124	193
Correspondent and processing fees	82	84	242	273
Loan and other real estate owned expense	5	65	241	127
Professional fees	179	198	480	577
Regulatory fees	23	22	81	80
Other	125	108	463	355
Total noninterest expense	2,207	2,455	6,971	7,206
Income before income tax expense	226	445	708	1,280
Income tax expense	37	91	123	271
Net income	$189	$354	$585	$1,009
Basic and diluted earnings per share	$0.46	$0.86	$1.42	$2.45

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(dollars in thousands)
Common Stock
Beginning of year balance	$6	$6
End of period balance	6	6

Capital Surplus
Beginning of year balance	9,070	9,070
End of period balance	9,070	9,070

Retained Earnings
Beginning of year balance	11,885	10,775
Net income	585	1,009
Dividends on common stock	(308)	(309)
End of period balance	12,162	11,475

Treasury Stock
Beginning of year balance	(7,204)	(7,204)
End of period balance	(7,204)	(7,204)

Accumulated Other Comprehensive Income
Beginning of year balance	1,464	943
Unrealized gain (loss) on securities, net of tax	(76)	543
End of period balance	1,388	1,486

Total Shareholders’ Equity	$15,422	$14,833

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months and Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in thousands)		(dollars in thousands)
Net Income	$189	$354	$585	$1,009
Other comprehensive income, unrealized gains (losses) on securities, net of reclassification adjustment, net of tax	(445)	273	(76)	543
Comprehensive income (loss)	$(256)	$627	$509	$1,552

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2003 and 2002
(Unaudited)

	2003	2002
	(dollars in thousands)
Cash flows from operating activities:
Net income	$585	$1,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	579	620
Amortization of intangible assets	49	64
Provision for loan losses	350	580
Security amortization, net	131	17
Federal Home Loan Bank stock dividend	(46)	(28)
Gains on sales of mortgage loans	(184)	(200)
(Gains) losses on sale of other real estate owned	(21)	24
(Increase) decrease in accrued interest receivable	279	(1)
Decrease in accrued interest payable	(479)	(331)
Origination of secondary market mortgage loans	(14,974)	(12,456)
Proceeds from the sales of secondary market mortgage loans	16,650	12,693
Other, net	(2,231)	(389)
Net cash provided by operating activities	688	1,602
Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	17,561	13,849
Purchases of securities available for sale	(19,306)	(7,234)
Net (increase) decrease in loans	9,756	(13,222)
Purchases of premises and equipment	(273)	(511)
Proceeds from sales of other real estate owned	422	136
Net cash provided by (used in) investing activities	8,160	(6,982)
Cash flows from financing activities:
Net decrease in noninterest-bearing demand deposits	(2,334)	(1,142)
Net increase (decrease) in NOW, money market accounts and savings deposits	3,077	(1,015)
Net decrease in time deposits, $100,000 and over	(4,758)	(7,791)
Net increase (decrease) in other time deposits	(14,788)	17,440
Net decrease in repurchase agreements and federal funds purchased	(57)	(1,111)
Proceeds of FHLB advances and other borrowings	3,000	2,400
Repayment of FHLB advances and other borrowings	(35)	(2,471)
Cash dividends paid	(308)	(309)
Net cash provided by (used in) financing activities	(16,203)	6,001

Net increase (decrease) in cash and cash equivalents	(7,355)	621

Cash and cash equivalents at beginning of period	19,853	15,585

Cash and cash equivalents at end of period	$12,498	$16,206

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements
September 30, 2003

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

Results for the three and nine months ended September 30, 2003 may not be indicative of the annual performance of Illini Corporation or the subsidiary banks, Illini Bank and Farmers State Bank of Camp Point (“the subsidiary banks”).  Management of the Corporation has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the interim consolidated financial statements (unaudited) in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

(2)                                  Earnings per Common Share

Earnings per share represents income available to common shareholders divided by the weighted average number of shares outstanding during the period.  The Company has no common equivalent shares that could cause dilution.  The following information was used in the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(dollars in thousands, except per share data)
Net Income	$189	$354	$585	$1,009

Weighted average common shares outstanding	411,701	411,701	411,701	411,701

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

Illini Corporation provided a direct loan to ICBI for these items.  On December 23, 2002 the Federal Reserve Board of Governors denied the merger application.  Illini Corporation subsequently filed an appeal with the Board of Governors for reconsideration.  The Corporation was notified the appeal was denied.  On June 13, 2003, the Corporation entered into an agreement with ICBI to terminate the merger by mutual consent.  The termination agreement reaffirmed certain provisions of the original merger agreement including payment of expenses by each party, the disposition of the loan, and general release between all parties in the merger.  The Corporation collected all principal and interest on the note, approximately $532,000 and received approximately $50,000 as payment in full on the account receivable from ICBI.  The account receivable represented funds paid by the Corporation for professional services related to the merger.  The balance of the account, approximately $75,000, was written off during the second quarter in conjunction with the termination agreement.  These fees were for accountants, lawyers and filing fees used to prepare the merger agreement and filing with the U.S. Securities and Exchange Commission.  The termination agreement ended the merger agreement and released both parties from continuing performance under the terms of the merger agreement.

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

(5)                                  Stock Redemption by Farmers State Bank of Camp Point

On June 30, 2003 the Farmers State Bank of Camp Point (a wholly owned bank subsidiary) effected a stock redemption.  The transaction, which was approved by the FDIC and the Illinois Office of Banks and Real Estate (“OBRE”), involved reducing the amount of common stock outstanding from 2,100 shares to 2,000 shares.  A $900,000 payment to the Corporation was made from the capital accounts of the Farmers State Bank.  This transaction was eliminated in consolidation.  After the transaction, Farmers State Bank remained “well capitalized” under the regulatory classifications.  The transaction was completed to adjust the capital level at Farmers State Bank and to provide the funds to the Corporation for general corporate purposes.

(6)                                  New Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”   This Statement is effective for contracts entered into or modified after June 30, 2003, except for hedging activities designated after June 30, 2003 and Statement 133,  “Accounting for Derivative Instruments and Hedging Activities,” Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003.  Statement 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. Adoption of Statement No. 149 did not have any impact on the Corporation’s financial condition or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective for periods beginning after September 15, 2003.  The Corporation does not expect the adoption of Statement 150 to have any effect on the Corporation’s financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”. This Interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after June 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation is not expected have a significant impact on the Corporation’s financial condition or results of operations.

However, there are uncertainties associated with regulatory capital treatment of certain VIEs. On July 2, 2003, the Board of Governors of the Federal Reserve System released SR 03-13, Instructions for Reporting Trust Preferred Securities on Schedule HC-R of the FR Y-9C.  These instructions clarified that institutions should continue to include eligible trust preferred securities in tier 1 capital for regulatory capital purposes.  In this release, the Federal Reserve indicates they will review the regulatory implications of any accounting treatment changes and, if necessary or warranted, will provide further appropriate guidance.

PART I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

SELECTED FINANCIAL RESULTS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2003 compared with the same period in 2002.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	2002	Change	Change- %	2003	2002	Change	Change- %
	(dollars in thousands)
Net income	$189	$354	$(165)	(46.7)%	$585	$1,009	$(424)	(42.1)%
Average assets	267,896	284,667	(16,771)	(5.9)%	276,177	281,220	(5,043)	(1.8)%
Average equity	15,551	14,642	909	6.2%	15,599	13,794	1,805	13.1%
Return on assets	0.28%	0.49%	(0.21)%	(42.9)%	0.28%	0.48%	(0.20)%	(41.7)%
Return on equity	4.82%	9.59%	(4.77)%	(49.8)%	5.01%	9.78%	(4.77)%	(48.8)%
Efficiency ratio	80.48%	76.79%	3.69%	4.8%	83.40%	76.60%	6.80%	8.9%
Dividend payout ratio	54.46%	29.07%	25.39%	87.4%	52.78%	30.60%	22.18%	72.5%
Equity to assets ratio	5.80%	5.14%	0.66%	12.9%	5.65%	4.91%	0.74%	15.1%
Tier 1 leverage ratio	6.23%	5.53%	0.70%	12.7%
Total risk-based capital ratio	11.37%	10.21%	1.16%	11.4%

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

The Corporation recorded net income of $189,000 for the three months ended September 30, 2003, down $165,000 from the same period in 2002, and recorded net income of $585,000 for the nine months ended September 30, 2003, down $424,000 from the same period in 2002.  The return on average equity decreased to 4.8% for the three months ended September 30, 2003 as compared to 9.6% for the same period ended September 30, 2002.  Return on average equity for the nine-month period ended September 30, 2003 was 5.0% as compared to 9.8% for the same period in 2002.  Similarly, basic and diluted earnings per share for the three months ended September 30, 2003 was $0.46 per share versus $0.86 for the same quarter in 2002.  This represents a decrease of 46.5%.  Basic and diluted earnings per share for the nine months ended September 30, 2003 was $1.42 compared to $2.45 for the same period ended September 30, 2002.  This represents a decrease of 42.0%.  The decrease in earnings during 2003 is primarily due to the decline in net interest income as discussed in the Results of Operations section of this document.

FINANCIAL CONDITION

Average earning assets of the Corporation for the first nine months of 2003 decreased 2.6% or $6.9 million to $253.9 million from $260.8 million at September 30, 2002.

Average loans decreased to $194.9 million for the three months ended September 30, 2003 compared to $214.0 million for the same period in 2002.  In comparing the two periods, the portfolio has the following noteworthy changes in average balances:  commercial loans down $10.2 million, commercial real estate down $9.0 million, residential real estate up $7.1 million and consumer loans down $4.4 million.  Lower interest rates resulted in major refinancings of commercial debt and this factor, along with tightened credit standards on the part of the Corporation, resulted in reductions in the commercial and commercial real estate segments of the portfolio.  This same low interest rate environment created an increased demand in new home sales and the Corporation was active in programs promoting home purchases.  The average yield on the loan portfolio, net of the allowance for loan losses, decreased 84 basis points to 6.45% for the three months ended September 30, 2003, compared to 7.29% for the three months ended September 30, 2002.

Average loans decreased to $200.1 million for the nine months ended September 30, 2003 compared to $211.4 million for the same period in 2002.  In comparing the two periods, the portfolio has the following noteworthy changes in average balances:  commercial loans down $8.0 million, residential real estate up $3.6 million and consumer loans down $4.3 million.  The average yield on the loan portfolio, net of the allowance for loan losses, decreased 84 basis points to 6.73% for the nine months ended September 30, 2003, compared to 7.57% for the nine months ended September 30, 2002.  The decrease in average yields for the three month and nine month periods is due to lower interest rates and adjustable rate loans repricing downward.

Average securities decreased $2.2 million and $5.0 million for the three and nine months ended September 30, 2003, as compared to the same period in 2002.  The decrease is primarily offset by $ 1.9 million and $8.9 million increase in short-term investments for the three and nine months ended September 30, 2003, respectively.  A significant portion of the decline in the investment portfolio is related to the rapid repayment of the mortgage-backed securities.  Management has opted to increase the liquidity position, and maintain a rather conservative investment strategy given the current interest rate environment.  The average yield of the securities portfolio was 5.65% and 5.64% for the three and nine months ended September 30, 2003, respectively, a decrease of 68 and 75 basis points as compared to the same periods in 2002.

The most important and stable source of funding is core deposits, considered by management to include non-interest bearing demand deposits, NOW and money market accounts, savings deposits and time deposits under $100,000.  Average core deposits for the nine months ended September 30, 2003 decreased 1.0% or $2.0 million to $217.0 million from $219.0 million for the nine months ended September 30, 2002.  The average rate paid on total interest bearing liabilities for the nine months ended September 30, 2003 decreased 60 basis points to 3.02% when compared to 3.62% for the nine months ended September 30, 2002.

The modest decrease in average core deposits for the nine months ended September 30, 2003 as compared to the same period in 2002, given the declining interest rate environment during this period, demonstrates a local, stable funding source for the subsidiary banks’ activities.

In addition to federal funds purchased, Illini Bank and Farmers State Bank of Camp Point maintain an overnight federal funds line of credit with an unaffiliated financial institution and collateralized borrowing capacity with the Federal Home Loan Bank of Chicago.

As of September 30, 2003, other real estate owned increased $3,154,000 or 400.8% from December 31, 2002.  This net increase was reported as Illini Bank obtained title to three foreclosed properties and also disposed of a commercial property from other real estate owned. More information regarding the changes between nonperforming loans and other real estate owned can be found in the Credit Quality section of this document.

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

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Three months ended September 30,
	2003			2002
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$11,365	$25	0.89%	$9,479	$38	1.59%
Investment securities (3)
Taxable	24,854	244	3.92	28,021	374	5.34
Tax-exempt (1)	15,493	326	8.42	14,510	299	8.24
Total securities	40,347	570	5.65	42,531	673	6.33
Loans
Commercial (1)	36,018	572	6.30	46,202	784	6.73
Agriculture	14,471	199	5.46	16,067	235	5.80
Real estate
Commercial	95,516	1,490	6.19	104,514	1,881	7.14
Agriculture	5,673	104	7.24	6,572	130	7.86
Residential	35,622	587	6.54	28,547	568	7.89
Consumer, net	6,891	155	8.93	11,266	255	8.99
Credit card	745	33	17.54	838	36	17.06
Total loans	194,936	3,140	6.39	214,006	3,889	7.21
Allowance for loan losses	(1,925)			(2,314)
Net loans (1) (2)	193,011	3,140	6.45	211,692	3,889	7.29
Total interest-earning assets	244,723	3,735	6.05	263,702	4,600	6.92
Other assets	23,173			20,965
Total assets	$267,896			$284,667
LIABILITIES
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$58,860	$121	0.82%	$60,117	$266	1.76%
Savings	21,650	34	0.61	20,045	69	1.36
Time deposits less than $100,000	98,290	865	3.49	113,429	1,145	4.00
Time deposits $100,000 and over	20,927	176	3.35	24,202	241	3.96
Total interest-bearing deposits	199,727	1,196	2.38	217,793	1,721	3.13
Short-term borrowings	821	4	2.17	488	5	3.68
Long-term borrowings	9,088	97	4.21	8,400	102	4.83
Preferred securities of trust subsidiary (4)	9,000	244	10.74	9,000	244	10.76
Total interest-bearing liabilities	218,636	1,541	2.80	235,681	2,072	3.49
Other liabilities	33,709			34,344
Shareholders’ equity	15,551			14,642
Total liabilities and shareholders’ equity	$267,896			$284,667
Net interest margin		$2,194	3.56%		$2,528	3.80%

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

(2)                                  Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $115,000 in 2003 and $73,000 in 2002.

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

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Nine months ended September 30,
	2003			2002
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$15,484	$121	1.05%	$6,577	$79	1.61%
Investment securities (3)
Taxable	24,292	698	3.83	30,930	1,281	5.52
Tax-exempt (1)	15,725	994	8.43	14,090	878	8.30
Total securities	40,017	1,692	5.64	45,020	2,159	6.39
Loans
Commercial (1)	38,016	1,863	6.55	46,043	2,495	7.24
Agriculture	15,149	620	5.48	16,125	799	6.62
Real estate
Commercial	97,821	4,748	6.49	98,492	5,416	7.35
Agriculture	6,134	350	7.63	6,576	389	7.91
Residential	34,875	1,783	6.84	31,262	1,846	7.89
Consumer, net	7,770	522	8.98	12,059	796	8.83
Credit card	774	101	17.38	835	105	16.76
Total loans	200,539	9,987	6.66	211,392	11,846	7.49
Allowance for loan losses	(2,183)			(2,239)
Net loans (1) (2)	198,356	9,987	6.73	209,153	11,846	7.57
Total interest-earning assets	253,857	11,800	6.21	260,750	14,084	7.22
Other assets	22,320			20,470
Total assets	$276,177			$281,220

LIABILITIES
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$58,017	$438	1.01%	$59,477	$838	1.88%
Savings	21,362	124	0.77	19,479	208	1.42
Time deposits less than $100,000	105,799	2,936	3.71	107,717	3,341	4.15
Time deposits $100,000 and over	23,235	605	3.48	26,515	823	4.15
Total interest-bearing deposits	208,413	4,103	2.63	213,188	5,210	3.27
Short-term borrowings	705	14	2.75	1,336	26	2.56
Long-term borrowings	8,616	292	4.53	8,416	336	5.34
Preferred securities of trust subsidiary (4)	9,000	717	10.65	9,000	710	10.55
Total interest-bearing liabilities	226,734	5,126	3.02	231,940	6,282	3.62
Other liabilities	33,844			35,486
Shareholders’ equity	15,599			13,794
Total liabilities and shareholders’ equity	$276,177			$281,220
Net interest margin		$6,674	3.51%		$7,802	4.00%

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

(2)                                  Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $333,000 in 2003 and $269,000 in 2002.

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

Net interest income of $2,084,000 for the third quarter of 2003 declined $327,000 (13.6%) compared to $2,411,000 for the same period in 2002.   Continued compression of the net interest margin (3.56% as of September 30, 2003 compared to 3.80% as of September 30, 2002), combined with a reduction of $19.1 million in average loans outstanding ($194.9 million versus $214.0 million, third quarter 2003 and third quarter 2002, respectively), were primary contributors to this decline.

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

Noninterest Income

Noninterest income decreased by $120,000 (17.9%) for the three months ended September 30, 2003, but increased $80,000 (5.0%) for the nine months ended September 30, 2003, as compared to the same periods in 2002.   Service charges on deposit accounts, the major component of noninterest income, increased $42,000 (4.3%) for the nine-month period reported, when compared to the like period in 2002.  Other fee income of $376,000 for the nine months ended September 30, 2003 represented an increase of $124,000 (49.2%) compared to the same period in 2002.  Application fees on residential real estate loans, instituted in December, 2002 contributed $98,700 of to the other fee income amount.  Gains on sales of other real estate of $21,000 for the nine month period ended September 30, 2003 compared favorably to losses of $24,000 for the same period in 2002.  These increases were mitigated by a decrease of $125,000 in mortgage loan servicing fees.  This decrease was the result of an acceleration in the amortization of mortgage service rights, due to the large number of mortgage refinancings during the first nine months of 2003, and a reduction in mortgage loans serviced for others from $70.7 million at December 31, 2002 to $50.7 million as of September 30, 2003.

Noninterest Expense

The Corporation continues to work at containing noninterest expenses.  Total noninterest expenses of $2,207,000 for the three months ended September 30, 2003, were down $248,000 (10.1%) when compared to the same period in 2002.  Salaries and employee benefits decreased $150,000 (11.5%) to $1,154,000, compared to $1,304,000 for the three months ended September 30, 2002 and were down $303,000 (7.9%) for the nine months ended September 30, 2003.  This is primarily due to certain positions being unfilled in the subsidiary banks in 2003 and an overall lower level of accrued incentive and bonus compensation during 2003.   These declines were offset by increases in loan and other real estate owned expenses, for the nine-month period reported.  The increase in other real estate expenses is consistent with the increase in the volume of other real estate owned that Illini Bank has recorded.  The sale of properties in other real estate owned may or may not recover these expenses in whole or in part.

The provision for loan losses was $350,000 for the nine months ended September 30, 2003, versus $580,000 for the same period in 2002.  This decrease in the provision was the result of a decline in loan balances of approximately $15.0 million since December 31, 2002, and a change in composition of the loan portfolio.

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

CREDIT QUALITY

Gross loans totaled $194.3 million at September 30, 2003, a decrease of $15.5 million, or 7.4%, from $209.8 million at December 31, 2002.  The provision for loan losses has decreased to $350,000 for the nine months ended September 30, 2003 as compared to $580,000 for the same period in 2002.  At September 30, 2003 the allowance as a percent of total loans was 1.08% as compared to 0.99%, 1.18% and 1.10% as of June 30, 2003, December 31, 2002 and September 30, 2002, respectively.  The decrease in the ratio compared to those reported in 2002 is a result of the charge-offs taken in the first nine months of 2003 along with reduced provision for loan losses when compared to the same period for 2002.  Based on the inherent risk in the loan portfolio, management believes that as of September 30, 2003, the allowance for loan losses is adequate.

	Nine months ended September 30,
	2003	2002
	(dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$2,468	$2,103

Charge-offs	(794)	(464)
Recoveries	72	109
Net charge-offs	(722)	(355)

Provision charged to operations	350	580
Balance at end of period	$2,096	$2,328
Average loans outstanding	$200,539	$211,392

Illini Corporation’s primary business of making commercial, real estate, and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers, which are beyond the control of the Corporation.  Accordingly, a significant factor in the Corporation’s past and future operating results is the level of the provision for loan losses.  Net charge-offs increased to $722,000 for the nine months ended September 30, 2003, as compared to $355,000 for the comparable period in the prior year.  Of the $722,000 of net charge-offs in first nine months of 2003, $317,000 was related to one commercial loan that carried a 100% allocation in the computation of the allowance for loan losses and one commercial real estate loan was charged down by $268,000 prior to being moved to other real estate owned.  These loans were identified as impaired at December 31, 2002 and had a specific reserve of $522,000 allocated at the date.

Credit Quality	September 30, 2003	December 31, 2002	September 30, 2002
	(dollars in thousands)
Nonperforming assets:
Accruing loans past due 90 days	$4	$23	$20
Nonaccrual	4,338	4,901	5,603
Renegotiated	616	—	—
Other real estate owned	3,741	787	838
Total nonperforming assets	$8,699	$5,711	$6,461

Key ratios:
Nonperforming loans to loans	2.55%	2.35%	2.66%
90 days delinquent to ending loans	0.00	0.01	0.01
Allowance to total loans	1.08	1.18	1.10
Allowance to nonperforming loans	42.28	50.11	41.40

At September 30, 2003, nonaccrual loans totaled $4.3 million, compared to $3.6 million as of June 30, 2003 and $5.6 million as of September 30, 2002.  Impaired loans past due less than 90 days totaled $0, $638,000, and $0 as of September 30, 2003, June 30, 2003, and September 30, 2002, respectively.  Nonperforming assets have increased $2,988,000 from December 31, 2002.  This increase is primarily related to two relationships which management has placed on noanaccrual status.  At this time, management does not believe they will sustain a loss on these loans due to underlying collateral.

As noted in the Corporation’s 2002 Form 10-KSB and prior filings, the nonaccrual loan balance had continued to increase.  The decline in nonaccrual balances in the first nine months of 2003 is related to the subsidiary bank acquiring title to certain real estate collateral and moving them to “other real estate owned”.  The transfer of title to the bank subsidiary allows the bank to initiate the sale of the property.  This is necessary to dispose of the property and close the transaction.  During the first nine months of 2003, three significant properties, securing loans, were transferred into other real estate owned.  The carrying value of the three properties is $3.4 million.  Management is working diligently to dispose of these properties in the most cost effective method.

The Company has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms.  Excluding nonperforming loans and impaired loans, these loans totaled $7,736,000 at September 30, 2003.  The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and closer monitoring is prudent under the circumstances.  Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

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

The table below shows the various measures of regulatory capital and related quarterly ratios.

	Regulatory requirements to be:		Actual Regulatory Capital Ratios
	Adequately Capitalized	Well- Capitalized	September 30, 2003	December 31, 2002
Total risk-based capital as% of risk-weighted assets	8.0%	10.0%	11.4%	10.6%
Tier 1 capital as% of risk-weighted assets	4.0%	6.0%	8.2%	7.4%
Tier 1 capital as% quarterly average assets	4.0%	5.0%	6.2%	5.8%

Risk-based capital guidelines require the classification of assets and some off-balance items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk adjusted asset totals.  Management believes, and data in the above table show that, as of September 30, 2003 and December 31, 2002 the Company met all capital adequacy requirements to which it is subject.  As of those dates, the Corporation’s subsidiary banks were “well capitalized” under regulatory prompt corrective action provisions.

Earnings retention is affected by the Board of Director’s declaration of cash dividends.  The dividend payout ratio is an indicator of the level of earnings retained.  The Board of Directors of the Corporation considers the capital strength of the Corporation and the banks in determining the appropriate level of cash dividends to be paid to shareholders.  The dividend payout ratio for the three and nine months ended September 30, 2003 was 54.46% and 52.78% as compared to 29.07% and 30.60% for the three and nine months ended September 30, 2002. The dividend per share for the three and nine months ended September 30, 2003 is unchanged from the same period in 2002.

As discussed in the Corporation’s 2002 Form 10-KSB, the Corporation has $9 million of trust preferred securities outstanding.  Per regulation, 25% of the Tier 1 capital ratio can be comprised of the trust preferred issue.  As of September 30, 2003, the portion eligible for inclusion in the Tier 1 computation amounted to approximately $4.7 million.

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

Illini Corporation uses a comprehensive analysis of its asset/liability function, including a review of its funds management policy and its principal measure of liquidity.  The Corporation utilizes a liquidity measurement, called “Basic Surplus,” which redefines liquid assets as the total available assets held by the Corporation which can be converted to cash in thirty days or less, reduced by short term liabilities plus available borrowings.  As of September 30, 2003, the most recent calculation, Illini Corporation’s basic surplus was $23.3 million, or 8.5% of total average assets.

Management believes the formula provides an accurate measurement of liquidity and provides management with a comprehensible and consistent tool to develop pricing and profitability strategies.  Based on the new measurement and as compared to peer banks, management believes the liquidity position of the banks is strong.

PART I - Item 3.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2003.  Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls

PART II.  OTHER INFORMATION

Item 1                Legal Proceedings

Mary Quinn v. Illini Corporation and Illinois Stock Transfer Co.,

Sangamon County Case No. 98 CH 240

The case was filed in 1998 by a shareholder of Illini Corporation against Illinois Stock Transfer Company, as Rights Agent for Illini Corporation under Illini Corporation’s Shareholder Rights Agreement (the “Rights Agreement”), for specific performance of the Rights Agreement, both individually and on behalf of a class of Illini Corporation shareholders.  The complaint alleges that the Rights Agreement was triggered in April of 1998, and that the Rights Agent has a duty under the Rights Agreement to distribute Rights Certificates to the shareholders of Illini Corporation.  Illini Corporation was added as a Defendant in 1999, and the class has been certified.  Plaintiff seeks to recover her attorneys’ fees from Illini Corporation in addition to the other relief sought.  In January of 2000, the trial court entered Summary Judgement in favor of Illini Corporation and Illinois Stock Transfer Company.  Plaintiff appealed this ruling denying Plaintiff’s summary judgement motion to the Illinois Appellate Court.  The Appellate Court reversed the Summary Judgement for Defendants and remanded the case for trial on the issue of whether the Illini Corporation Board of Directors acted in good faith in determining that a shareholder’s acceptance of a gift of Illini Corporation Stock did not trigger the Rights Amendment and later, in Illini Corporation’s later amendment of the Rights Agreement.  The Appellate Court further ruled the Plaintiff’s attorneys’ fees were recoverable under the Rights Agreement.  After a series of unsuccessful motions filed by the plaintiff’s counsel, Illini Corporation entered a motion to remove the plaintiff’s counsel.  The court removed the counsel for the plaintiff class and appointed new counsel to represent the class.  The removed counsel filed a motion for reconsideration, which was denied.  The new counsel filed a Motion For Direction to remove the class representative, which was granted on January 15, 2003.  On March 7, 2003 the trial court appointed a successor class representative.  Illini Corporation is negotiating for a settlement of the suit with the new class representative and class counsel.  The former class representative filed a motion to opt out of the class.  Quinn’s Motion to Opt Out or Voluntarily Dismiss was denied.  Quinn thereafter filed a motion to intervene as plaintiff in the class suit.  That motion was denied. Quinn then filed a Motion For Trial Setting in which Quinn requested clarification as to her right to a trial on her individual claims and to set those claims for trial.  The Court denied Quinn’s Motion For Trial Setting.  Illini will vigorously oppose this action.

Mary Quinn v. Ida R. Noll, Burnard McHone, et al.

Sangamon County Case No. 01 CH 377

The case was filed in August of 2001 by a shareholder against a former shareholder and several present and former directors of Illini Corporation.  The complaint purports to bring a derivative cause of action arising out of the redemption of the shares of the former shareholder, which is alleged to have caused the defendants to breach the Shareholder Rights Agreement.  The complaint seeks rescission of the stock redemption and recovery of attorneys’ fees.  In July 2002 the court ordered this derivative suit stayed pending completion of the trial in the class action suit (discussed above) or upon further order.  In October 2003, Plaintiff moved to dismiss the case without prejudice and moved for an award of attorneys’ fees.  The Court granted the motion to voluntarily dismiss, but denied the motion for attorneys’ fees.  Plaintiff has requested clarification or reconsideration of the request for attorneys’ fees and a hearing on the motion to clarify or reconsider will be heard on November 26, 2003.  Illini will continue to vigorously defend this action.

Mary Quinn v. Ida R. Noll, William McCubbin, et al.

Sangamon County Case No. 2001 CH 00377, filed April 4, 2003, CIV.-3

Ed Ludwig and Phyllis Ludwig v. Ida Noll, William McCubbin, et al.

Sangamon County Case No. 2003 CH 00193

In April 2003, Illini, its directors, and one of its officers were named defendants in two separate complaints filed in the Circuit Court of Sangamon County.  Among other things, the complaints seek to rescind the stock purchase agreement entered into by Illini in 2001 to purchase approximately 30% of its common shares from a minority shareholder group.  The stock purchase agreement was a normal business transaction beneficial to its shareholders and was entered into after appropriate due diligence and consultation with the Company’s outside financial advisors.  Illini has filed a motion to dismiss on the basis of a prior pending action and a motion for a stay of proceedings until review of the case by its independent directors.  The review is in process.  The judge has recused himself from the case and it has been reassigned.  The motions remain pending.  IIllini will vigorously defend the lawsuits.

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
There were no reports on Form 8-K filed for the quarter ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Illini Corporation
(Registrant)

By: /s/Burnard K. McHone	November 12, 2003
Burnard K. McHone	Date signed
President

By: /s/Dennis B. Guthrie	November 12, 2003
Dennis B. Guthrie	Date signed
Chief Financial Officer