Form 10KSB
period 2003-12-31
ILLINI CORP
filed 2004-03-26
CIK 730037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒   Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

☐   Transition Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Common Stock, par value $.01 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Registrant’s revenues for fiscal year 2003 were $17,184,000.

On March 1, 2004, 411,701 shares of common stock were outstanding.  The aggregate market value of such shares held by non-affiliates of the registrant was approximately $12,969,000 (based on the average of the bid and asked prices of securities traded as of March 15, 2004).

TABLE OF CONTENTS

Part I
1.	Description of Business
2.	Description of Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

Part II
5.	Market for the Common Equity and Related Stockholder Matters
6.	Management’s Discussion and Analysis of Financial Condition & Results of Operations
7.	Financial Statements
8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
8A.	Controls and Procedures

Part III
9.	Directors, Executive Officers, Promoters and Control Persons
10.	Executive Compensation
11.	Security Ownership of Certain Beneficial Owners and Management
12.	Certain Relationships and Related Transactions
13.	Exhibits and Reports on Form 8-K
14.	Principal Accountant Fees and Services

Signatures

Information Concerning Forward-Looking Statements

Statements contained in this Form 10-KSB which are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words.  Such forward-looking statements are subject to risk and uncertainties, which could cause actual results to differ materially from those projected.  Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by Illini Corporation with the Securities and Exchange Commission from time to time.

PART I.

ITEM 1. - DESCRIPTION OF BUSINESS

Illini Corporation (or “Corporation”), a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of the State of Illinois in 1983.  Illini Corporation presently operates two wholly owned subsidiaries, Illini Bank, with 13 locations throughout four counties in central Illinois and Farmers State Bank of Camp Point, Camp Point, Illinois.  In addition the Corporation formed, Illini Statutory Trust I (“IST”), which had previously been consolidated with the Corporation and, as discussed in Note 1 to the Consolidated Financial Statements, is now reported separately.  Illini Corporation’s executive offices are located at 3200 West Iles Avenue, Springfield, Illinois 62707, and its telephone number is 217-787-5111.

The Corporation’s management philosophy is to centralize overall corporate policies, procedures, and administrative functions and to provide operational support for the subsidiary banks.  While each location is allowed flexibility in responding to local market conditions and customer and community needs, the Corporation operates as a single business segment.  The Corporation is committed to being a well managed, profitable financial institution providing a broad range of financial services and products, as well as contributing to the economic and social environment of its communities.

Illini Bank  (“Illini”) is an Illinois state bank, which had total assets of $228.3 million at December 31, 2003.  Illini maintains 13 banking facilities located in the following Illinois communities: Springfield, Lincoln, Auburn, Danvers, Divernon, Elkhart, Hudson, Mechanicsburg, Sherman, and Stonington.  Farmers State Bank of Camp Point (“Camp Point”) is an Illinois state bank, which had total assets of $35.8 million at December 31, 2003.  Camp Point maintains one banking facility located in Camp Point, Illinois.

Each Bank offers their customers a wide variety of financial services and products.  Deposit products include a variety of checking, NOW, money market, savings, investment sweep accounts, and certificates of deposit.  Lending products include short, intermediate, and long-term business and agricultural loans, commercial and residential real estate loans, personal and consumer purchase loans, home equity loans, and personal secured and unsecured lines of credit.  Additional product offerings include letters of credit, credit cards, notary services, safe deposit boxes, and check imaging.  During 2002, Illini entered into an agreement with PRIMEVEST Financial Services, Inc. in order to secure the services of a registered broker-dealer, subject to federal and state securities laws and the NASD Conduct Rules, as a convenience and accommodation to Illini’s customers.  The general purpose of the full service brokerage services provided by Illini is to provide customers of Illini access to professional investment and insurance advice, based on customer suitability.  The activity operates as a division of Illini and is called “Illini Financial Services”.

Illini’s and Camp Point’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) under the Bank Insurance Fund (“BIF”) to the maximum amount allowed by law.  Illini Corporation is supervised and regulated by the Board of Governors of the Federal Reserve (“FRB”) and Illini and Camp Point are supervised and regulated by the FDIC and the Office of Banks and Real Estate of the State of Illinois.

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

•                  Supervision and Regulation - General

Various federal and state banking laws and regulations affect the business of Illini Corporation.  The Corporation is subject to supervision, regulation, and periodic examination by the FRB.  The Corporation’s subsidiary banks are subject to supervision, regulation, and periodic examinations by the Office of Banks and Real Estate of the State of Illinois and the FDIC.  The following is a summary of certain statutes and regulations affecting Illini Corporation, Illini and Camp Point.  This summary is qualified in its entirety by such statutes and regulations, which are subject to change based on pending, and future legislation and action by regulatory agencies.  Proposals to change the laws and regulations governing the operation of banks and companies, which control banks and other financial institutions, are frequently raised in Congress.  The likelihood of any major legislation and the impact such legislation might have on the Corporation, Illini or Camp Point is, however, impossible to predict.

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

The Gramm-Leach-Bliley Act (“GLB Act”) was enacted in November 1999.  Under the GLB Act, bank holding companies that meet certain standards are permitted to engage in a wider range of activities, including securities and insurance activities.  Specifically, a bank holding company that elects to become a “financial holding company” may engage in many activities that are financial in nature, including lending, exchanging, transferring, investing for others, or safeguarding money or securities; underwriting and selling insurance; providing financial, investment, or economic advisory services; underwriting, dealing in, or making a market in securities; and those activities currently permitted for bank holding companies that are so closely related to banking, or managing or controlling banks, as to be a proper incident thereto.  The Corporation has not elected to become a financial holding company at this time.  A bank holding company may elect to become a financial holding company only if each of its depository institution subsidiaries is well-capitalized, well-managed, and has a Community Reinvestment Act rating of “satisfactory” or better at its most recent examination.

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

•                  Dividend Restrictions

The Corporation’s principal source of income is the payment of dividends on the stock of the banks owned by the Corporation.  Illinois law restricts the Banks’ ability to pay these dividends.  Under the Illinois Banking Act, no dividend may be declared by an Illinois state-chartered bank (i) except out of the bank’s net profits and (ii) unless the bank has transferred to surplus at least one-tenth of its net profits since the date of the declaration of the last preceding dividend, until the amount of its surplus is at least equal to its capital.  Net profits under the Illinois Banking Act must be adjusted for losses and bad debts (i.e. debts owing to the bank on which interest is past due and unpaid for a period of six months or more unless such debts are well secured and in the process of collection).

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), no insured depository institution may declare any dividend if, following the payment of such dividend, the institution would be undercapitalized.

•                  Transactions with Affiliates and Insiders

Illini Bank, Camp Point and Illini Corporation are affiliates of each other and, as such, are subject to certain federal restrictions on loans and extensions of credit to the Corporation, on investments in the Corporation and its affiliates’ securities, on acceptance of such securities as collateral for loans to any borrower and on leases and services and other contracts between the banks and the Corporation.  Additionally, regulations allow each Bank to extend credit to the executive officers, directors, and principal shareholders or their related interests only if the loan is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-insiders.  Moreover, loans to insiders must not involve more than the normal risk of repayment or present other unfavorable features and must, in certain circumstances, be approved in advance by a majority of the entire board of directors of each bank.  The aggregate amount that can be lent to all insiders is limited to each bank’s unimpaired capital and surplus.  There are additional limitations on the amount of loans that can be made to each bank’s executive officers.

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

Under the current risk-based assessment system, a depository institution pays an assessment of between 0 cents and 27 cents per $100 of insured deposits, based on its capital level and risk classification.  To arrive at a risk-based assessment for an insured institution, the FDIC places it in one of nine risk categories using a two-step analysis based first on capital ratios and then on relevant supervisory information.

In addition, pursuant to the Deposit Insurance Funds Act of 1996, the FDIC imposed a special assessment on bank deposits at a rate not tied to risk classification in order to service debt on the Financing Corporation (FICO) bonds issued in connection with the federal government’s bail out of the thrift industry.  Any further significant changes in the deposit insurance assessment rate imposed by the FDIC could have a material effect on the earnings of the Corporation.

•                  Capital Requirements

The FRB has imposed risk-based capital guidelines applicable to the Corporation.  These guidelines require that bank holding companies maintain capital commensurate with both on-and off-balance sheet credit and other risks of their operations.  Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets of 8 percent.  In addition, a bank holding company must maintain a minimum ratio of Tier 1 capital equal to 4 percent of risk-weighted assets.  Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill.  As a supplement to risk-based capital requirements, the FRB has also imposed leverage capital ratio requirements.  The leverage ratio requirements establish a minimum required ratio of Tier 1 capital to total assets less goodwill of 3 percent for the most highly rated bank holding companies.  All other bank holding companies are required to maintain additional Tier 1 capital yielding a leverage ratio of 4 percent to 5 percent, depending on the particular circumstances and risk profile of the institution.  Refer to the Capital Resources Section of Item 6 and Note 16 included under Item 7 for a summary of the Corporation’s capital ratios as of December 31, 2003 and 2002.

Each bank is also subject to risk-weighted capital standards and leverage measures, which are similar, but in some cases not identical, to the requirements for bank holding companies, which apply to the Corporation.  At December 31, 2003 Illini and Camp Point met all applicable capital requirements.

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

The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.  In view of constantly changing conditions in the national economy and the money market, as well as the effect of acts by the monetary and fiscal authorities, including the FRB, no definitive predictions can be made by the Corporation or the banks as to future changes in interest rates, credit availability, deposit levels, or the effect of any such changes on the Corporation’s or the banks’ operations and financial condition.

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

As a registered company with the SEC, the Corporation is subject to certain provisions of the Sarbanes-Oxley Act of 2002.  The Board of Directors and management are aware of the required changes in corporate governance and disclosure and have acted to adopt the necessary actions for 2003.

•                  Employees

As of December 31, 2003, the Corporation, Illini and Camp Point had 110 total employees and 92 full-time employees.

•                  Statistical Disclosure

Consolidated Average Balances, Interest Income/Expense and Yields/Rates
Rate/Volume Variance Analysis
Investment Securities Available for Sale
Investment Securities Available for Sale Maturity Schedule
Loan Portfolio
Selected Loan Maturity and Interest Rate Sensitivity
Nonperforming Assets
Summary of Loan Loss Experience
Allocation of Allowance for Loan Losses
Maturities of Time Deposits
Return on Equity and Assets
Noninterest Income
Noninterest Expense

•                  Reports to Security Holders

The Corporation files reports with the Securities and Exchange Commission (“SEC”) such as Forms 10-KSB, Forms 10-QSB, Forms 8-K and Schedules 14a.

The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and their address is http://www.sec.gov.  The public may also go to Illini Corporation’s web site at http://www.illinibank.com.

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

ITEM 3. - LEGAL PROCEEDINGS

Various legal claims have arisen against Illini Corporation in the normal course of business, which, in the opinion of Illini Corporation management, will not result in any material liability to Illini Corporation.  Three (3) additional cases remain pending at December 31, 2003.

The first case was filed in 1998 by a shareholder of Illini Corporation against Illinois Stock Transfer Company, as Rights Agent for Illini Corporation under Illini Corporation’s Shareholder Rights Agreement (“Rights Agreement”), for specific performance of the Rights Agreement, on behalf of the plaintiff individually and on behalf of a class of Illini Corporation shareholders.  The complaint alleged that the Rights Agreement was triggered in April of 1998, and the Rights Agent had a duty under the Rights Agreement to distribute Rights Certificates to the shareholders of Illini Corporation.  Illini Corporation was added as a Defendant in 1999 and the class certified.  Plaintiff was seeking to recover attorney’s fees from Illini Corporation in addition to other relief.  In January of 2000, the trial court entered summary judgment in favor of Illini Corporation and Illinois Stock Transfer Company.  Plaintiff appealed this ruling denying Plaintiff’s summary judgment motion to the Illinois Appellate Court.  The Appellate Court reversed the Summary Judgment for Defendants and remanded the case for trial on the issue of whether the Illini Corporation Board of Directors acted in good faith in determining that a shareholder’s acceptance of a gift of Illini Corporation Stock did not trigger the Rights Agreement, and in Illini Corporation’s later amendment of the Rights Agreement.  The Appellate Court further ruled the Plaintiff’s attorney’s fees were recoverable under the Rights Agreement.  After a series of unsuccessful motions filed by the plaintiff’s counsel, Illini Corporation entered a motion to remove the plaintiff’s attorney.  The court removed the attorney for the plaintiff class and appointed new counsel to represent the class.  The removed counsel filed a motion for reconsideration, which was denied.  The new counsel filed a Motion For Direction to remove the class representative, which was granted on January 15, 2003.  On March 7, 2003 the trial court appointed a successor class representative. The Corporation has negotiated a settlement of the suit with the new class representative and class counsel.  The terms of that settlement have been agreed upon and are now subject to the court’s approval.  That agreement provides for a complete resolution of the shareholder claims and a portion of the claims for attorney fees for the class representative.  Illini has accrued for this expense and it will have no adverse impact on the Corporation.  The court will also be asked to deny the fee request filed by the attorney for the original class representative. That proceeding should be concluded in the trial court by June 2004.

The second case was filed in August of 2001 by a shareholder against a former shareholder and several past and present directors of Illini Corporation.  The complaint purports to bring a derivative cause of action arising out of the redemption of the shares of the former shareholder, which is alleged to have caused the defendants to breach the Shareholder Rights Agreement.  The complaint seeks rescission of the stock redemption and recovery of plaintiff’s attorney’s fees.  In July 2002 the court ordered this derivative suit stayed pending a decision in other litigation.  In October 2003, plaintiff moved to dismiss the case without prejudice and for an award of attorney’s fees.  Illini Corporation did not oppose the motion to dismiss the case and that motion was granted.  Illini Corporation did oppose the request for attorney’s fees filed by plaintiff’s attorney.  The request for attorney fees was denied by the Court.  The decision of the trial court denying the request that Illini Corporation pay plaintiff’s attorney’s fees is being appealed to the Fourth District, Illinois Appellate Court.  Illini will continue to vigorously oppose that request for attorney’s fees.

In April 2003, Illini Corporation, its directors, and one of its officers were named as defendants in a complaint filed in the Circuit Court of Sangamon County.  Plaintiffs seek to rescind the Stock Purchase Agreement entered into by the Corporation in 2001 to purchase approximately 30% of its common shares from a minority shareholder group.  The Stock Purchase Agreement was a normal business transaction beneficial to the Corporation’s shareholders and was entered into after appropriate due diligence and consultation with the Corporation’s outside financial advisors.  The Corporation has filed motions to dismiss on the basis of a prior pending action and a motion for a stay of proceedings until review of the case by its independent directors.  Those motions remain pending.  The Corporation will vigorously defend the lawsuit.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II.

ITEM 5. - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of the Corporation is traded over the counter and listed on the over the counter bulletin board (OTCBB).  The following table sets forth the high and low bid quotations by calendar quarter of the common stock of the Corporation.  The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

2003	High	Low	Cash Dividends Declared

1st Quarter	$27.50	$25.50	$.25
2nd Quarter	34.00	25.50	.25
3rd Quarter	33.75	28.00	.25
4th Quarter	33.50	31.50	.25

2002	High	Low	Cash Dividends Declared

1st Quarter	$33.50	$26.00	$.25
2nd Quarter	28.00	26.00	.25
3rd Quarter	29.90	28.03	.25
4th Quarter	30.50	26.26	.25

As of December 31, 2003, there were 1,310 shareholders of record of Illini Corporation common stock.

The Corporation issued $1.00 per share in dividends, which totaled $411,701 in both 2003 and 2002.  Due to its status as a bank holding company, the Corporation’s ability to issue dividends is restricted by regulatory provisions set forth in “Item 1. Description of Business—Supervision and Regulation—Dividend Restrictions” which is incorporated by reference herein.

ITEM 6. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•                  Introduction

The following discussion highlights the significant factors affecting the operations and financial condition of the Corporation for the two fiscal years ended December 31, 2003 and December 31, 2002.  The discussion should be read in conjunction with the consolidated financial statements, accompanying notes, and selected financial data as set forth in “Item 7. Financial Statements” which is incorporated by reference herein.

The Corporation cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report, or made by management involve estimates and uncertainties and are subject to change based upon various important factors.  Actual results for 2004 and beyond could differ materially from results expressed or implied by forward looking statements in this report.

•                  Summary

The year 2003 was one of challenges for the Corporation.  After several years of growth in assets, total assets declined during 2003, to $264.8 million from $282.7 million at year-end 2002.  Net loans, including loans held for sale, declined $21.2 million during the year, to close the year at $186.1 million, as compared to $207.4 at the end of 2002.  This decrease reflected management’s efforts to identify and remove marginal credits from the books of Illini and to improve the overall quality of the loan portfolio.  Cash and cash equivalents also decreased from the end of 2002, down $3.9 million.  Decreases in total assets were partially offset by a $5.0 million increase in investment securities, and an increase of $3.1 million in other real estate owned.

As part of the overall contraction in the total assets of the Corporation, management made a conscious effort to reduce its exposure in out of the area certificates of deposit.  This is reflected in a decrease in time deposits of $100,000 and over of $4.5 million, and a decrease in other time deposits of $17.4 million.  These declines were partially mitigated by continued growth in low-cost core deposits, represented by noninterest-bearing demand, NOW, money market and savings deposits, up $3.7 million from year-end 2002, and by an increase in long-term debt of  $3.0 million.

The decline in total assets of the Corporation, combined with continued low interest rates, had a negative impact on earnings in 2003.  Net income of  $595,000 was down  $927,000 from the $1,522,000 reported for 2002.  Interest income on loans decreased by $2.6 million for the year, while interest income on taxable securities decreased by $0.6 million.  These decreases were partially mitigated by a reduction of $1.7 million in interest expense.  Also negatively affecting earnings was an increase of $321,000 in the provision for loan losses.  This however, was offset by a reduction of $296,000 in noninterest expense.

Management continues to focus on improving the credit quality of the loan portfolio, reducing overhead costs, increasing revenues through targeted sales efforts, and continued development of our associates through the execution of our business plan.

The following table details changes in the Corporation’s net income per share over the last two fiscal years.

Change in Earnings Per Share (EPS)

for 2003 and 2002

	2003-02	2002-01
Per share
Net income prior period	$3.70	$2.64
Change in EPS attributable to change in:
Net interest income	(3.68)	6.01
Provision for loan losses	(0.78)	(0.60)
Noninterest income	0.07	(0.53)
Noninterest expense	0.72	(3.77)
Income tax (expense) benefit	1.42	(0.05)
Net increase (decrease)	(2.25)	1.06
Net income current period	$1.45	$3.70

•                  Overview-Balance Sheet Review

Average assets were $273.0 million in 2003, a decrease of $9.1 million, or 3.2%, from 2002.  Average total loans were $197.6 million in 2003, a decrease of $13.9 million, or 6.6%, from 2002.  Average deposits were $236.4 million in 2003, a decrease of $8.8 million, or 3.6%, from 2002.

•                  Securities

Total securities as of December 31, 2003 were $47.2 million, an increase of $5.0 million, or 11.7%, over the prior year-end.  At December 31, 2003 and 2002, the total securities portfolio comprised 17.8% and 14.9%, respectively, of total assets.

The Corporation’s investment strategy is to maximize portfolio yields commensurate with credit risk and liquidity considerations.  The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment.  Approximately $4.7 million, or 9.8%, of the securities portfolio at December 31, 2003 matures within one year.  Scheduled maturities and the prepayment of mortgage-backed securities represent a source of liquidity for Illini and Camp Point.

Mortgage-backed securities and collateralized mortgage obligations as of December 31, 2003 totaled $9.2 million and represent 19.4% of total securities.  The distribution of mortgage-backed securities includes $7.5 million of U.S. government agency mortgage-backed pass through securities and $1.7 million of private issue collateralized mortgage obligations.

At December 31, 2003, securities available for sale totaled $47.2 million.  There were no securities classified as held to maturity or trading at the end of 2003 or 2002.  The securities available for sale portfolio at the end of 2003 included gross unrealized gains of $1,770,000 and gross unrealized losses of $55,000, of which the combined effect, net of tax, is included as an unrealized gain in stockholders’ equity.  For comparative purposes, at December 31, 2002, gross unrealized gains of $2,301,000 and gross unrealized losses of $12,000 were included in the securities available for sale portfolio, which is set forth in “Item 7. Financial Statements –Note 3”, and is incorporated by reference herein.

•                  Maturities and Duration

The maturities and weighted average yields of the investment portfolio at the end of 2003 are presented in the following table.  Maturities of private mortgage-backed securities are based on their average expected lives and include the effects of anticipated prepayments.  All other securities are listed at their actual maturity or contractual repricing interval.  The amounts and yields disclosed reflect the net carrying value, which is the same as fair value.  Taxable equivalent adjustments, using a 34% tax rate, have been made in calculating yields on tax-exempt obligations.

The securities portfolio at December 31, 2003 contained, in the aggregate, securities of the City of Litchfield and the County of Sangamon that each had a book or market value in excess of 10% of shareholders’ equity of the Corporation.  Excluding those issued by the United States government, or its agencies or corporations, there were no other securities of an issuer with an aggregate book or market value in excess of 10% of shareholders’ equity of the Corporation.

Maturities and Yield of Securities

	Total	Weighted Average Tax Equivalent Yield
	(dollars in thousands)
U.S. government agencies:
0 to 1 years	$1,325	5.08%
1 to 5 years	12,305	3.29
5 to 10 years	9,157	3.68
Total	$22,787	3.55%

Mortgage-backed securities and collateralized mortgage obligations:
0 to 1 year	$2,649	4.98%
1 to 5 years	6,385	3.46
5 to 10 years	36	3.45
Over 10 years	99	5.67
Total	$9,169	3.92%

States of the U.S. and political subdivisions:
0 to 1 year	$737	6.11%
1 to 5 years	4,926	7.39
5 to 10 years	5,865	8.19
Over 10 years	3,678	8.20
Total	$15,206	7.83%

Other equity securities, no stated maturity	$10	—

Total securities:
0 to 1 year	$4,711	5.19%
1 to 5 years	23,616	4.19
5 to 10 years	15,058	5.44
Over 10 years	3,777	8.13
No stated maturity	10	—
Total	$47,172	5.00%

•                  Loans

The Corporation’s loan portfolio consists of a diverse variety of loan types within the following major categories: commercial real estate, residential real estate, consumer, commercial, and agricultural loans.

Net loans, including loans held for sale, decreased $21.3 million from $207.4 million as of December 31, 2002 to $186.1 million as of December 31, 2003.  Average total loans decreased $13.9 million from $211.5 million in 2002 to $197.6 million in 2003.  As mentioned in the balance sheet review section, this decrease is reflective of management’s efforts during the course of 2003 to remove marginal credits from the books of Illini and focus on further strengthening the remaining loan relationships.

The largest decrease was in commercial loans, where the average balance decreased $8.1 million to $36.9 million in 2003. Consumer loans decreased $4.2 million on average to $7.3 million.  While these two categories of loans were decreasing, the continued low interest rates resulted in a heavy increase in the number of residential real estate loans, either purchase loans or refinancings written during 2003.  This category increased, on average, $3.7 million in 2003.

All of the Corporation’s loans are domestic.  The Corporation does not currently engage in foreign loans, or lease financing.  Additionally, the Corporation does not have any concentration of loans exceeding 10% of total loans, which are not otherwise disclosed under “types of loans.”

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

•                  Types of Loans

A summary of loans by type as of December 31, 2003 and 2002 is set forth in “Item 7. Financial Statements—Note 4”, which is incorporated by reference herein.

•                  Maturities and Interest Rate Sensitivity of Loans

A significant portion, $70.0 million (37.1%), of Illini and Camp Point’s loan portfolios reprice or mature within one year, while $150.6 million (79.9%), of the loan portfolios reprice or mature within five years.  The relatively short duration of the loan portfolios requires diligence on the part of management to replace and/or renew maturing loans more frequently.  However, it benefits Illini and Camp Point by decreasing their susceptibility to rising interest rates and by allowing management more frequent opportunities to reassess and adjust loan agreements with borrowers and to exit deteriorating loan relationships.  A total of 63.8% of commercial, financial, and agricultural loans mature within one year, as referenced in the table below.

Loans

	Maturity
	One year or less	One to five years	After five years	Total
	(dollars in thousands)
Commercial, financial, and agricultural	$32,092	$16,311	$1,920	$50,323
Real estate construction	3,839	492	227	4,558
	$35,931	$16,803	$2,147	$54,881

	Interest Sensitivity
	Fixed interest rates	Floating or adjustable interest rates	Total
	(dollars in thousands)
Loans due after one but within five years	$12,893	$3,910	$16,803
Loans due after five years	993	1,154	2,147
	$13,886	$5,064	$18,950

Deposits

Average deposits decreased $8.8 million, or 3.6%, to $236.4 million in 2003.  Illini and Camp Point’s overall cost of funds related to deposits decreased 58 basis points to 2.19% in 2003 due to the declining interest rate environment.  From December 31, 2002 to December 31, 2003 NOW and Money Market accounts increased by $2.9 million to $59.5 million and savings deposits increased by $1.5 million to $21.4 million, while decreases were seen in time deposits, down $21.9 million to $111.3 million and in noninterest-bearing demand deposits, down $0.7 million to $34.4 million.  Total deposits decreased $18.2 million, or 7.4%, to $226.6 million at December 31, 2003.

	Average Balances of Deposits and Cost of Funds
	2003 Average		2002 Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)

Noninterest bearing demand deposits	$32,198	—	$32,189	—
NOW and money market deposit accounts	58,108	0.97%	58,983	1.77%
Savings deposits	21,407	0.73	19,608	1.33
Time deposits	124,646	3.57	134,387	4.09
	$236,359	2.19%	$245,167	2.77%

	Maturity of Time Deposits Greater Than $100,000 At December 31, 2003
	Time Certificates of Deposit	Other Time Deposits	Total
	(dollars in thousands)

Three months or less	$3,778	$—	$3,778
Three to six months	4,417	—	4,417
Six to twelve months	5,954	—	5,954
Over twelve months	4,170	—	4,170
	$18,319	$—	$18,319

•                  Critical Accounting Policies

The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Corporation’s significant accounting policies are described in detail in the notes to the Corporation’s consolidated financial statements for the year ended December 31, 2003. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Significant accounting policies are those policies that management believes are the most important to the portrayal of the Corporation’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

Allowance for Loan Losses - The allowance for loan losses provides coverage for probable incurred losses inherent in the Corporation’s loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Corporation determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for loan losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.

Regardless of the extent of the Corporation’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors, including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Corporation estimates a range of losses related to the existence of these exposures. The estimates are based upon the Corporation’s evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

Mortgage Servicing Rights - Mortgage servicing rights (“MSRs”) associated with loans originated and sold, where servicing is retained, are capitalized and included in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Significant accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of the fair value. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics.  Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.  Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.

Other Real Estate Owned - OREO is recorded on an individual asset basis at the lower of fair value less estimated disposal costs or cost.  The Corporation obtains third party appraisals on these properties and if the fair value declines subsequent to foreclosure the deficiency is recorded as a valuation allowance and is recorded through expense.

•                  Liquidity

Liquidity represents the availability of funding to meet obligations to depositors, borrowers, and creditors at a reasonable cost without adverse consequences.  Accordingly, the liquidity position is influenced by the funding base and asset mix.

The Corporation requires adequate liquidity to pay its expenses and pay stockholder dividends.  Liquidity is provided to the Corporation in the form of dividends from the subsidiary banks.  Dividends from Illini totaled $1.9 million in 2003, compared to $1.1 million in 2002.  In both 2003 and 2002, dividends from Camp Point totaled $0.2 million.  Illini and Camp Point’s liquidity is provided by bank cash balances, liquidation of short-term investments, loan payments, an overnight federal funds line of credit, and borrowings from the Federal Home Loan Bank of Chicago.  While the banks are limited in the amount of dividends they pay, as of December 31, 2003, a combined $4.7 million was available for payment to the Corporation in the form of dividends without prior regulatory approval.

Cash and cash equivalents, which include federal funds sold and interest bearing deposits with banks, decreased $4.0 million to $15.9 million at December 31, 2003, compared to $19.9 million at December 31, 2002.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities, the sale of available for sale investment securities, and the sale of 1-4 family mortgage loans to the secondary mortgage market through the Federal National Mortgage Association.

The liability portion of the balance sheet provides liquidity through federal funds purchased, securities sold under agreements to repurchase, other short-term debt, and long-term debt.  As of December 31, 2003, Illini had an overnight federal funds line of credit with an unaffiliated financial institution in the amount of $0.7 million, all of which was available for borrowing.  Illini is also a member of the Federal Home Loan Bank of Chicago (“FHLB”) and can borrow up to $19.3 million.  As of December 31, 2003, Illini had advances through the FHLB of $4.0 million maturing in 2004, $2.0 million maturing in 2005, and $3.0 million maturing in 2006.  The Corporation also had a note payable in the amount of $2.3 million, maturing in 2005.

•                  Capital Resources

Total shareholders’ equity decreased from $15.2 million at December 31, 2002 to $15.0 million at December 31, 2003.  This slight decrease in capital is composed of a decrease in accumulated other comprehensive income of $0.4 million and dividends paid to shareholders in the amount of $0.4 million, offset by net income of $0.6 million.  The primary source of capital of the Corporation is retained earnings.  Cash dividends per share were $1.00 for 2003 and 2002.  The Corporation retained 30.9% of its net income for 2003 and 73.0% for 2002.

The capital is supplemented by a preferred security issued by the trust subsidiary, Illini Statutory Trust I (“IST”), which was completed February 22, 2001.  Twenty Five (25) percent of the Tier I capital ratio can be comprised of the trust preferred issue.

Regulatory guidelines require bank holding companies, commercial banks, and thrifts to maintain certain minimum ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well capitalized,” the Corporation and the banks must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%. Illini’s ratios as of December 31, 2003 were 8.06%, 10.36%, and 11.53%, respectively, which meet the criteria for “well capitalized.” Camp Point’s ratios as of December 31, 2003 were 8.99%, 14.45%, and 15.70%, respectively, which meet the criteria for “well capitalized.”  The Corporation’s ratios as of December 31, 2003 were 6.29%, 8.30%, and 11.68%, respectively.

As of December 31, 2003, management is not aware of any current recommendations by banking regulatory authorities, which if they were to be implemented, would have or are reasonably likely to have a material adverse impact on the Corporation’s liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

	Key Ratios For the years ended December 31,
	2003	2002	2001	2000	1999
Return on average assets	0.22%	0.54%	0.49%	0.75%	0.39%
Return on average equity	3.83	10.83	8.00	9.42	4.31
Dividend payout ratio	69.24	27.05	37.88	33.74	71.30
Average equity to average assets ratio	5.69	4.98	6.16	7.92	9.00

•                  Net Interest Income

Net interest income is the principal component of the Corporation’s net income stream and represents the difference between interest and fee income generated from earning assets and interest expense paid on deposits and borrowed funds.  Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest bearing liabilities, can materially impact net interest income.  The discussion of net interest income is presented on a taxable equivalent basis to facilitate performance comparisons among various taxable and tax-exempt assets.

Interest income decreased $3.2 million from 2002 to 2003.  Interest expense decreased $1.7 million from 2002 to 2003, resulting in a decrease in net interest income of $1.5 million.  The net interest margin fell from 3.62% in 2002 to 3.53% in 2003.  The decline in the interest margin is due to loans repricing into lower interest rates, and the increase in nonperforming loans.  The securities portfolio has a weighted average tax equivalent yield of 5.45%, while the loan portfolio has an average yield of 6.57% for 2003.  With the decrease in the loan balances, total earning assets decreased to $250.6 million.

The $1.7 million decrease in interest expense was primarily attributable to a $0.5 million decline in NOW and money market accounts interest expense, and another $1.0 million decline in time deposit interest expense.  Average interest bearing liabilities decreased $8.4 million, while experiencing a 61 basis point decrease in the overall cost of funds.

The decrease in the average yield and cost of funds was the result of the Federal Reserve System’s effort to stimulate the economy by the lowering of interest rates.  The interest rates that the Corporation charges to borrowers and pays to depositors are greatly influenced by these rates.

Net Interest Income - Rate/Volume Variance Analysis

	2003-02			2002-01
	Changes in Income/Expense	Volume Effect	Rate Effect	Changes in Income/Expense	Volume Effect	Rate Effect
	(dollars in thousands)

Short-term investments	$23	$95	$(72)	$(213)	$19	$(232)
Investment securities:
Taxable	(597)	(190)	(407)	(710)	(490)	(220)
Nontaxable (*)	44	38	6	136	150	(14)
Loans (*)	(2,688)	(1,057)	(1,631)	177	2,322	(2,145)
Total interest income	$(3,218)	$(1,114)	$(2,104)	$(610)	$2,001	$(2,611)
Savings and interest bearing demand accounts	(587)	9	(596)	(915)	30	(945)
Time deposits	(1,034)	(400)	(634)	(859)	911	(1,770)
Short-term debt	(12)	(13)	1	(47)	(49)	2
Long-term debt	(43)	46	(89)	(183)	249	(432)
Subordinated debentures	7	—	7	154	71	83
Total interest expense	$(1,669)	$(358)	$(1,311)	$(1,850)	$1,212	$(3,062)

Net interest income	$(1,549)	$(756)	$(793)	$1,240	$789	$451

(*) Fully taxable equivalent basis using the federal statutory rate of 34% for all years presented.

NOTE:  The change in interest, which cannot be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Year ended December 31,
	2003				2002
	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)

ASSETS

Interest-earning assets:
Short-term investments	$13,874	5.1%	$141	1.02%	$7,698	2.7%	$118	1.54%
Investment securities (3)
Taxable	26,125	9.6	983	3.76	29,698	10.5	1,580	5.32
Tax-exempt (1)	15,125	5.5	1,267	8.37	14,671	5.2	1,223	8.34
Total securities	41,250	15.1	2,250	5.45	44,369	15.7	2,803	6.32
Loans
Commercial (1)	36,943	13.5	2,386	6.46	44,989	16.0	3,199	7.11
Agriculture	14,632	5.3	797	5.45	15,800	5.6	1,012	6.40
Real estate
Commercial	96,672	35.4	6,220	6.43	100,104	35.5	7,378	7.37
Agriculture	5,888	2.2	450	7.63	6,604	2.3	520	7.88
Residential	35,409	13.0	2,353	6.65	31,677	11.2	2,411	7.61
Consumer, net	7,325	2.7	653	8.92	11,526	4.1	1,019	8.84
Credit card	759	0.3	133	17.50	839	0.3	141	16.86
Total loans	197,628	72.4	12,992	6.57	211,539	75.0	15,680	7.41
Allowance for loan losses	(2,149)	(0.8)			(2,226)	(0.8)
Net loans (1) (2)	195,479	71.6	12,992	6.65	209,313	74.2	15,680	7.49
Total interest earning assets	250,603	91.8	15,383	6.14	261,380	92.6	18,601	7.12
Cash and due from banks	5,806	2.1			5,899	2.1
Premises and equipment	6,521	2.4			6,940	2.5
Other real estate owned	3,218	1.2			753	0.3
Other assets (3)	6,872	2.5			7,183	2.5
Total assets	$273,020	100.0%			$282,155	100.0%

LIABILITIES
Deposits:
Noninterest bearing deposits	$32,198	11.8%			32,189	11.4%
Interest bearing demand	58,108	21.3	$562	0.97%	58,983	20.9	$1,044	1.77%
Savings	21,407	7.8	156	0.73	19,608	6.9	261	1.33
Time deposits less than $100,000	102,921	37.7	3,707	3.60	109,594	38.8	4,444	4.06
Total core deposits	214,634	78.6	4,425	2.06	220,374	78.0	5,749	2.61
Time deposits $100,000 and over	21,725	8.0	749	3.45	24,793	8.8	1,046	4.22
Total deposits	236,359	86.6	5,174	2.19	245,167	86.8	6,795	2.77
Short-term debt	660	0.2	18	2.76	1,135	0.4	30	2.67
Long-term debt	9,305	3.4	393	4.23	8,410	3.0	436	5.19
Subordinated debentures (4)	9,000	3.3	947	10.52	9,000	3.2	940	10.44
Total interest bearing liabilities	223,126	81.7	6,532	2.93	231,523	82.0	8,201	3.54
Other liabilities	2,157	0.8			4,389	1.6
Total liabilities	257,481	94.3			268,101	95.0
Shareholders’ Equity	15,539	5.7			14,054	5.0
Total liabilities and shareholders’ equity	$273,020	100.0%			$282,155	100.0%
Net interest margin			$8,851	3.53%			$10,400	3.62%

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

(2)                      Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $406,000 in 2003 and $351,000 in 2002.

(3)                      Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(4)                      The average balance for the Corporation is based on a monthly average balance versus a daily average balance.

	Year ended December 31, 2001
	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$7,283	2.8%	$331	4.55%
Investment securities (3)
Taxable	37,791	14.5	2,290	6.06
Tax-exempt (1)	12,890	5.0	1,087	8.43
Total securities	50,681	19.5	3,377	6.66
Loans
Commercial (1)	33,739	13.0	2,829	8.39
Agriculture	12,985	5.0	970	7.47
Real estate
Commercial	83,258	32.1	7,074	8.50
Agriculture	7,420	2.9	629	8.47
Residential	32,513	12.5	2,715	8.35
Consumer, net	13,019	5.0	1,138	8.74
Credit card	808	0.3	148	18.29
Total loans	183,742	70.8	15,503	8.44
Allowance for loan losses	(2,241)	(0.9)
Net loans (1) (2)	181,501	69.9	15,503	8.54
Total interest earning assets	239,465	92.2	19,211	8.02
Cash and due from banks	5,847	2.2
Premises and equipment	6,961	2.7
Other real estate owned	444	0.2
Other assets (3)	6,883	2.7
Total assets	$259,600	100%

LIABILITIES

Deposits:
Noninterest bearing deposits	$28,724	11.1%
Interest bearing demand	59,356	22.9	$1,906	3.21%
Savings	17,288	6.7	314	1.82
Time deposits less than $100,000	89,199	34.3	4,866	5.45
Total core deposits	194,567	75.0	7,086	3.64
Time deposits $100,000 and over	28,676	11.0	1,483	5.17
Total deposits	223,243	86.0	8,569	3.84
Short-term debt	3,098	1.2	77	2.49
Long-term debt	6,000	2.3	619	10.31
Subordinated debentures (4)	8,250	3.2	786	9.53
Total interest bearing liabilities	211,867	81.6	10,051	4.74
Other liabilities	3,025	1.2
Total liabilities	243,616	93.9
Shareholders’ Equity	15,984	6.1
Total liabilities and shareholders’ equity	$259,600	100.0%
Net interest margin			$9,160	3.83%

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

(2)          Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $388,000 in 2001.

(3)          Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(4)          The average balance for the Corporation is based on a monthly average balance versus a daily average balance.

•      Provision for Loan Losses, Net Charge-Offs and Allowance for Loan Losses

The provision for loan losses charged to earnings was $1,081,000 for 2003, an increase of $321,000, or 42.3%, from the $760,000 in 2002.  During 2001, the provision for loan losses was $605,000.  The ratio of net charge-offs to average loans outstanding has increased from 0.38% to 0.19% to 0.60% for the years ended December 31, 2001, 2002 and 2003, respectively.  The provision for loan loss expense increased to $1,081,000 for 2003 from $760,000 in 2002, primarily due to an increase in nonperforming loans.  Nonaccrual loans increased to $5,505,000 at December 31, 2003, compared to $4,901,000 at December 31, 2002.

The management of the Corporation considers a number of factors in determining the amount of the allowance for loan losses.  These factors include, but are not limited to, the following:

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

The allowance for loan losses as a percent of total loans, including loans held for sale, increased from 1.18% at December 31, 2002, to 1.25% at December 31, 2003.  Excluding loans held for sale the ratio was 1.21% and 1.36%, respectively.  In the fourth quarter of 2003 Illini charged off $473,000 of loans, with two loans comprising $324,000 of that total.  Illini adjusted its regular provision to maintain its reserve for loan losses at a level estimated to be sufficient to cover probable incurred losses in its loan portfolio.

•                  Summary of Loan Loss Experience

The following summary presents the changes in the allowance for loan losses for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
	(dollars in thousands)

Average loans outstanding	$197,628	$211,539	$183,742

Allowance for loan losses:
Balance at beginning of year	$2,468	$2,103	$2,188
Loans charged-off:
Commercial, financial, and agricultural	(737)	(157)	(581)
Real estate	(382)	(246)	(108)
Consumer	(148)	(108)	(51)
Total	(1,267)	(511)	(740)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	60	11	16
Real estate	3	89	19
Consumer	14	16	15
Total	77	116	50
Net charge-offs	(1,190)	(395)	(690)
Provision charged to expense	1,081	760	605
Balance at end of year	$2,359	$2,468	$2,103

Ratio of net charge-offs to average loans outstanding during the period	0.60%	0.19%	0.38%

In 2003, as illustrated in the preceding chart, loan losses increased in all areas of the portfolio, compared to loan losses incurred in 2002 and 2001.  Management remains committed to improving the quality of the loan portfolio through enhanced credit approval systems and active identification of weak or deteriorating customer relationships.

•                  Allowance Allocation

The risk of losses in the loan portfolio is not precisely attributable to a particular loan or category of loans.  There were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance for loan losses from December 31, 2002 through December 31, 2003.  The change in allocation among the various loan categories related primarily to an increase in the specific allowance allocation due to individual credit exposure as identified by management.  Based on its review for adequacy, management has estimated those portions of the allowance that could be attributable to major categories of loans as follows:

	2003		2002
	Amount	% of Total Loans	Amount	% of Total Loans
	(dollars in thousands)

Commercial, financial, and agriculture	$1,471	29.05%	$1,369	26.53%
Real estate	806	67.39	930	68.58
Consumer	82	3.56	169	4.89
Total allowance for loan losses	$2,359	100.00%	$2,468	100.00%

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

•      Nonperforming Assets

Nonperforming assets consist of loans greater than 90 days past due, which are primarily commercial and commercial real estate loans on nonaccrual status, and other real estate owned.  Loans are generally classified as nonaccrual when there are reasonable doubts as to the collectibility of principal and interest or when payment becomes 90 days past due, except loans which are well secured and in the process of collection.  Interest collection on nonaccrual loans for which the ultimate collectibility of principal is uncertain is applied as principal reduction.  Otherwise, such collections are applied to interest when received.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  The following table presents information concerning the aggregate amount of nonperforming assets.

	December 31,
	2003	2002
	(dollars in thousands)
Nonaccrual	$5,505	$4,901
Accruing loans past due 90 days	9	23
Other real estate owned	3,918	787
Nonperforming assets	$9,432	$5,711

Nonperforming loans to total loans, including loans held for sale	2.93%	2.35%
Nonperforming assets to total assets	3.56%	2.02%

Nonperforming assets totaled $9.4 million as of year-end 2003, an increase of $3.7 million from the $5.7 million at year-end 2002.  Total nonperforming assets represent 3.56% of total assets at December 31, 2003, compared to 2.02% at December 31, 2002.  Impaired loans as of December 31, 2003 and 2002 were $5.5 million and $4.9 million respectively, and include all nonaccrual loans.

Nonaccrual loans increased $0.6 million, to a total of $5.5 million at year-end 2003. The majority of the nonaccrual loans are attributed to five borrowers.  As of December 31, 2003, nonaccrual loans to total loans, including loans held for sale, were 2.93% compared to 2.35% for year ended 2002.  In addition to the increase in nonaccrual loans, other real estate owned also increased during the course of the year, increasing $3.1 million to $3.9 million at December 31, 2003.  This increase can be attributed to three properties, included in nonaccrual loans on Illini’s books as of December 31, 2002, that were transferred to other real estate owned during the course of 2003.  These properties, a golf course, a restaurant, and a retail building, have a carrying value of $1.5 million, $1.1 million and $0.9 million, respectively at December 31, 2003.  Management is actively working on marketing these properties for sale.

•      Noninterest Income

The following table depicts the amount of and annual changes in noninterest income categories:

	Year Ended December 31,			Percent Change
	2003	2002	2001	2003/2002	2002/2001
	(dollars in thousands)
Service charges on deposit accounts	$1,379	$1,333	$1,367	3.5%	(2.5)%
Other fee income	457	374	290	22.2	29.0
Mortgage loan servicing fees, net	1	108	265	(99.1)	(59.2)
Gains on sales of mortgage loans	202	261	569	(22.6)	(54.1)
Gains (losses) on sale of fixed assets	—	(1)	(13)	100.0	92.3
Gains (losses) on sales of securities, net	—	—	136	N/A	(100.0)
Gains (losses) on sales of other real estate owned	21	(18)	29	216.7	(162.1)
Other	161	132	189	22.0	(30.2)
	$2,221	$2,189	$2,832	1.5	(22.7)

Total noninterest income increased $32,000 from 2002 to 2003.  Continued improvement was seen in the collection of service charges on deposit accounts, up 3.5% from 2002, and in other fee income (up 22.2%).  The largest growth area for noninterest income in 2003 was the other fee income category.  This category includes fees related to merchant processing and debit card activity, which increased $55,000 over 2002 levels.  In addition, during 2002, Illini initiated a residential mortgage loan application fee, which generated approximately $41,000 in fees during 2003.  During 2003, the gain on sales of mortgage loans and servicing fees were adversely impacted by continued low interest rates and historically high prepayment speeds.  This caused a significant decrease in the size of the mortgage servicing portfolio and a substantial increase in the amount of mortgage servicing rights amortization.  The net affect of this was a decrease of $107,000 in mortgage loan servicing fees and a decrease of $59,000 in gain on sales of mortgage loans.  As of December 31, 2003, Illini had a servicing portfolio of approximately $53.9 million, down from approximately $70.7 million at year-end 2002.

•                  Noninterest Expense

The following table depicts the amount of and annual changes in noninterest expense categories:

	Year Ended December 31,			Percent Change
	2003	2002	2001	2003/2002	2002/2001
	(dollars in thousands)
Salaries and employee benefits	$4,474	$4,932	$4,358	(9.3)%	13.2%
Net occupancy expense	760	767	780	(0.9)	(1.7)
Equipment expense	230	290	359	(20.7)	(19.2)
Data processing	782	680	807	15.0	(15.7)
Supplies	166	157	199	5.7	(21.1)
Communication and transportation	464	457	451	1.5	1.3
Marketing and advertising	146	214	195	(31.8)	9.7
Correspondent bank fees	300	355	311	(15.5)	14.1
Loan foreclosure and other real estate owned expenses	316	154	102	105.2	51.0
Professional fees	585	819	914	(28.6)	(10.4)
Regulatory fees	103	111	123	(7.2)	(9.8)
Other	811	497	659	63.2	(24.6)
Total noninterest expense	$9,137	$9,433	$9,258	(3.1)	1.9

Total noninterest expense decreased $295,000 in 2003, as compared to year ended 2002.  Salaries and benefits decreased $458,000 in 2003, primarily the result of a decrease in performance based incentives.  In addition, professional fees decreased by $234,000 in 2003, as compared to 2002, the result of decreased expenditures for consulting services and legal fees.  These decreases were partially offset by increases in loan and other real estate owned expenses of $162,000, the result of expenses related to the operation of a golf course currently in other real estate owned, and an increase in other expenses of $314,000.

•                  Income Tax Expense

Total income tax benefit was $161,000 in 2003, compared to a tax expense of $419,000 in 2002.  The tax benefit is primarily related to the Corporation being in an Alternative Minimum Tax position at December 31, 2003, as a result of the tax exempt income.  The effective tax rates for the years ended December 31, 2003 and 2002 were (37.1)% and 21.6%.

•                  Effects of Inflation

The effects of inflation on financial institutions are different from the effects on other commercial enterprises due to making fewer significant capital or inventory expenditures, which are directly affected by changing prices.  Because bank assets and liabilities are virtually all monetary in nature, inflation does not affect a financial institution as much as do changes in interest rates. The general level of inflation does, in fact, underlie the general level of most interest rates; however, interest rates do not increase at the rate of inflation, as do the prices of goods and services.  Rather, interest rates react more to the changes in the expected rate of inflation and to changes in monetary and fiscal policy.

Inflation, however, does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital-to-asset ratio.

ITEM 7. - FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors

Illini Corporation

We have audited the accompanying consolidated balance sheet of Illini Corporation and Subsidiaries as of December 31, 2003 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Illini Corporations and Subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Crowe Chizek and Company LLC

Oak Brook, Illinois
February 20, 2004

Independent Accountants’ Report

To the Stockholders and

Board of Directors

Illini Corporation

Springfield, Illinois

We have audited the accompanying consolidated balance sheet of Illini Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Illini Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD LLP
Decatur, Illinois
March 12, 2003

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
	(dollars in thousands)

ASSETS:
Cash and due from banks	$8,623	$7,654
Interest-bearing deposits in other banks	31	33
Federal funds sold	7,262	12,166
Cash and cash equivalents	15,916	19,853
Investment securities available for sale, at fair value	47,172	42,216
Loans held for sale	15,287	5,800
Loans, net of allowance for loan losses of $2,359 and $2,468	170,846	201,566
Federal Home Loan Bank stock	813	753
Premises and equipment	6,255	6,681
Accrued interest receivable	1,838	2,346
Other real estate owned	3,918	787
Goodwill	1,856	1,856
Other assets	858	801
Total Assets	$264,759	$282,659

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Noninterest-bearing demand deposits	$34,400	$35,110
Interest-bearing deposits:
NOW and money market accounts	59,490	56,595
Savings deposits	21,408	19,938
Time deposits, $100,000 and over	18,319	22,794
Other time deposits	92,998	110,397
Total Deposits	226,615	244,834

Securities sold under agreements to repurchase	528	656
Borrowings	11,347	8,395
Subordinated debentures	9,000	9,000
Accrued interest payable	1,082	1,332
Other liabilities	1,146	3,221
Total Liabilities	249,718	267,438

COMMITMENTS AND CONTINGENT LIABILITIES

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized and unissued 10,000,000 shares	—	—
Common stock, $0.01 par value, authorized 45,000,000 shares; 571,789 shares issued and outstanding	6	6
Capital surplus	9,070	9,070
Retained earnings	12,068	11,885
Accumulated other comprehensive income	1,101	1,464
Less: Treasury shares, at cost, 160,088 shares	(7,204)	(7,204)
Total Shareholders’ Equity	15,041	15,221
Total Liabilities and Shareholders’ Equity	$264,759	$282,659

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2003 and 2002

	2003	2002
	(dollars in thousands, except per share amounts)

Interest income:
Loans, including fees	$12,965	$15,604
Investment securities:
Taxable	983	1,580
Exempt from federal income taxes	874	844
Federal Funds sold and interest-bearing deposits	141	118
Total interest income	14,963	18,146
Interest expense:
Deposits:
NOW and money market accounts	562	1,044
Savings deposits	156	261
Time deposits, $100,000 and over	749	1,046
Other time deposits	3,707	4,444
Securities sold under agreements to repurchase	18	30
Borrowings	393	436
Subordinated debentures	947	940
Total interest expense	6,532	8,201

Net interest income	8,431	9,945
Provision for loan losses	1,081	760
Net interest income after provision for loan losses	7,350	9,185
Noninterest income:
Service charges on deposit accounts	1,379	1,333
Other fee income	457	374
Mortgage loan servicing fees, net	1	108
Gains on sales of mortgage loans	202	261
Losses on sales of premises and equipment	—	(1)
Gains (losses) on sales of other real estate owned	21	(18)
Other	161	132
Total noninterest income	2,221	2,189
Noninterest expense:
Salaries and employee benefits	4,474	4,932
Net occupancy expense	760	767
Equipment expense	230	290
Data processing fees	782	680
Supplies expense	166	157
Communication and transportation expense	464	457
Marketing and advertising expense	146	214
Correspondent bank fees	300	355
Loan foreclosure and other real estate owned expense	316	154
Professional fees	585	819
Regulatory fees	103	111
Other	811	497
Total noninterest expense	9,137	9,433
Income before income tax expense (benefit)	434	1,941
Income tax expense (benefit)	(161)	419
Net income	$595	$1,522
Basic and diluted earnings per share (based on weighted average common shares outstanding of 411,701 in 2003 and 2002)	$1.45	$3.70

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2003 and 2002

	Common stock	Capital surplus	Retained earnings	Treasury stock	Accumulated other comprehensive income	Total
	(dollars in thousands)

Balance at January 1, 2002	$6	$9,070	$10,775	$(7,204)	$943	$13,590

Comprehensive income:
Net income	—	—	1,522	—	—	1,522
Change in unrealized gains on securities available for sale, net of tax	—	—	—	—	521	521
Total comprehensive income						2,043
Cash dividends paid, $1.00 per share	—	—	(412)	—	—	(412)

Balance at December 31, 2002	6	9,070	11,885	(7,204)	1,464	15,221

Comprehensive income:
Net income	—	—	595	—	—	595
Change in unrealized gains on securities available for sale, net of tax	—	—	—	—	(363)	(363)
Total comprehensive income						232
Cash dividends paid, $1.00 per share	—	—	(412)	—	—	(412)

Balance at December 31, 2003	$6	$9,070	$12,068	$(7,204)	$1,101	$15,041

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003 and 2002

	2003	2002
	(dollars in thousands)
Cash flows from operating activities:
Net income	$595	$1,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	774	821
Provision for loan losses	1,081	760
Investment security amortization (accretion), net	155	52
Federal Home Loan Bank stock dividend	(60)	(38)
Gains on sales of mortgage loans	(202)	(261)
Losses on sale of premises and equipment	—	1
Deferred tax expense (benefit)	(21)	44
(Gains) losses on sales of other real estate owned	(21)	18
Decrease in accrued interest receivable	508	203
Decrease in accrued interest payable	(250)	(82)
Origination of secondary market mortgage loans	(26,003)	(19,192)
Proceeds from the sales of secondary market mortgage loans	16,718	19,157
Other, net	(1,900)	1,633
Net cash provided by (used in) operating activities	(8,626)	4,638
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	—	—
Proceeds from maturities and paydowns of investment securities available for sale	25,552	22,648
Purchases of investment securities available for sale	(31,237)	(15,671)
Net (increase) decrease in loans	26,046	(11,545)
Purchases of premises and equipment	(348)	(557)
Proceeds from sales of other real estate owned	483	193
Net cash provided by (used in) investing activities	20,496	(4,932)
Cash flows from financing activities:
Net increase (decrease) in noninterest bearing deposit accounts	(710)	970
Net increase (decrease) in NOW, money market accounts and savings deposits	4,365	(1,519)
Net decrease in time deposits, $100,000 and over	(4,475)	(9,048)
Net increase (decrease) in other time deposits	(17,399)	15,604
Net decrease in securities sold under agreements to repurchase	(128)	(957)
Proceeds of borrowings	3,000	2,400
Repayment of borrowings	(48)	(2,476)
Cash dividends paid	(412)	(412)
Net cash provided by (used in) financing activities	(15,807)	4,562

Net increase (decrease) in cash and cash equivalents	(3,937)	4,268

Cash and cash equivalents at beginning of period	19,853	15,585

Cash and cash equivalents at end of period	$15,916	$19,853

Supplemental information:
Interest paid	$6,782	$8,283
Income taxes paid	407	608
Other non-cash investing activities:
Transfer of loans to other real estate owned	3,593	628

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(1)         Summary of Significant Accounting Policies

Illini Corporation, which operates as a single business segment, provides a full range of banking services to individual, corporate, and institutional customers through its 14 locations throughout central Illinois.  The Corporation and its wholly-owned subsidiaries, Illini Bank (“Illini”), Farmers State Bank of Camp Point (“Camp Point”) are subject to competition from other financial and nonfinancial institutions providing financial products in central Illinois. Additionally, the Corporation, Illini, and Camp Point are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.  As further discussed below Illini Statutory Trust I (“IST”), which had previously been consolidated with the company, is now reported separately.

IST is a wholly owned subsidiary, which was formed on January 31, 2001, to issue cumulative trust preferred securities.  The Corporation owns all of the securities of IST that possess general voting powers. The preferred securities, issued through an underwritten pooled public offering on February 22, 2001, were sold at their $1,000 par value. IST issued 9,279 shares of the preferred securities bearing a dividend rate of 10.2% for net proceeds of $9 million, after deducting underwriting commissions and other costs. IST invested the proceeds in Illinois Corporation junior subordinated debentures, which also have an interest rate of 10.2%. The junior subordinated debentures mature on February 22, 2031, which date may be shortened to a date not earlier than February 22, 2011, if certain conditions are met. IST’s sole asset is the holding company’s junior subordinated debt. Considered together, the Corporation’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of IST’s obligations with respect to the preferred securities.  The Corporation used $3 million of the proceeds from the junior subordinated debt to increase the equity capital of Illini.  Interest on the junior subordinated debentures and distributions on the preferred securities are payable semi-annually in arrears.  Distributions on the preferred securities are cumulative and based upon the liquidation value of $1,000 per preferred security.  The Corporation has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution on the preferred securities, for a period not exceeding 10 consecutive semi-annual periods, provided, that such deferral may not extend beyond the stated maturity of the junior subordinated debentures.  The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.

The obligation with respect to the holders of the preferred securities is recorded as a liability in the accompanying consolidated balance sheets as “subordinated debentures”.  The related dividend expense is reported as interest expense in the accompanying consolidated statements of income.

Following is a description of the more significant of these policies:

(a)         Principles of Consolidation

The consolidated financial statements include the accounts of Illini Corporation, Illini and Camp Point, after elimination of all significant intercompany accounts and transactions.

(b)         Cash Flows

Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and federal funds sold, all of which are considered to be highly liquid assets.  Net cash flows are reported for loan and deposit transactions.

(c)          Investment Securities

Investment securities designated as available for sale, which include any security which the Corporation has no immediate plan to sell but which may be sold in the near future under different circumstances, are stated at fair value.  Amortization of premiums and accretion of discounts on securities available for sale are recorded using the interest method over the period to maturity of the respective security.  Unrealized holding gains and losses for available for sale securities are excluded from earnings and reported as a net amount in a separate component of shareholders’ equity until realized.  Securities are written down to fair value when a decline in fair value is not temporary.

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

It is the policy of the Corporation to discontinue, generally when a loan becomes ninety days past due, the accrual of interest when full collectibility of principal or interest on any loan is in doubt. Subsequent interest payments received on such loans are applied to principal if there is any doubt as to the collectibility of such principal.  Otherwise, these receipts are recorded as interest income.  Accrual of interest may be resumed on a loan when performance is in accordance with the contract, and the borrower demonstrates the ability to pay and remain current.

Loan origination fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the loan yield using a method approximating the interest method on a loan-by-loan basis.

(e)          Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful.  The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected.  Commercial and commercial real estate loans are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

(f)            Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at the lower of cost or market value on an aggregate basis.  Net unrealized losses, if any, are reported as a valuation allowance are charged to earnings.  Deferred fees on loans held for sale are not amortized.  Gains and losses on the sale of these loans and loan origination fees are recognized upon sale of the related loans and included in the consolidated statements of income as noninterest income.

(g)         Loan Servicing

Servicing rights represent the allocated value of retained servicing rights on loans sold.  Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues.  Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics.  Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.  Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.

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

(j)            Income Taxes

The Corporation and its subsidiaries file a consolidated federal income tax return.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates.

(k)         Goodwill

The Corporation recognized goodwill with the purchase of banks in Camp Point, Auburn and McLean County and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities.  Upon adopting new accounting guidance in 2002, the Company ceased amortizing goodwill.  Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

(l)            Other Real Estate Owned

Other real estate owned (“OREO”) represents property acquired through foreclosure or deeded to Illini in lieu of foreclosure on loans on which the borrowers have defaulted.  They are initially recorded at fair value when acquired, establishing a new cost basis.

OREO is recorded on an individual asset basis at the lower of fair value less estimated disposal costs or cost.  If the fair value declines subsequent to foreclosure the deficiency is recorded as a valuation allowance and is recorded through expense.  Costs after acquisition are expensed.

(m)      Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share would give the effect to potential common stock, such as stock options.  The Corporation has not issued instruments, which are dilutive.

(n)         Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

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

(r)           Comprehensive Income

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity.

(s)           Adoption of New Accounting Standards:

During 2003, the Company adopted FASB Statement 143, Accounting for Asset Retirement Obligations, FASB Statement 145, Rescission of FAS Statement 4, 44 and 64, Amendment of FAS Statement 13, and Technical Corrections, FASB Statement 146, Accounting for Costs Associated with Exit or Disposal Activities, FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits and FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees. Adoption of the new standards did not materially affect the Corporation’s operating results or financial condition.

In addition to these, the Corporation adopted FASB Interpretation 46, Consolidation of Variable Interest Entities, as revised in December 2003, changes the accounting model for consolidation from one based on consideration of control through voting interests.  Whether to consolidate an entity will now also consider whether that entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, or whether voting rights in the entity are not proportional to the equity interest and substantially all the entity’s activities are conducted for an investor with few voting rights.  As a result of this IST is no longer consolidated.  Adoption of Interpretation 46 did not have a material effect on the financial statements.

(t)            Fair Value of Financial instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.

(u)         Operating Segments

While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

(v)          Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there now are such matters that will have a material effect on the financial statements.

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

(3)         Investment Securities

The fair value of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at December 31, 2003 and 2002:

	Fair value	Gross unrealized gains	Gross unrealized losses
	(dollars in thousands)
December 31, 2003

United States Treasury and United States agencies	$22,787	$69	$(38)
Mortgage-backed securities	7,529	161	(9)
Collateralized mortgage obligations	1,640	22	—
Obligations of state and political subdivisions	15,206	1,517	(8)
Equity securities	10	1	—
	$47,172	$1,770	$(55)
December 31, 2002

United States Treasury and United States agencies	$6,233	$101	$—
Mortgage-backed securities	9,307	312	—
Collateralized mortgage obligations	8,310	95	(12)
Obligations of state and political subdivisions	18,357	1,793	—
Equity securities	9	—	—
	$42,216	$2,301	$(12)

The fair value of securities classified as available for sale at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair value
(dollars in thousands)
Due in one year or less	$2,062
Due after one year through five years	17,231
Due after five years through ten years	15,022
Due after ten years	3,678
37,993
Mortgage-backed securities	7,529
Collateralized mortgage obligations	1,640
Equity Securities	10
$47,172

Securities with unrealized losses at year end 2003 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
United States Treasury and United States agencies and corporations	$4,462	$(38)	$—	$—	$4,462	$(38)
Mortgage-backed securities	691	(9)	—	—	691	(9)
Collateralized mortgage obligations	—	—	—	—	—	—
Obligations of state and Political subdivisions	585	(8)	—	—	585	(8)
Total temporarily impaired	$5,738	$(55)	$—	$—	$5,738	$(55)

There were no sales of investment securities during 2003 and 2002.

The fair value of securities pledged to secure United States Government and other public deposits, securities sold under agreements to repurchase, and for other purposes as required by law was approximately $11.2 million and $19.2 million at December 31, 2003 and 2002, respectively.

Other comprehensive income (loss) is as follows:

	2003	2002
	(dollars in thousands)
Unrealized holding gains arising during the period	$(574)	$804
Less: Reclassification adjustment for gains realized in net income	—	—
Net unrealized gains (losses), before tax expense	(574)	804
Tax benefit (expense)	211	(283)
Other comprehensive income (loss)	$(363)	$521

(4)         Loans

The loan portfolio at December 31, 2003 and 2002 is composed of the following loan types:

	2003	2002
	(dollars in thousands)
Commercial, financial, and agricultural	$50,323	$54,126
Real estate:
Construction	4,558	11,906
Mortgage loans held for investment	112,168	128,018
Consumer	6,156	9,984
Total loans	173,205	204,034
Allowance for loan losses	(2,359)	(2,468)
Net loans	$170,846	$201,566

The Corporation grants agricultural, commercial, industrial, residential, and consumer loans to customers in central Illinois through its network of banking offices.  As such, the Corporation is susceptible to changes in the economic environment in the central Illinois area.

A summary of impaired loans at December 31, 2003 and 2002 is as follows:

	2003	2002
	(dollars in thousands)
Nonaccrual loans	$5,505	$4,901
Impaired loans continuing to accrue interest	—	—
Total impaired loans	$5,505	$4,901

Allowance for losses on specific impaired loans	$500	$527
Impaired loans with no specific related allowance for loan losses	4,081	3,493
Average balance of impaired loans during the year	4,511	4,820
Accruing loans delinquent 90 days or more	9	23

Interest income of $401,000 in 2003 and $579,000 in 2002 would have been recognized had nonaccrual loans remained current.  The amount recognized as interest income on nonaccrual loans was $203,159 and $95,568 for the years ended December 31, 2003 and 2002, respectively.

A summary of changes in the allowance for loan losses for the years ended December 31, 2003 and 2002 is as follows:

	2003	2002
	(dollars in thousands)
Balance at beginning of year	$2,468	$2,103
Provision charged to operating expense	1,081	760

Loans charged off	(1,267)	(511)
Recoveries of loans previously charged off	77	116
Net loan charge-offs	(1,190)	(395)
Balance at end of year	$2,359	$2,468

The following table summarizes the 2003 activity for loans made by Illini and Camp Point to executive officers, directors, and principal shareholders (insiders) of the Corporation and subsidiaries and/or their related interests.

Insider loans
(dollars in thousands)
Balance at December 31, 2002	$531
Advances on existing loans	2,047
Payments received	(2,099)
Balance at December 31, 2003	$479

(5)         Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others totaled approximately  $53.9 million and $70.7 million at December 31, 2003 and 2002, respectively.

Mortgage servicing rights of $93,626 and $108,428 were capitalized in 2003 and 2002, respectively.  The carrying value of capitalized mortgage servicing rights was $278,496 and $371,073 at December 31, 2003 and 2002, respectively.  Amortization of mortgage servicing rights was $186,203 and $166,904 in 2003 and 2002, respectively.  There was no valuation allowance at or during the years ended December 31, 2003 and 2002.

(6)         Premises and Equipment

A summary of premises and equipment at December 31, 2003 and 2002 by major category is as follows:

	2003	2002
	(dollars in thousands)
Land	$1,013	$1,013
Bank premises	7,316	7,277
Furniture and equipment	6,260	5,951
	14,589	14,241
Less accumulated depreciation	8,334	7,560
	$6,255	$6,681

(7)         Deposits

At December 31, 2003, the scheduled maturities of time deposits are as follows:

Year	Amount
(dollars in thousands)
2004	$76,499
2005	28,561
2006	3,772
2007	1,676
2008	809
Thereafter	—
$111,317

(8)         Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase consist of obligations of the Corporation to other parties.  The obligations are secured by various securities and such collateral is held by Commerce Bank a safekeeping agent.  The maximum amount of outstanding agreements at any month end during 2003 and 2002 totaled $661,000 and $656,000 and the monthly average of such agreements totaled $603,000 and $479,000, respectively.  The agreements at December 31, 2003 mature within 24 months.

(9)         Borrowings

The following summarizes borrowings at December 31, 2003 and 2002.

	2003	2002
	(dollars in thousands)
Note payable	$2,347	$2,395
Federal Home Loan Bank advances, due at various dates through September 4, 2006, fixed rates ranging from 2.40% to 3.45%	$9,000	$6,000
Total long-term debt	$11,347	$8,395

On March 27, 2002, the Corporation borrowed $2,400,000 from Marine Bank.  The floating rate note is indexed to the Wall Street Journal Prime Rate plus 1.00% (5.00% at December 31, 2003).  The note requires 11 quarterly payments of approximately $42,600, with a final payment of all unpaid principal and interest on April 15, 2005.  The note is secured by 100% of the common stock of Illini Bank, and the Farmers State Bank of Camp Point.  The note contains various operating and reporting covenants.  On February 20, 2004 the Corporation received a debt covenant waiver on the return on assets covenant.

The Federal Home Loan Bank advances are secured by first-mortgage loans totaling $29.2 million.  Advances are subject to restrictions or penalties in the event of prepayment.

At December 31, 2003, the scheduled maturities of advances are as follows:

Year	Amount
(dollars in thousands)
2004	$4,000
2005	4,347
2006	3,000
$11,347

(10)  Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
	(dollars in thousands)
Current income taxes:
Federal	$(90)	$281
State	(50)	94
Deferred income taxes	(21)	44
	$(161)	$419

A reconciliation of expected income tax expense to federal income tax expense (benefit), computed by applying the federal statutory rate of 34% to income before income tax expense for the years ended December 31, 2003 and 2002 is as follows:

	2003	2002
	(dollars in thousands)
Income tax expense at statutory rate	$147	$660
Increase (decrease) in income taxes resulting from:
Tax-exempt income	(294)	(312)
State income taxes	(14)	52
Other, net	—	19
Income tax expense	$(161)	$419

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	2003	2002
	(dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$493	$538
Nonaccrual loan interest	254	215
Other real estate owned	94	—
Intangible assets	60	77
Legal fees	94	117
Other	80	—
	1,075	947
Deferred tax liabilities:
Net unrealized gains on securities available for sale	614	825
Investment securities, basis differences	—	2
Mortgage servicing rights	107	144
Depreciation	428	259
Federal Home Loan Bank stock	68	49
	1,217	1,279
Net deferred tax liability	$(142)	$(332)

(11)  Employee Benefits

The Corporation has a defined contribution 401(k) plan that covers substantially all employees.  Employees may contribute up to 100% of eligible compensation to the plan. The Corporation’s contributions are voluntary and at the discretion of the Board of Directors.  All contributions are subject to statutory restrictions.  Employer contributions charged to expense were approximately $74,000 and $67,000 in 2003 and 2002, respectively.

In March 2002, the shareholders approved the adoption of a qualified incentive stock option plan (60,000 shares) for executive employees of the Corporation and a non-qualified incentive stock option plan (7,500 shares) for directors of the Corporation.  At December 31, 2003 and 2002 there were no stock options awarded.

(12)  Condensed Financial Information of Parent Company

Following are condensed balance sheets as of December 31, 2003 and 2002 and the related condensed statements of income and cash flows for each of the years in the two-year period ended December 31, 2003 of the Corporation (parent company only):

Condensed Balance Sheets

December 31, 2003 and 2002

	2003	2002
	(dollars in thousands)
ASSETS:
Cash	$1,985	$383
Investment securities available for sale, at fair value	10	9
Investment in subsidiaries	24,309	25,807
Loans	—	482
Other assets	816	709
	$27,120	$27,390
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Subordinated debentures	$9,000	$9,000
Borrowings	2,347	2,395
Other liabilities	732	774
Shareholders’ equity	15,041	15,221
	$27,120	$27,390

Condensed Statements of Income

Years Ended December 31, 2003 and 2002

	2003	2002
	(dollars in thousands)
REVENUE:
Dividends received from subsidiaries	$2,033	$1,258
Other	44	73
	2,077	1,331
EXPENSES:
Interest expense	1,070	1,087
Professional fees	319	504
Other	644	303
	2,033	1,894
Income (loss) before income tax benefit and equity in undistributed income of subsidiaries	44	(563)
Income tax benefit	785	724
Equity in undistributed (overdistributed) income of subsidiaries	(234)	1,361
Net income	$595	$1,522

Condensed Statements of Cash Flows

Years Ended December 31, 2003 and 2002

	2003	2002
	(dollars in thousands)
Cash flows from operating activities:
Net income	$595	$1,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40	31
Equity in (undistributed) overdistributed income of subsidiaries	234	(1,361)
Other, net	(162)	13
Net cash provided by operating activities	707	205
Cash flows from investing activities:
Subsidiary return of capital	900	—
Purchase of investment securities available for sale	—	(9)
Purchase of premises and equipment	(27)	—
Net (increase) decrease in loans	482	(85)
Net cash (used in) provided by investing activities	1,355	(94)
Cash flows from financing activities:
Proceeds from issuance of borrowings	—	2,400
Repayment of borrowings	(48)	(2,476)
Cash dividends paid	(412)	(412)
Net cash used in financing activities	(460)	(488)
Net increase (decrease) in cash	1,602	(377)

Cash at beginning of year	383	760
Cash at end of year	$1,985	$383

(13)  Commitments and Credit Risk

The Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such instruments may involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the consolidated balance sheets.  The contractual amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for financial instruments recorded in the consolidated balance sheets.  The off-balance-sheet financial instruments of the Corporation at December 31, 2003 and 2002 are presented below:

	2003	2002
	(dollars in thousands)
Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$18,037	$19,034
Standby letters of credit	2,632	2,447
	$20,669	$21,481

Commitments to extend credit, which include lines of credits, are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Of the total commitments to extend credit at December 31, 2003 and 2002, approximately $9.4 million and $11.1 million, respectively, represent fixed-rate loan commitments.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Corporation evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counterparty.  Collateral held varies, but generally includes residential or income-producing commercial property, inventory, accounts receivable, and/or equipment.

Standby letters of credit are considered financial guarantees under FASB Interpretation 45.  These instruments are carried at fair value, which approximates the contract amount.  Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  The credit risk involved in issuing such letters of credit is essentially the same as that involved in extending other financing arrangements with customers.  The Corporation holds collateral to support such commitments for which collateral is deemed necessary.

(14)  Disclosures about Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Corporation’s financial instruments at December 31, 2003 and 2002:

December 31, 2003	Carrying amount	Fair value
	(dollars in thousands)
Balance sheet assets:
Cash and cash equivalents	$15,916	$15,916
Investment securities available for sale	47,172	47,172
Loans held for sale	15,287	15,325
Loans, net	170,846	171,075
Federal Home Loan Bank stock	813	813
Accrued interest receivable	1,838	1,838

Balance sheet liabilities:
Deposits	$226,615	$227,541
Securities sold under agreements to repurchase	528	528
Borrowings	11,347	11,364
Subordinated debentures	9,000	11,071
Accrued interest payable	1,082	1,082

December 31, 2002	Carrying amount	Fair value

Balance sheet assets:
Cash and cash equivalents	$19,853	$19,853
Investment securities available for sale	42,216	42,216
Loans held for sale	5,800	5,800
Loans, net	201,566	202,731
Federal Home Loan Bank stock	753	753
Accrued interest receivable	2,346	2,346

Balance sheet liabilities:
Deposits	$244,834	$246,157
Securities sold under agreements to repurchase	656	656
Borrowings	8,395	8,431
Subordinated debentures	9,000	10,633
Accrued interest payable	1,332	1,332

The methods and assumptions used to estimate the fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, Federal Home Loan Bank stock, accrued interest receivable and payable, noninterest-bearing demand deposits, securities sold under agreements to repurchase, borrowings, and variable rate loans or deposits that reprice frequently and fully.  Investment Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer.  For fixed rate loans, deposits or borrowings and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values.  Fair value of loans held for sale is based on market quotes.  Fair value of subordinated debt is based on current rates for similar financing.  The fair value of off-balance-sheet items is based on the current fees or cost that would be charged to enter into or terminate such arrangements and was not considered material.

(15) Litigation

Three legal claims have arisen against Illini Corporation in the normal course of business, which, in the opinion of Illini Corporation management, will not result in any material liability to Illini Corporation.  As of December 31, 2003 the Corporation has negotiated a settlement of one of the claims.  The terms of that settlement have been agreed upon and are now subject to the court’s approval.  That agreement provides for a complete resolution of the shareholder claims and a portion of the claims for attorney fees for the class representative.  At December 31, 2003 the Corporation has accrued $200,000 for this expense.

(16) Regulatory Restrictions

The Corporation, Illini, and Camp Point are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation, Illini, and Camp Point must meet specific capital guidelines that involve quantitative measures of the Corporation’s, Illini’s, and Camp Point’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting principles.  The Corporation, Illini, and Camp Point capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Corporation, Illini, and Camp Point to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2003, the Corporation, Illini, and Camp Point meet all capital adequacy requirements to which they are subject.

As of December 31, 2003, the Corporation’s subsidiary banks were “well capitalized” under regulatory prompt corrective action provisions.  To be categorized as adequately or well capitalized, each bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Illini’s or Camp Point’s category.

The Corporation’s, Illini’s, and Camp Point’s actual and required capital amounts and ratios as of December 31, 2003 and 2002 are as follows:

	December 31, 2003
	Actual		Capital requirements		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total capital (to risk-weighted assets):
Illini Corporation	$23,169	11.68%	$15,867	8.00%	$19,834	10.00%
Illini	20,446	11.53	14,188	8.00	17,735	10.00
Camp Point	3,280	15.70	1,672	8.00	2,089	10.00
Tier I capital (to risk-weighted assets):
Illini Corporation	16,457	8.30	7,934	4.00	11,900	6.00
Illini	18,369	10.36	7,094	4.00	10,641	6.00
Camp Point	3,018	14.45	836	4.00	1,254	6.00
Tier I capital (to quarterly average assets):
Illini Corporation	16,457	6.29	10,460	4.00	13,075	5.00
Illini	18,369	8.06	9,113	4.00	11,391	5.00
Camp Point	3,018	8.99	1,343	4.00	1,679	5.00

	December 31, 2002
	Actual		Capital requirements		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total capital (to risk-weighted assets):
Illini Corporation	$23,058	10.56%	$17,468	8.00%	$21,835	10.00%
Illini	20,987	10.86	15,460	8.00	$19,325	10.00
Camp Point	4,002	16.28	1,967	8.00	2,458	10.00
Tier I capital (to risk-weighted assets):
Illini Corporation	16,176	7.41	8,734	4.00	13,101	6.00
Illini	18,803	9.73	7,730	4.00	11,595	6.00
Camp Point	3,719	15.13	983	4.00	1,475	6.00
Tier I capital (to quarterly average assets):
Illini Corporation	16,176	5.82	11,110	4.00	13,887	5.00
Illini	18,803	7.80	9,641	4.00	12,052	5.00
Camp Point	3,719	10.34	1,439	4.00	1,798	5.00

Dividends from its subsidiaries are the principal source of funds for payment of dividends by the Corporation to its shareholders.

Illini and Camp Point are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval.  At December 31, 2003, Illini had $4.1 million of retained earnings available for dividends without prior regulatory approval.  At December 31, 2003, Camp Point had $590,000 of retained earnings available for dividends without prior regulatory approval.

At December 31, 2003 and 2002, approximately $1,797,000 and $1,549,000, respectively, of cash and due from banks represented required reserves on deposits maintained by the Corporation in accordance with Federal Reserve Bank requirements.

(17)                          Termination of Proposed Acquisition

In November 2001 the Corporation executed a definitive agreement and plan of merger to acquire all of the outstanding stock of Illinois Community Bancorp, Inc (“ICBI”) through the merger of ICBI with a wholly owned subsidiary of the Corporation.  In conjunction with the merger, ICBI requested that the Corporation provide funds to pay certain liabilities of ICBI and expenses related to the transaction. The Corporation provided a direct loan to ICBI for these items.  On December 23, 2002 the Federal Reserve Board of Governors denied the merger application.  The Corporation subsequently filed an appeal with the Board of Governors for reconsideration.  The Corporation was notified the appeal was denied.  On June 13, 2003, the Corporation entered into an agreement with ICBI to terminate the merger by mutual consent.  The termination agreement reaffirmed certain provisions of the original merger agreement including payment of expenses by each party, the disposition of the loan, and general release between all parties in the merger.  The Corporation collected all principal and interest on the note, approximately $532,000 and received approximately $50,000 as payment in full on the account receivable from ICBI.  The account receivable represented funds paid by the Corporation for professional services related to the merger.  The balance of the account, approximately $75,000, was written off during the second quarter in conjunction with the termination agreement.  These fees were for accountants, lawyers and filing fees used to prepare the merger agreement and filing with the U.S. Securities and Exchange Commission.  The termination agreement ended the merger agreement and released both parties from continuing performance under the terms of the merger agreement.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 1, 2003, the Audit Committee of the Board of Directors of Illini Corporation determined that it would change its certifying accountants for the year ending December 31, 2003.  The Audit Committee dismissed BKD LLP on April 1, 2003.  The firm of BKD LLP, had provided external audit services for the past three years under a service proposal accepted for the year ended December 31, 2000.  The Audit Committee solicited audit proposals from BKD LLP and other firms upon the completion of the three-year arrangement.  The Audit Committee selected Crowe Chizek and Company LLC to provide external audit services in 2003 and the shareholders ratified the appointment of Crowe Chizek and Company LLC as its independent auditors with respect to Illini Corporation for the fiscal year ending December 31, 2003.

No report of BKD LLP on the financial statements of Illini Corporation for the past two fiscal years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.  During Illini Corporation’s two most recent fiscal years, there were no disagreements with BKD LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of BKD LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such years.  A copy of a letter from BKD LLP to the Securities and Exchange Commission, dated April 4, 2003, stating whether it agrees or does not agree with the above statements, is included as Exhibit 16 to this report.

During its two most recent fiscal years and through April 1, 2003, Illini Corporation has not consulted with Crowe Chizek and Company LLC on any items regarding the application of accounting principles, the type of audit opinion that might be rendered on Illini Corporation’s financial statements, or the subject matter of a disagreement or reportable event (as described in Regulation S-B Item 304(a)(2)).

ITEM 8A. – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2003. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls.

PART III.

ITEM 9. - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Information required by this Item is incorporated by reference from the sections entitled “Election of Directors,” “Directors and Executive Officers,” “Executive Officers,” “Business Experience of Non-Director Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Exchange Act and anticipated to be distributed to shareholders on or before April 29, 2004.

ITEM 10. - EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the sections entitled “Executive Compensation,” “Employment Agreement” and “Compensation of Directors” in the Corporation’s definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Exchange Act and anticipated to be distributed to shareholders on or before April 29, 2004.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this Item is incorporated by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Corporation’s definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Exchange Act and anticipated to be distributed to shareholders on or before April 29, 2004.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from the section entitled “Transactions with Directors, Executive Officers and Associates” in the Corporation’s definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Exchange Act and anticipated to be distributed to shareholders on or before April 29, 2004.

ITEM 13. - EXHIBITS LIST AND REPORTS ON FORM 8-K

(a) The following exhibits have been filed with the Securities and Exchange Commission as required:

(2)	Not applicable
(3)(i)	(1) Articles of Incorporation (incorporated by reference to Illini’s Form 10-K for the year ended December 31, 1984).
(2) Amendment to the Articles of Incorporation of Illini Corporation (incorporated by reference to Illini Corporation’s Form 8-K filed on April 3, 2002).
(3)(ii)	(3) Amended and Restated Bylaws of Illini Corporation, effective June 27, 2002 (incorporated by reference to Illini Corporation’s Form 10-KSB filed on March 28,2003).
(4)	(1) Rights Agreement by and between Illini Corporation and Illinois Stock Transfer Company, as rights agent (incorporated by reference to Illini’s Form 8-K filed on June 25, 1997).
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
(5) Fourth Amendment to Rights Agreement dated June 19, 2003 (incorporated by reference to Illini Corporation’s Form 8-K filed on June 26, 2003).
(9)	Not applicable.

(10)(i)

(1) Non-Compete, Standstill and Sale of Personal Goodwill Agreement dated November 19, 1999 by and between Illini Corporation and Ernest H. Huls (incorporated by reference to Illini Corporation’s Form 8-K filed on November 26, 2000).

(2) Termination Agreement between Illini Corporation and Illini Community Bancorp, Inc. dated June 26, 2003 (incorporated by reference to Illini Corporation’s Form 8-K filed on June 26, 2003).
(10)(ii)

(1) Management Continuity Agreements by and between Illini Corporation and/or Illini Bank and Burnard K. McHone, dated December 16, 1999 (incorporated by reference to Illini Corporation’s Form 10-KSB filed on March 28, 2003).

(2) Management Continuity Agreements by and between Illini Corporation and/or Illini Bank and James L. Adkins, dated December 16, 1999 (incorporated by reference to Illini Corporation’s Form 10-KSB filed on March 28, 2003).

(3) Management Continuity Agreements by and between Illini Corporation and/or Illini Bank and Ronald Wenger, dated December 16 1999 (incorporated by reference to Illini Corporation’s Form 10-KSB filed on March 28, 2003).

(4) Management Continuity Agreements by and between Illini Corporation and/or Illini Bank and Doug F. Finn, dated December 16, 1999 (incorporated by reference to Illini Corporation’s Form 10-KSB filed on March 28, 2003).

(5) Illini Corporation Directors’ Stock Option Plan, approved March 21, 2002 (incorporated by reference to Illini Corporation’s Form 10-KSB filed on March 28, 2003).
(6) Illini Corporation Incentive Stock Option Plan, approved March 21, 2002 (incorporated by reference to Illini Corporation’s Form 10-KSB filed on March 28, 2003).
(7) Management Continuity Agreements by and between Illini Bank and Lori L. Griffin, dated July 1, 2003.
(8) Management Continuity Agreements by and between Illini Corporation and Donald L. Deters, dated August 4, 2003.
(9) Management Continuity Agreements by and between Illini Corporation and/or Illini Bank and Dennis B. Guthrie, dated August 4, 2003.
(10) Management Continuity Agreements by and between Illini Corporation and/or Illini Bank and Gaylon Martin, dated January 15, 2004.
(11)	Statement regarding computation of earnings per share is included in “Item 7. Financial Statements-Note 1(m)” which is incorporated by reference herein.
(13)	This document (Form 10-KSB) will be distributed within 30 days as the annual report to security holders.
(16)	Letter from BKD, LLP to the SEC dated April 4, 2003 (incorporated by reference to Illini Corporation’s Form 8-K filed on April 22, 2003).
(18)	Not applicable.
(21)

Subsidiaries of the Registrant: Illini Bank, an Illinois state chartered bank, Farmers State Bank of Camp Point, an Illinois state chartered bank, and Illini Statutory Trust I, a special purpose Delaware trust subsidiary.

(22)	Not applicable.
(23)	Not applicable.
(24)	Not applicable.
(31.1)	Certification of CEO pursuant to rule 13a-14(a)/15d-14(a).
(31.2)	Certification of CFO pursuant to rule 13a-14(a)/15d-14(a).
(32.1)	CEO Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	CFO Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
(99)	Not applicable.

(b)              There were no reports on Form-8K filed for the quarter ended December 31, 2003.

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference from the section entitled “Payment of Fees to Auditors” in the Corporation’s definitive Proxy Statement, to be filed pursuant to Section 14(a) of the Exchange Act and anticipated to be distributed to shareholders on or before April 29, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 26, 2004

Illini Corporation, Registrant, by

/s/ Burnard K. McHone
Burnard K. McHone, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas A. Black	March 26, 2004	/s/ Burnard K. McHone	March 26, 2004
Thomas A. Black, Chairman	Date	Burnard K. McHone, Director & Pres.	Date
(Principal Executive Officer)

/s/ Lawrence B. Curtin	March 26, 2004	/s/ Robert F. Olson	March 26, 2004
Lawrence B. Curtin, Director	Date	Robert F. Olson, Director	Date

/s/ William N. Etherton	March 26, 2004	/s/ John H. Pickrell	March 26, 2004
William N. Etherton, Director	Date	John H. Pickrell, Director	Date

/s/ William B. McCubbin	March 26, 2004	/s/ N. Ronald Thunman	March 26, 2004
William B. McCubbin, Director	Date	N. Ronald Thunman, Director	Date

/s/ Anthony F. Liberatore	March 26, 2004	/s/ Dennis B. Guthrie	March 26, 2004
Anthony F. Liberatore, Director	Date	Dennis B. Guthrie, CFO	Date
(Principal Financial and Accounting Officer)
/s/ Jane A. Schachtsiek	March 26, 2004
Jane A. Schachtsiek, Director	Date

/s/ Jesse A. Werner, Jr.	March 26, 2004
Jesse A. Werner, Jr., Director	Date

Illini Corporation, Illini Bank and Farmers State Bank of Camp Point Officers	Illini Bank Locations

Illini Corporation	3200 West Iles Avenue
Springfield
Burnard K. McHone	Stephanie Lyon, Bank Manager I
President	Vickie Bly, Corporate Banker
Jim McGuire, Corporate Banker
Donald L. Deters
Sr. Vice President	120 South Chatham Road	2201 Woodlawn, Ste. 100
	Springfield	Lincoln
James L. Adkins	Ann Cowhick, Bank Manager I	Sharon Awe, Bank Manager I
Sr. Vice President / Chief Operating Officer
	615 West Jefferson St.	120 Governor Oglesby
Dennis B. Guthrie	Springfield	Elkhart
Sr. Vice President / Chief Financial Officer	Dottie Bellm, Bank Manager I	Sharon Awe, Bank Manager I

Ronald E. Wenger	2120 Peoria Road	116 East Exchange
Sr. Vice President / Corporate Banking	Springfield	Danvers
	Steve Tate, Bank Manager I	Tom Caisley, Regional Manager
Douglas F. Finn
Vice President / Sales & Service	375 West Andrew Road	103 Franklin
	Sherman	Hudson
Juanita L. Mathis	Molly Appelt, Regional Manager	Greg Birky, Corporate Banker
Vice President / Operations
	133 Dodds Street	100 East Third St
Jane A. Locascio	Divernon	Stonington
Internal Auditor	Susan Darling, Bank Manager I	Drew Pounds, Bank Manager I

Illini Bank	Route 4 and Jefferson	West Main St.
	Auburn	Mechanicsburg
Burnard K. McHone	Cathy Brackemyer, Regional Manager	Cathy Brackemyer, Regional Manager
President

James L. Adkins
Sr. Vice President / Chief Operating Officer

Dennis B. Guthrie
Sr. Vice President / Chief Financial Officer	Farmers State Bank of Camp Point Location
206 E. Wood Street
Ronald E. Wenger	Camp Point
Sr. Vice President / Corporate Banking	Donald L. Deters, President

Douglas F. Finn
Vice President / Sales & Service

Juanita L. Mathis
Vice President / Operations

Terry D. Lock
Vice President / Corporate Banking

Farmers State Bank of Camp Point	Stock Transfer Agent
Illinois Stock Transfer
Donald L. Deters	209 West Jackson Blvd.
President	Suite 903
Chicago, IL 60606
Terry D. Reuschel	1-800-757-5755
Vice President / C.E.O.

Jerelyn S. Douglas
Asst. Vice President / Cashier