Form 10QSB
period 2004-03-31
ILLINI CORP
filed 2004-05-14
CIK 730037

U.S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2004

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

As of April 30, 2004, there were 414,529 shares of common stock, $0.01 par value outstanding.

Transitional Small Business Disclosure Format:	Yes ☐ No ☒

ILLINI CORPORATION

INDEX TO FORM 10-QSB

March 31, 2004

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003

Unaudited

	March 31, 2004	December 31, 2003
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,216	$8,623
Interest-bearing deposits in other banks	31	31
Federal funds sold	5,744	7,262
Cash and cash equivalents	10,991	15,916
Investment securities available for sale, at fair value	39,332	47,172
Loans held for sale	15,207	15,287
Loans, net of the allowance for loan losses of $2,678 and $2,359	171,130	170,846
Federal Home Loan Bank stock	815	813
Premises and equipment	6,102	6,255
Accrued interest receivable	1,556	1,838
Other real estate owned	3,482	3,918
Goodwill	1,856	1,856
Other assets	1,493	858
Total Assets	$251,964	$264,759
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$33,124	$34,400
Interest-bearing deposits:
NOW and money market accounts	55,001	59,490
Savings deposits	22,408	21,408
Time deposits, $100,000 and over	15,853	18,319
Other time deposits	84,955	92,998
Total Deposits	211,341	226,615
Federal funds purchased and Securities sold under agreements to repurchase	2,041	528
Borrowings	13,334	11,347
Subordinated debentures	9,000	9,000
Accrued interest payable	847	1,082
Other liabilities	954	1,146
Total Liabilities	237,517	249,718

Shareholders’ equity
Preferred stock, $0.01 par value, authorized and unissued 10,000,000 shares	—	—
Common stock, $0.01 par value, authorized 45,000,000 shares;571,789 shares issued	6	6
Capital surplus	9,038	9,070
Retained earnings	11,170	12,068
Accumulated other comprehensive income	1,310	1,101
Less: Treasury shares, at cost, 157,260 shares for 2004, and160,088 shares for 2003	(7,077)	(7,204)
Total Shareholders’ Equity	14,447	15,041
Total Liabilities and Shareholders’ Equity	$251,964	$264,759

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME / (LOSS)

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
	(dollars in thousands, except per share data)

Interest income:
Loans, including fees	$2,922	$3,636
Investment securities:
Taxable	290	269
Exempt from federal income taxes	181	232
Federal Funds sold and interest-bearing deposits	6	42
Total interest income	3,399	4,179
Interest expense:
Deposits:
NOW and money market accounts	108	183
Savings deposits	33	49
Time deposits, $100,000 and over	126	216
Other time deposits	661	1,055
Federal funds purchased and Securities sold under agreements to repurchase	9	6
Borrowings	99	97
Subordinated debentures	244	244
Total interest expense	1,280	1,850
Net interest income	2,119	2,329
Provision for loan losses	1,390	150
Net interest income after provision for loan losses	729	2,179
Noninterest income:

Service charges on deposit accounts	350	324
Other fee income	78	131
Mortgage loan servicing fees	21	(5)
Gains on sales of mortgage loans	14	57
Gains on sale of other real estate owned	20	5
Other	20	26
Total noninterest income	503	538
Noninterest expense:
Salaries and employee benefits	1,265	1,186
Net occupancy expense	185	195
Equipment expense	48	61
Data processing fees	201	185
Supplies expense	34	47
Communication and transportation expense	118	114
Marketing and advertising expense	53	44
Correspondent bank fees	54	77
Loan foreclosure and other real estate owned expense	524	35
Professional fees	166	153
Regulatory fees	22	23
Other	153	152
Total noninterest expense	2,823	2,272
Income (loss) before income tax expense (benefit)	(1,591)	445
Income tax expense (benefit)	(693)	96
Net income (loss)	$(898)	$349
Basic and diluted earnings (loss) per share	$(2.18)	$.85

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Common Stock

Beginning of year balance	$6	$6
End of period balance	6	6

Capital Surplus
Beginning of year balance	9,070	9,070
Sale of Treasury Stock	(32)	—
End of period balance	9,038	9,070

Retained Earnings
Beginning of year balance	12,068	11,885
Net income (loss)	(898)	349
Dividends on common stock	—	(102)
End of period balance	11,170	12,132

Treasury Stock
Beginning of year balance	(7,204)	(7,204)
Sale of Treasury Stock	127	—
End of period balance	(7,077)	(7,204)

Accumulated Other Comprehensive Income
Beginning of year balance	1,101	1,464
Unrealized gain on securities, net of tax	209	13
End of period balance	1,310	1,477

Total Shareholders’ Equity	$14,447	$15,481

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands)
Net Income (loss)	$(898)	$349
Other comprehensive income, unrealized gains on securities, net of reclassification adjustment, net of tax	209	13
Comprehensive income (loss)	$(689)	$362

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(898)	$349
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	200	191
Provision for loan losses	1,390	150
Investment security amortization, net	18	37
Federal Home Loan Bank stock dividend	(2)	(21)
Gains on sales of mortgage loans	(14)	(57)
Valuation allowance established for other real estate owned	455	—
Gains on sales of other real estate owned	(20)	(5)
Decrease in accrued interest receivable	282	104
Decrease in accrued interest payable	(235)	(175)
Origination of secondary market mortgage loans	(2,031)	(4,791)
Proceeds from the sales of secondary market mortgage loans	2,125	5,182
Other, net	(946)	(757)
Net cash provided by operating activities	324	207
Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities available for sale	9,860	5,598
Purchases of investment securities available for sale	(1,710)	(3,921)
Net (increase) decrease in loans	(1,754)	4,081
Purchases of premises and equipment	(47)	(134)
Proceeds from sales of other real estate owned	81	303
Net cash provided by investing activities	6,430	5,927
Cash flows from financing activities:
Net decrease in noninterest-bearing demand deposits	(1,276)	(2,107)
Net increase (decrease) in NOW, money market accounts and savings deposits	(3,489)	2,166
Net increase (decrease) in time deposits, $100,000 and over	(2,466)	2,605
Net decrease in other time deposits	(8,043)	(323)
Net increase in federal funds purchased	1,510	—
Net increase in securities sold under agreements to repurchase	3	5
Proceeds from sale of treasury shares	95	—
Proceeds of borrowings	6,000	—
Repayment of borrowings	(4,013)	(13)
Cash dividends paid	—	(102)
Net cash provided by (used in) financing activities	(11,679)	2,231

Net increase (decrease) in cash and cash equivalents	(4,925)	8,365

Cash and cash equivalents at beginning of period	15,916	19,853

Cash and cash equivalents at end of period	$10,991	$28,218

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2004

(1)                                  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the Illini Corporation (“Corporation”) Annual Report on Form 10-KSB for the year ended December 31, 2003.  Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.  Such reclassifications have no effect on previously reported consolidated net income or shareholders’ equity.  The consolidated balance sheet of the Corporation as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

Results for the three months ended March 31, 2004 may not be indicative of the annual performance of Illini Corporation or the subsidiary banks, Illini Bank and Farmers State Bank of Camp Point (“the subsidiary banks”).  Management of the Corporation has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements (unaudited) in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

(2)                                  Earnings / (Loss) per Common Share

Earnings per share represents income available to common shareholders divided by the weighted average number of shares outstanding during the period.  The Corporation has no common equivalent shares that could cause dilution.  The following information was used in the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2004	2003
	(dollars in thousands, except per share data)
Net Income / (Loss)	$(898)	$349

Weighted average common shares outstanding	412,540	411,701

(3)                      Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Significant estimates that are particularly sensitive to change are the allowance for loan losses and the value of other real estate owned.

(4)                      Allowance For Loan Losses

In originating loans, the Corporation recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan.  The allowance for loan losses represents the Corporation’s estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio.  In making this determination, the Corporation analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.  The Corporation makes an ongoing evaluation as to the adequacy of the allowance for loan losses.  Transactions in the allowance for loan losses for the three months ended March 31, 2004 and 2003 are summarized below:

	Three months ended March 31,
	2004	2003
	(dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$2,359	$2,468

Charge-offs	(1,080)	(363)
Recoveries	9	41
Net charge-offs	(1,071)	(322)

Provision charged to operations	1,390	150
Balance at end of period	$2,678	$2,296
Average loans outstanding	$189,859	$207,792

(5)                      Regulatory Examination

During March of 2004 a safety and soundness examination was commenced by the primary regulators of Illini Bank (Illini).

Illini operates in a regulated industry and may be subject from time to time to regulatory constraints imposed by federal and state banking regulators.  Although Illini at this time is not subject to restrictions other than normal regulatory oversight, the level of Illini’s non-performing assets may result in management agreeing to restrictions on certain of its operations until non-performing assets are reduced to an acceptable level, or other conditions that may be imposed by regulators are satisfied.

PART I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED MARCH 31, 2004

SELECTED FINANCIAL RESULTS

The following table shows selected financial results and measures for the three months ended March 31, 2004 compared with the same period in 2003.

	Three Months Ended March 31,
	2004	2003	Change	Change-%
	(dollars in thousands)
Net income (loss)	$(898)	$349	$(1,247)	(357.3)%
Average assets	256,416	280,400	(23,984)	(8.6)%
Average equity	15,304	15,528	(224)	(1.4)%
Return on assets	(1.40)%	0.50%	(1.90)%	(380.0)%
Return on equity	(23.54)%	9.12%	(32.66)%	(358.1)%
Efficiency ratio	104.22%	76.28%	27.94%	36.6%
Dividend payout ratio	0.00%	29.49%	(29.49)%	(100.00)%
Equity to assets ratio	5.97%	5.54%	0.43%	7.8%
Tier 1 leverage ratio	6.06%	5.93%	0.13%	2.2%
Total risk-based capital ratio	11.38%	10.84%	0.54%	5.0%

Definitions of ratios:

Return on assets - annualized net income (loss) divided by average assets.

Return on equity - annualized net income (loss) divided by average shareholders’ equity.

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

The Corporation recorded a net operating loss of $898,000 for the three months ended March 31, 2004, down $1,247,000 from the same period in 2003.  The return on average equity for the three months ended March 31, 2004 was a negative 23.5% as compared to positive 9.1% for the same period ended March 31, 2003.  Similarly, basic and diluted earnings per share for the three months ended March 31, 2004 was $(2.18) per share versus $0.85 for the same quarter in 2003, representing a decrease of 356.5%.  Three main activities contributed to the decrease in earnings during the first quarter of 2004:  a provision for loan losses in the amount of $1,390,000; the reduction in the carrying values on two properties in other real estate owned; and the decline in net interest income. These items are discussed in more detail in the Results of Operations section of this document.

FINANCIAL CONDITION

Average earning assets of the Corporation for the first three months of 2004 decreased by $24.9 million (9.6%) to $234.1 million, from $259.0 million for the same period in 2003.

Average loans decreased $17.9 million (8.6%) to $189.9 million for the three months ended March 31, 2004, compared to $207.8 million for the same period in 2003.  Residential real estate loans experienced a growth in average balances of $2.4 million, as a return of low interest rates during the first quarter sparked a second wave of mortgage loan refinancings.  Declines in average balances were seen in the other major categories of the loan portfolio, ranging from the $10.4 million decrease in commercial real estate loans, to $3.4 million in consumer and credit card loans, $2.9 million in agricultural loans, $2.5 million in commercial loans, and $1.1 million in agricultural real estate loans.  These decreases are reflective of management’s continued efforts to remove marginal credits from the books of Illini and focus on strengthening the remaining loan relationships.

Average balances of the securities portfolio increased by $4.5 million for the three months ended March 31, 2004, as compared to the same period in 2003.  This increase was more than offset by a decrease of $11.7 million in short-term investments in the period-to-period comparison.

During the latter part of 2003, management made the conscious decision to reduce its exposure to out of the area certificates of deposit as a funding source for loan and investment activity.  The impact of this decision continues to be seen in the Corporation’s deposit portfolio, as time deposits less than $100,000 decreased $23.4 million and time deposits $100,000 and over decreased $8.0 million, respectively, for the first quarter of 2004 as compared to the same period in 2003.  These declines were partially offset by the overall reductions in the investment and loan portfolios, along with an increase in borrowings from the Federal Home Loan Bank of Chicago, a lower cost alternative funding source.  The net effect of these actions was a reduction in the Corporation’s funding costs of 74 basis points, to 2.51% for the first quarter of 2004, as compared to 3.25% for the same period in 2003.  As a result, the Corporation was able to maintain its net interest margin for the three months ended March 31, 2004 at 3.78%, a reduction of only 4 basis points from the 3.82% reported for the first quarter of 2003.

The subsidiary banks maintain an overnight federal funds line of credit with an unaffiliated financial institution and a collateralized borrowing capacity with the Federal Home Loan Bank of Chicago.

RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report and in the 2003 Illini Corporation Annual Report on Form 10-KSB (2003 Form 10-KSB).

Net Interest Income

The following tables show average balances and related interest income or interest expense, with the resulting average yield or rate by category of average earning assets or interest bearing liabilities.  Interest income and the resulting net interest income are shown on a tax equivalent basis.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Three months ended March 31,
	2004			2003
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$3,000	$6	0.81%	$14,742	$42	1.15%
Investment securities (3)
Taxable	29,834	290	3.88	23,071	269	4.66
Tax-exempt (1)	13,690	262	7.66	15,979	336	8.42
Total securities	43,524	552	5.07	39,050	605	6.20
Loans
Commercial (1)	37,119	544	5.88	39,656	665	6.80
Agriculture	13,329	169	5.07	16,206	222	5.56
Real estate
Commercial	89,928	1,414	6.31	100,325	1,784	7.21
Agriculture	5,642	105	7.46	6,717	129	7.78
Residential	37,774	554	5.89	35,388	614	7.04
Consumer, net	5,380	113	8.39	8,686	193	9.02
Credit card	687	29	17.13	814	35	17.45
Total loans	189,859	2,928	6.18	207,792	3,642	7.11
Allowance for loan losses	(2,242)			(2,552)
Net loans (1) (2)	187,617	2,928	6.26	205,240	3,642	7.20
Total interest-earning assets	234,141	3,486	5.97	259,032	4,289	6.71
Other assets	22,275			21,368
Total assets	$256,416			$280,400
LIABILITIES
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$56,311	$108	0.77%	$57,722	$183	1.29%
Savings	21,791	33	0.60	20,576	49	0.97
Time deposits less than $100,000	86,916	661	3.05	110,291	1,055	3.88
Time deposits $100,000 and over	15,937	126	3.18	23,897	216	3.67
Total interest-bearing deposits	180,955	928	2.06	212,486	1,503	2.87
Short-term borrowings	2,256	9	1.59	657	6	3.40
Long-term borrowings	12,016	99	3.30	8,382	97	4.70
Subordinated debentures (4)	9,000	244	10.86	9,000	244	10.98
Total interest-bearing liabilities	204,227	1,280	2.51	230,525	1,850	3.25
Other liabilities	36,885			34,347
Shareholders’ equity	15,304			15,528
Total liabilities and shareholders’ equity	$256,416			$280,400
Net interest margin		$2,206	3.78%		$2,439	3.82%

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

(2)                      Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $109,000 in 2004 and $115,000 in 2003.

(3)                      Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(4)                      The average balance for the Corporation is based on monthly average balances versus a daily average balance.

Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period.

Net interest income on a tax equivalent basis for the first quarter of 2004 was $2.2 million, down $233,000 (9.5%) from the $2.4 million reported for the same quarter in 2003.  This decrease resulted from changes in the volume of assets and liabilities, as well as changes in interest rates.

Provision for Loan Losses

The amount of the provision for loan losses is based on management’s evaluations of the loan portfolio, with particular attention directed toward nonperforming, impaired and other potential problem loans.  During these evaluations, consideration is also given to such factors as management’s evaluation of specific loans, the level and composition of impaired loans, other nonperforming loans, other identified potential problem loans, historical loss experience, results of examinations by regulatory agencies, results of any independent asset quality review process, the market value of collateral, the estimate of discounted cash flows, the strength and availability of guarantees, concentrations of credits, and various other factors, including concentration of credit risk in various industries and current economic conditions.

The provision for loan losses charged to operating expense for the three months ended March 31, 2004 was $1,390,000, up significantly from the $150,000 reported during the first quarter of 2003.  During the first quarter of 2004, Illini Bank charged-off impaired loans totaling $909,000.  Two credit relationships in particular, which had previously been identified by management and had a reserve of approximately $607,000 allocated to them at December 31, 2003, comprised $753,000 of this total.  As a consequence of these charge-offs, as well as an increase in impaired loans and an increase in classified assets as a result of improved reporting systems (credit quality and production), management determined to record a provision of $1,350,000 to Illini Bank’s allowance for loan losses.  Management believes that the allowance for loan losses is a level estimated to be adequate to cover probable incurred losses in its loan portfolio.

Management remains watchful of credit quality issues and believes that current issues with the portfolio are reflective of a challenging economic environment.  Should the economic climate fail to improve, borrowers may experience difficulty, and consequently, the level of nonperforming loans, charge-offs and delinquencies could rise and require further increases in the provision for loan losses.  Management continues to monitor the loan portfolio.

Noninterest Income

Non-interest income for the three months ended March 31, 2004 was $503,000, down $35,000 (6.5%) from the $538,000 reported at March 31, 2003.  Service charges on deposit accounts increased $26,000, reflecting the impact of changes in overdraft charges implemented during the first quarter.  Also experiencing increases from the like period in 2003 were mortgage loan servicing fees (up $26,000), which was aided by a slowdown in mortgage loan prepayments, and gain on sale of other real estate owned (up $15,000). The slowdown in mortgage loan prepayments, however, had a negative effect on other fee income, the primary component of which is real estate application fees, which was down $53,000, and in the gain on sales of mortgage loans, down $43,000, respectively, from the same period in 2003. This trend has continued during the second quarter of 2004 with a loss of $228,000 from mortgage banking operations through May 10, 2004.

Noninterest Expense

Non-interest expense for the first quarter of 2004 was $2,823,000, up $551,000 when compared to the first quarter of 2003.  This increase was focused in two primary areas, salaries and employee benefits (up $79,000) and loan foreclosure and other real estate owned expense (up $489,000).

The increase in salaries and employee benefits was primarily the result of a general increase in the number of employees, which included the hiring of a president at one of the subsidiary banks and the addition of a senior officer at the corporate level.  The hiring of these two individuals occurred during the first quarter of 2004 and the third quarter of 2003, respectively.

The increase in loan foreclosure and other real estate owned expense was primarily related to the other real estate owned category.  In the latter part of the first quarter of 2004, Illini Bank began reevaluating other real estate owned, looking for alternative sales channels and obtaining additional information to expedite the sale of these properties.  Two of these properties have been held by Illini Bank for over a year.  Efforts to sell these properties have been unsuccessful to date.  After consultation with outside experts and after review and evaluation of the properties, current economic and market conditions and potential costs of sale, management determined it prudent to reduce the carrying value of these two properties by an aggregate amount of $455,000.  In addition, for one of the two above properties, management contracted for the remaining two units to be completed so as to make these units suitable for leasing.  These costs will be expensed as incurred.

CREDIT QUALITY

Allowance for Loan Losses

When the subsidiary banks (Banks) originate loans, they recognize that credit losses will be experienced, and that all these loans carry varying degrees of risk, such as:  economic conditions; the creditworthiness of the borrower; the type of loan being made; and, with loans secured by collateral, the quality of the collateral for the loan.  The allowance for loan losses represents the Banks’ estimate of the level of allowance necessary to provide for probable incurred losses in the loan portfolio.  The Banks analyze the collectibility of the loans in their respective portfolios, using information provided by internal loan staff, the loan review function, and information provided by examinations performed by regulatory agencies.  The Banks perform an ongoing evaluation as to the adequacy of the allowance for loan losses.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates.  These estimates are reviewed on a monthly basis, and as adjustments, either positive or negative, are deemed necessary, a corresponding increase or decrease is made in the provision for loan losses.

At March 31, 2004, the allowance for loan losses was $2.7 million, or 1.42% of total loans.  This compares to the $2.4 million (1.25%) and $2.3 million (1.13%) reported at December 31, 2003 and March 31, 2003, respectively.  The change from December 31, 2003 is due to the continued level of nonperforming loans, the increase in impaired loans and the downgrading of some of those loans late in the first quarter of 2004.

Illini Corporation’s primary business of making commercial, real estate, and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers, which are beyond the control of the Corporation.  Accordingly, a significant factor in the Corporation’s past and future operating results is the level of the provision for loan losses.

Credit Quality	March 31, 2004	December 31, 2003	March 31, 2003
	(dollars in thousands)
Nonperforming assets:
Accruing loans past due 90 days	$18	$9	$3
Nonaccrual	5,283	5,505	3,391
Renegotiated	612	—	623
Other real estate owned	3,482	3,918	2,058
Total nonperforming assets	$9,395	$9,432	$6,075

Key ratios:
Nonperforming loans to loans	3.13%	2.93%	1.97%
90 days delinquent to ending loans	0.01	0.00	0.00
Allowance to total loans	1.42	1.25	1.13
Allowance to nonperforming loans	45.29	42.79	57.16

Nonperforming Assets

Nonperforming and renegotiated loans at March 31, 2004 totaled $5.9 million, up $399,000 (or 7.2%) from December 31, 2003, and up $1.9 million (47.5%) from March 31, 2003.  Nonaccrual loans comprise the majority of the nonperforming loans.  The classification of a loan as nonaccrual does not necessarily indicate that the principal is uncollectible, in whole or in part.  The Banks make a determination as to the collectibility on a case-by-case basis.  The Banks consider the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans.  The final determination as to the steps taken is made based upon the specific facts of each situation.  Alternatives that are typically considered to collect nonaccrual loans are foreclosure, collection under guarantees, loan restructuring, or judicial collection actions.

Other real estate owned decreased by $436,000, to $3.5 million, from the $3.9 million reported as of December 31, 2003.  See previous discussion of other real estate owned under noninterest expense.

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

As discussed in the Corporation’s 2003 Form 10-KSB and previous Form 10-QSB reports, management has implemented several initiatives to improve credit quality.  These steps included a new loan policy and improved reporting systems (credit quality and production).  Management is committed to continuing these initiatives.

Other Potential Problem Loans

The Corporation has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans, these loans totaled $7,462,000 that management has classified as impaired at March 31, 2004. Management currently considers these loans to be impaired due to declining financial performance. These classifications are a direct result of improved reporting systems (credit quality and production).  The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

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

The table below shows the various measures of regulatory capital and related quarterly ratios.

	Regulatory requirements to be:		Actual Regulatory Capital Ratios
	Adequately Capitalized	Well- Capitalized	March 31, 2004	December 31, 2003
Total risk-based capital as % of risk-weighted assets	8.0%	10.0%	11.4%	11.7%
Tier 1 capital as % of risk-weighted assets	4.0%	6.0%	7.8%	8.3%
Tier 1 capital as % quarterly average assets	4.0%	5.0%	6.1%	6.3%

Risk-based capital guidelines require the classification of assets and some off-balance items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk adjusted asset totals.  Management believes, and data in the above table show that, as of March 31, 2004 and December 31, 2003 the Corporation met all capital adequacy requirements to which it is subject.  As of those dates, the Corporation’s subsidiary banks were “well capitalized” under regulatory prompt corrective action provisions.

Earnings retention is affected by the Board of Directors’ declaration of cash dividends.  The dividend payout ratio is an indicator of the level of earnings retained.  The Board of Directors of the Corporation considers the capital strength of the Corporation and the banks in determining the appropriate level of cash dividends to be paid to shareholders.  The dividend payout ratio for the three months ended March 31, 2004 was 0.00% as compared to 29.49% for the three months ended March 31, 2003. In March, 2004 the Corporation approved a change in meeting times, electing to meet during the first month after each quarter end, so the performance of the Corporation could be reviewed on a calendar quarter basis.  Consequently, the timing of the declaration of dividends was moved back one month.  As a result, no dividend declaration was made in the first quarter of 2004, but instead was declared at April’s meeting.

As discussed in the Corporation’s 2003 Form 10-KSB, the Corporation has $9 million of trust preferred securities outstanding.  Twenty Five (25) percent of the Tier 1 capital ratio can be comprised of the trust preferred issue.  As of March 31, 2004, the portion eligible for inclusion in the Tier 1 computation amounted to approximately $4.3 million.

LIQUIDITY

Illini Corporation’s policy is to manage interest rate risk to a level, which places limits on the sensitivity of its earnings to changes in market interest rates.  An explanation of the asset/liability management process is found in the Corporation’s 2003 Form 10-KSB, beginning on page 16.

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

Illini Corporation uses a comprehensive analysis of its asset/liability function, including a review of its funds management policy and its principal measure of liquidity.  The Corporation utilizes a liquidity measurement, called “Basic Surplus,” which redefines liquid assets as the total available assets held by the Corporation which can be converted to cash in thirty days or less, reduced by short term liabilities, plus available borrowings.  As of March 31, 2004, the most recent calculation, Illini Corporation’s basic surplus was $36.6 million, or 14.4% of total average assets.

Management believes the formula provides an accurate measurement of liquidity and provides management with a comprehensible and consistent tool to develop pricing and profitability strategies.  Based on the new measurement and as compared to peer banks, management believes the liquidity position of the banks is strong.

PART I - Item 3.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2004. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors during the first quarter of 2004 that could significantly affect internal controls.  While management concluded the disclosure controls and procedures are adequate in all material respects for SEC reporting purposes, the Corporation is currently reviewing its policies and procedures regarding identification and classification of impaired loans, its asset review process, and its process for valuing other real estate owned.

PART II.  OTHER INFORMATION

Item 1 Legal Proceedings

Various legal claims have arisen against Illini Corporation in the normal course of business, which, in the opinion of Illini Corporation management, will not result in any material liability to Illini Corporation.  Three (3) cases are pending as of April 29,2004.

The first case was filed in 1998 by a shareholder of Illini Corporation against Illinois Stock Transfer Company, as Rights Agent for Illini Corporation under Illini Corporation’s Shareholder Rights Agreement (“Rights Agreement”), for specific performance of the Rights Agreement, on behalf of the plaintiff individually and on behalf of a class of Illini Corporation shareholders.  The complaint alleged that the Rights Agreement was triggered in April of 1998, and the Rights Agent had a duty under the Rights Agreement to distribute Rights Certificates to the shareholders of Illini Corporation.  Illini Corporation was added as a Defendant in 1999 and the class certified.  Plaintiff was seeking to recover attorney’s fees from Illini Corporation in addition to other relief.  In January of 2000, the trial court entered summary judgment in favor of Illini Corporation and Illinois Stock Transfer Company.  Plaintiff appealed this ruling denying Plaintiff’s summary judgment motion to the Illinois Appellate Court.  The Appellate Court reversed the Summary Judgment for Defendants and remanded the case for trial on the issue of whether the Illini Corporation Board of Directors acted in good faith in determining that a shareholder’s acceptance of a gift of Illini Corporation Stock did not trigger the Rights Agreement, and in Illini Corporation’s later amendment of the Rights Agreement.  The Appellate Court further ruled the Plaintiff’s attorney’s fees were recoverable under the Rights Agreement.  After a series of unsuccessful motions filed by the plaintiff’s counsel, Illini Corporation entered a motion to remove the plaintiff’s attorney.  The court removed the attorney for the plaintiff class and appointed new counsel to represent the class.  The removed counsel filed a motion for reconsideration, which was denied.  The new counsel filed a Motion For Direction to remove the class representative, which was granted on January 15, 2003.  On March 7, 2003 the trial court appointed a successor class representative. The Corporation has negotiated a settlement of the suit with the new class representative and class counsel.  The terms of that settlement have been agreed upon and approved by the court.  The agreement provides for a complete resolution of the shareholder claims and a portion of the claims for attorney fees for the class representative.  Illini has accrued for this expense and it will have no adverse impact on the Corporation.  The court will also be asked to deny the fee request filed by the attorney for the original class representative. That proceeding should be concluded in the trial court by the end of June 2004.

The second case was filed in August of 2001 by a shareholder against a former shareholder and several past and present directors of Illini Corporation.  The complaint purports to bring a derivative cause of action arising out of the redemption of the shares of the former shareholder, which is alleged to have caused the defendants to breach the Shareholder Rights Agreement.  The complaint seeks rescission of the stock redemption and recovery of plaintiff’s attorney’s fees.  In July 2002, the court ordered this derivative suit stayed pending a decision in other litigation.  In October 2003, plaintiff moved to dismiss the case without prejudice and for an award of attorney’s fees.  Illini Corporation did not oppose the motion to dismiss the case and that motion was granted.  Illini Corporation did oppose the request for attorney’s fees filed by plaintiff’s attorney.  The request for attorney fees was denied by the Court.  The decision of the trial court denying the request that Illini Corporation pay plaintiff’s attorney’s fees is being appealed to the Fourth District, Illinois Appellate Court.  Illini will continue to vigorously oppose that request for attorney’s fees.

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

Item 4     Submission of Matters to a Vote of Security Holders – none

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

(b)           Reports on Form 8-K :

There were no reports on Form 8-K filed for the quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Illini Corporation
(Registrant)

By: /s/Burnard K. McHone	May 14, 2004
Burnard K. McHone	Date signed
President

By: /s/Dennis B. Guthrie	May 14, 2004
Dennis B. Guthrie	Date signed
Chief Financial Officer