Form 10QSB
period 2004-06-30
ILLINI CORP
filed 2004-08-12
CIK 730037

U.S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2004

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

As of July 31, 2004, there were 414,529 shares of common stock, $0.01 par value outstanding.

Transitional Small Business Disclosure Format:	Yes ☐ No ☒

ILLINI CORPORATION

INDEX TO FORM 10-QSB

June 30, 2004

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2004 and December 31, 2003

Unaudited

	June 30, 2004	December 31, 2003
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,892	$8,623
Interest-bearing deposits in other banks	32	31
Federal funds sold	14,895	7,262
Cash and cash equivalents	20,819	15,916
Investment securities available for sale, at fair value	37,832	47,172
Loans held for sale	—	15,287
Loans, net of the allowance for loan losses of $2,635 and $2,359	165,512	170,846
Federal Home Loan Bank stock	838	813
Premises and equipment	6,165	6,255
Accrued interest receivable	1,368	1,838
Other real estate owned	3,324	3,918
Goodwill	1,856	1,856
Other assets	2,116	858
Total Assets	$239,830	$264,759
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$32,301	$34,400
Interest-bearing deposits:
NOW and money market accounts	59,111	59,490
Savings deposits	22,086	21,408
Time deposits, $100,000 and over	13,825	18,319
Other time deposits	74,847	92,998
Total Deposits	202,170	226,615
Federal funds purchased and securities sold under agreements to repurchase	534	528
Borrowings	13,322	11,347
Subordinated debentures	9,000	9,000
Accrued interest payable	806	1,082
Other liabilities	882	1,146
Total Liabilities	226,714	249,718

Shareholders’ equity
Preferred stock, $0.01 par value, authorized and unissued 10,000,000 shares	—	—
Common stock, $0.01 par value, authorized 45,000,000 shares; 571,789 shares issued	6	6
Capital surplus	9,038	9,070
Retained earnings	10,674	12,068
Accumulated other comprehensive income	475	1,101
Less: Cost of 157,260 and 160,088 treasury shares at June 30, 2004 and December 31, 2003, respectively	(7,077)	(7,204)
Total Shareholders’ Equity	13,116	15,041
Total Liabilities and Shareholders’ Equity	$239,830	$264,759

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME / (LOSS)

Three Months and Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
Interest income:
Loans, including fees	$2,976	$3,198	$5,898	$6,834
Investment securities:
Taxable	226	185	516	454
Exempt from federal income taxes	179	229	360	461
Federal funds sold and interest-bearing deposits	24	54	30	96
Total interest income	3,405	3,666	6,804	7,845
Interest expense:
Deposits:
NOW and money market accounts	112	134	220	317
Savings deposits	34	41	67	90
Time deposits, $100,000 and over	111	213	237	429
Other time deposits	556	1,016	1,217	2,071
Federal funds purchased and securities sold under agreements to repurchase	3	4	12	10
Borrowings	96	98	195	195
Subordinated debentures	229	229	473	473
Total interest expense	1,141	1,735	2,421	3,585
Net interest income	2,264	1,931	4,383	4,260
Provision for loan losses	—	—	1,390	150
Net interest income after provision for loan losses	2,264	1,931	2,993	4,110
Noninterest income:
Service charges on deposit accounts	417	339	767	663
Other fee income	77	132	155	263
Mortgage loan servicing fees	69	(3)	90	(8)
Gains (losses) on sales/transfers of mortgage loans	(226)	80	(212)	137
Investment securities gains	27	—	27	—
Gains (losses) on sale of other real estate owned	(55)	9	(35)	14
Other	82	41	102	67
Total noninterest income	391	598	894	1,136
Noninterest expense:
Salaries and employee benefits	1,419	1,189	2,684	2,375
Net occupancy expense	183	192	368	387
Equipment expense	51	54	99	115
Data processing fees	179	203	380	388
Supplies expense	34	44	68	91
Communication and transportation expense	132	116	250	230
Marketing and advertising expense	76	41	129	85
Correspondent bank fees	44	83	98	160
Loan foreclosure and other real estate owned expense	916	201	1,440	236
Professional fees	136	148	302	301
Regulatory fees	24	35	46	58
Other	196	186	349	338
Total noninterest expense	3,390	2,492	6,213	4,764
Income before income tax expense	(735)	37	(2,326)	482
Income tax expense	(342)	(10)	(1,035)	86
Net income	$(393)	$47	$(1,291)	$396
Basic and diluted earnings per share	$(0.95)	$0.11	$(3.12)	$0.96

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(dollars in thousands)
Common Stock
Beginning of year balance	$6	$6
End of period balance	6	6

Capital Surplus
Beginning of year balance	9,070	9,070
Sale of treasury stock	(32)	—
End of period balance	9,038	9,070

Retained Earnings
Beginning of year balance	12,068	11,885
Net income (loss)	(1,291)	396
Dividends on common stock	(103)	(205)
End of period balance	10,674	12,076

Treasury Stock
Beginning of year balance	(7,204)	(7,204)
Sale of treasury stock	127	—
End of period balance	(7,077)	(7,204)

Accumulated Other Comprehensive Income
Beginning of year balance	1,101	1,464
Unrealized gains (losses) on securities, net of tax	(626)	369
End of period balance	475	1,833

Total Shareholders’ Equity	$13,116	$15,781

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

Three Months and Six Months Ended June 30, 2004 and 2003

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands)		(dollars in thousands)
Net Income (loss)	$(393)	$47	$(1,291)	$396
Other comprehensive income, unrealized gains (losses) on securities, net of reclassification adjustment, net of tax	(835)	356	(626)	369
Comprehensive income (loss)	$(1,228)	$403	$(1,917)	$765

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2004 and 2003

(Unaudited)

	2004	2003
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(1,291)	$396
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	380	385
Provision for loan losses	1,390	150
Investment security amortization, net	33	111
Gains on sales of investment securities, net	(27)	—
Federal Home Loan Bank stock dividend	(25)	(33)
(Gains) losses on sales/transfers of mortgage loans	212	(137)
Valuation allowance established for other real estate owned	1,003	—
(Gains) losses on sales of other real estate owned	35	(14)
Decrease in accrued interest receivable	470	663
Decrease in accrued interest payable	(276)	(154)
Origination of secondary market mortgage loans	(2,442)	(10,545)
Proceeds from the sales of secondary market mortgage loans	12,060	11,016
Other, net	(1,173)	(1,304)
Net cash provided by operating activities	10,349	534
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	1,545	—
Proceeds from maturities and paydowns of investment securities available for sale	12,987	14,521
Purchases of investment securities available for sale	(6,173)	(12,033)
Net decrease in loans	8,614	8,073
Purchases of premises and equipment	(290)	(214)
Proceeds from sales of other real estate owned	343	416
Net cash provided by investing activities	17,026	10,763
Cash flows from financing activities:
Net decrease in noninterest-bearing demand deposits	(2,099)	(2,807)
Net increase in NOW, money market accounts and savings deposits	299	2,979
Net increase (decrease) in time deposits, $100,000 and over	(4,494)	1,775
Net decrease in other time deposits	(18,151)	(3,252)
Net increase (decrease) in securities sold under agreements to repurchase	6	(50)
Proceeds from sale of treasury shares	95	—
Proceeds of borrowings	6,000	—
Repayment of borrowings	(4,025)	(24)
Cash dividends paid	(103)	(205)
Net cash used in financing activities	(22,472)	(1,584)

Net increase in cash and cash equivalents	4,903	9,713

Cash and cash equivalents at beginning of period	15,916	19,853

Cash and cash equivalents at end of period	$20,819	$29,566

Supplemental Disclosures
Transfer of loans held for sale to loan portfolio	$5,457	$—

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2004

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

Results for the three and six months ended June 30, 2004 may not be indicative of the annual performance of Illini Corporation or the subsidiary banks, Illini Bank and Farmers State Bank of Camp Point (“the subsidiary banks”).  Management of the Corporation has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements (unaudited) in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

(2)                                  Earnings / (Loss) per Common Share

Earnings per share represents income available to common shareholders divided by the weighted average number of shares outstanding during the period.  The Corporation has no common equivalent shares that could cause dilution.  The following information was used in the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
Net Income	$(393)	$47	$(1,291)	$396

Weighted average common shares outstanding	414,529	411,701	413,535	411,701

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

(4)                      Allowance For Loan Losses

In originating loans, the Corporation recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan.  The allowance for loan losses represents the Corporation’s estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio.  In making this determination, the Corporation analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.  The Corporation makes an ongoing evaluation as to the adequacy of the allowance for loan losses.  Transactions in the allowance for loan losses for the six months ended June 30, 2004 and 2003 are summarized below:

	Six months ended June 30,
	2004	2003
	(dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$2,359	$2,468

Charge-offs	(1,149)	(732)
Recoveries	35	68
Net charge-offs	(1,114)	(664)

Provision charged to operations	1,390	150
Balance at end of period	$2,635	$1,954
Average loans outstanding	$183,469	$203,343

(5)                      Regulatory Examination

Illini operates in a regulated industry and is subject to various regulatory constraints, including some which limit the amount of dividends that may be paid by a subsidiary bank or which require prior regulatory approval.  At June 30, 2004 Illini Bank had retained earnings of approximately $2,600,000 available to be paid to the Corporation and still be considered well capitalized and Farmers State Bank of Camp Point had retained earnings of approximately $750,000 to be paid to the Corporation and still be considered well capitalized.  The memorandum of understanding discussed below requires prior regulatory approval before the payment of any dividends by Illini Bank.

During March of 2004 a safety and soundness examination was commenced by the primary regulators of Illini Bank (Illini).

In May Illini Bank entered into a memorandum of understanding with the F.D.I.C. and the Illinois Office of Banks and Real Estate, which includes prior regulatory approval for payment of dividends by Illini Bank.  In July Illini Corporation approved a resolution requested by the Federal Reserve Bank of Chicago that includes restrictions similar to the above memorandum of understanding.  Cost associated with compliance to these agreements will be minimal, primarily related to additional reporting requirements while the agreements are in effect.  Management believes that these agreements should have no material adverse affects on the operations or financial performance of the company.

PART I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2004

SELECTED FINANCIAL RESULTS

The following table shows selected financial results and measures for the three and six months ended June 30, 2004 compared with the same period in 2003.

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	2003	Change	Change- %	2004	2003	Change	Change- %
	(dollars in thousands)
Net income	$(393)	$47	$(440)	(936.2)%	$(1,291)	$396	$(1,687)	(426.1)%
Average assets	245,395	280,398	(35,003)	(12.5)%	250,773	280,372	(29,599)	(10.6)%
Average equity	13,947	15,901	(1,954)	(12.3)%	14,270	15,669	(1,399)	(9.0)%
Return on assets	(0.64)%	0.07%	(0.71)%	(1,014.3)%	(1.03)%	0.28%	(1.31)%	(467.9)%
Return on equity	(11.30)%	1.19%	(12.49)%	(1,049.6)%	(18.14)%	5.10%	(23.24)%	(455.7)%
Efficiency ratio	129.58%	94.43%	35.15%	37.3%	115.57%	84.83%	30.74%	36.3%
Dividend payout ratio	(26.37)%	218.99%	(245.36)%	(112.1)%	(8.01)%	51.98%	(59.99)%	(115.4)%
Equity to assets ratio	5.68%	5.67%	0.01%	0.2%	5.69%	5.59%	0.10%	1.8%
Tier 1 leverage ratio	6.06%	5.91%	0.15%	2.6%
Total risk-based capital ratio	11.80%	10.89%	0.91%	8.4%

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

The Corporation recorded a net operating loss of $393,000 for the three months ended June 30, 2004, down $440,000 from the net income of $47,000 for the same period in 2003, and a net operating loss of $1,291,000 for the six months ended June 30, 2004, down $1,687,000 from the net income of $396,000 for the first half of 2003.  The return on average equity for the three months ended June 30, 2004 was a negative 11.30% as compared to positive 1.19% for the same period ended June 30, 2003.  Return on average equity for the six-month period ended June 30, 2004 was a negative 18.14% as compared to a positive 5.10% for the same period in 2003.  Similarly, basic and diluted earnings per share for the three months ended June 30, 2004 was $(0.95) per share versus $0.11 for the same quarter in 2003, representing a decrease of 963.6%.  Basic and diluted earnings per share for the six months ended June 30, 2004 was $(3.12) per share versus $0.96 for the same period in 2003, representing a decrease of 425.0%.  Three main activities contributed to the decrease in earnings during the second quarter of 2004:  the reduction in the carrying values on two properties in other real estate owned; the loss on sales of mortgage loans; and an increase in salaries and employee benefits expense. These items are discussed in more detail in the Results of Operations section of this document.

FINANCIAL CONDITION

Average earning assets of the Corporation for the first six months of 2004 decreased by $29.8 million (11.5%) to $228.7 million, from $258.5 million for the same period in 2003.

Average loans decreased $21.7 million (10.9%) to $177.2 million for the three months ended June 30, 2004, compared to $198.9 million for the same period in 2003.  Declines in average balances were seen in major categories of the loan portfolio, ranging from the $6.5 million decrease in commercial real estate loans, to $4.9 million in commercial loans, $4.5 million in residential real estate loans, $3.3 million in consumer and credit card loans, and $2.5 million in agricultural loans.  These decreases are reflective of management’s continued efforts to remove marginal credits from the books of Illini Bank (“Illini”) and focus on strengthening the remaining loan relationships.  In addition, during the second quarter of 2004, Ilini sold all loans that were classified as held for sale, except for $5.5 million that was transferred into Illini’s loan portfolio at lower of cost or market.  As of March 31, 2004 the amount of these loans totaled $15.2 million.  Illini experienced a loss on the sale or transfer of these loans in the amount of $226,000, which is reflected on Illini’s income statement.  These loans were sold or transferred due to the decrease in activity in the secondary market.

Average loans decreased $19.8 million (9.7%) to $183.5 million for the six months ended June 30, 2004, compared to $203.3 million for the same period in 2003.  Declines in average balances were seen in major categories of the loan portfolio, ranging from the $8.4 million decrease in commercial real estate loans, to $3.7 million in commercial loans, $3.3 million in consumer and credit card loans, $2.7 million in agricultural loans, and $1.1 million in residential real estate loans.  These decreases are reflective of management’s continued efforts to remove marginal credits from the books of Illini and focus on strengthening the remaining loan relationships.

Average balances of the securities portfolio decreased by $2.4 million for the three months and increased $1.1 million for the six months ended June 30, 2004, as compared to the same periods in 2003.  This increase was more than offset by a decrease of $10.8 million in short-term investments from June 30, 2003 to June 30, 2004 in the six-month period-to-period comparison.

During the latter part of 2003, management made the conscious decision to reduce its exposure to out of the area certificates of deposit as a funding source for loan and investment activity.  The impact of this decision continues to be seen in the Corporation’s deposit portfolio, as time deposits less than $100,000 decreased $27.2 million and time deposits $100,000 and over decreased $8.5 million, respectively, for the first half of 2004 as compared to the same period in 2003.  These declines were partially offset by reductions in the loan portfolio and in short-term investments, along with an increase in borrowings from the Federal Home Loan Bank of Chicago, a lower cost alternative funding source.  The net effect of these actions was a reduction in the Corporation’s funding costs of 70 basis points, to 2.43% for the first half of 2004, as compared to 3.13% for the same period in 2003.  As a result, the Corporation was able to increase its net interest margin for the six months ended June 30, 2004 to 4.00%, an increase of 50 basis points from the 3.50% reported for the first half of 2003.

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

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Three months ended June 30,
	2004			2003
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$10,527	$24	0.90%	$20,382	$54	1.07%
Investment securities (3)
Taxable	24,682	226	3.67	24,932	185	2.97
Tax-exempt (1)	13,607	260	7.65	15,707	331	8.44
Total securities	38,289	486	5.08	40,639	516	5.08
Loans
Commercial (1)	33,558	518	6.19	38,410	626	6.54
Agriculture	12,300	145	4.74	14,788	199	5.40
Real estate
Commercial	91,122	1,651	7.27	97,593	1,475	6.06
Agriculture	5,854	104	7.12	6,024	118	7.85
Residential	29,139	439	6.04	33,613	581	6.94
Consumer, net	4,595	96	8.40	7,751	173	8.97
Credit card	664	29	17.27	763	33	17.15
Total loans	177,232	2,982	6.75	198,942	3,205	6.46
Allowance for loan losses	(2,664)			(2,078)
Net loans (1) (2)	174,568	2,982	6.85	196,864	3,205	6.53
Total interest-earning assets	223,384	3,492	6.27	257,885	3,775	5.87
Other assets	22,011			22,513
Total assets	$245,395			$280,398
LIABILITIES
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$55,981	$112	0.80%	$57,457	$134	0.93%
Savings	22,623	34	0.60	21,848	41	0.76
Time deposits less than $100,000	78,941	556	2.83	109,017	1,016	3.74
Time deposits $100,000 and over	14,828	111	3.00	24,841	213	3.43
Total interest-bearing deposits	172,373	813	1.89	213,163	1,404	2.64
Short-term borrowings	552	3	2.48	635	4	2.79
Long-term borrowings	13,322	96	2.90	8,371	98	4.70
Subordinated debentures (4)	9,000	229	10.21	9,000	229	10.23
Total interest-bearing liabilities	195,247	1,141	2.34	231,169	1,735	3.01
Other liabilities	36,201			33,328
Shareholders’ equity	13,947			15,901
Total liabilities and shareholders’ equity	$245,395			$280,398
Net interest margin		$2,351	4.22%		$2,040	3.17%

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

(2)                      Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $84,000 in 2004 and $103,000 in 2003.

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

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Six months ended June 30,
	2004			2003
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$6,764	$30	0.88%	$17,578	$96	1.10%
Investment securities (3)
Taxable	27,258	516	3.78	24,007	454	3.78
Tax-exempt (1)	13,648	522	7.66	15,842	668	8.44
Total securities	40,906	1,038	5.08	39,849	1,122	5.63
Loans
Commercial (1)	35,339	1,061	6.02	39,030	1,291	6.67
Agriculture	12,815	314	4.91	15,493	421	5.48
Real estate
Commercial	90,525	3,065	6.79	98,951	3,258	6.64
Agriculture	5,748	209	7.29	6,368	247	7.81
Residential	33,380	993	5.97	34,496	1,196	6.99
Consumer, net	4,987	209	8.40	8,216	366	8.99
Credit card	675	58	17.20	789	68	17.30
Total loans	183,469	5,909	6.46	203,343	6,847	6.79
Allowance for loan losses	(2,453)			(2,314)
Net loans (1) (2)	181,016	5,909	6.55	201,029	6,847	6.87
Total interest-earning assets	228,686	6,977	6.12	258,456	8,065	6.29
Other assets	22,087			21,916
Total assets	$250,773			$280,372
LIABILITIES
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$56,146	$220	0.78%	$57,589	$317	1.11%
Savings	22,207	67	0.60	21,215	90	0.86
Time deposits less than $100,000	82,929	1,217	2.94	110,096	2,071	3.79
Time deposits $100,000 and over	15,382	237	3.09	23,926	429	3.61
Total interest-bearing deposits	176,664	1,741	1.98	212,826	2,907	2.75
Short-term borrowings	1,404	12	1.77	646	10	3.02
Long-term borrowings	12,669	195	3.09	8,377	195	4.70
Subordinated debentures (4)	9,000	473	10.55	9,000	473	10.60
Total interest-bearing liabilities	199,737	2,421	2.43	230,849	3,585	3.13
Other liabilities	36,766			33,854
Shareholders’ equity	14,270			15,669
Total liabilities and shareholders’ equity	$250,773			$280,372
Net interest margin		$4,556	4.00%		$4,480	3.50%

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

(2)                      Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $193,000 in 2004 and $218,000 in 2003.

(5)                      Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(6)                      The average balance for the Corporation is based on monthly average balances versus a daily average balance.

Net interest margin is a measure of the net return on interest-earning assets and is computed by dividing annualized net interest income by the average of total interest-earning assets for the period.

Net interest income on a tax equivalent basis for the first half of 2004 was $4.6 million, up $76,000 (1.7%) from the $4.5 million reported for the same quarter in 2003.  This increase resulted from changes in the volume of assets and liabilities, as well as changes in interest rates.

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

The provision for loan losses charged to operating expense for the six months ended June 30, 2004 was $1,390,000, up significantly from the $150,000 reported during the first half of 2003.  During the first quarter of 2004, Illini charged-off impaired loans totaling $909,000.  Two credit relationships in particular, which had previously been identified by management and had an allowance of approximately $607,000 allocated to them at December 31, 2003, comprised $753,000 of this total.  As a consequence of these charge-offs, as well as an increase in impaired loans and an increase in classified assets as a result of improved reporting systems (credit quality and production), management determined to record a provision of $1,350,000 to Illini’s allowance for loan losses during the first quarter of 2004.  During the second quarter of 2004, management completed their quarterly evaluation of the adequacy of the allowance for loan losses and determined that they did not need to make a provision to the allowance for loan losses.  Management believes that the allowance for loan losses is a level estimated to be adequate to cover probable incurred losses in its loan portfolio.

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

Noninterest Income

Non-interest income for the second quarter of 2004 was $391,000 and for the six-month period ended June 30, 2004 was $894,000, down 34.6% and 21.3%, respectively, when compared to the same periods in 2003.  The Corporation continues to experience solid growth in fee income, with service charges on deposit accounts up $104,000 (15.7%) and mortgage loan servicing fees up $98,000 when compared to the first six months of 2003.  Negatively impacting this growth were the following:  net losses of $212,000 from the sale/transfer of mortgage loans (previously mentioned in the March 31, 2004 10-QSB); and a reduction of $108,000 in other fee income, compared to the same six month period in 2003.

Noninterest Expense

Non-interest expense for the first six months of 2004 was $6,213,000, an increase of $1,449,000 (30.4%) compared to the first half of 2003.  This increase continues to be focused in two primary areas, salaries and employee benefits, up $309,000 (13.0%), and loan foreclosure and other real estate owned expense, up $1,204,000 (510.2%).

During the second quarter of 2004 Illini undertook an organizational restructuring project.  The culmination of this project resulted in the elimination of two senior level positions.  Terms of the employment contracts for these two individuals afforded these individuals the option of receiving severance pay over a finite period of time, or in a lump sum payout.  Both individuals elected the lump sum payout and those amounts were expensed during the second quarter.

The increase in loan foreclosure and other real estate owned expense was primarily related to the other real estate loan category.  As previously mentioned in the March 2004 Form 10-QSB, Illini reduced the carrying value of two properties by an aggregate $455,000 during the first quarter.  During the second quarter Illini reduced the carrying value of two properties by an aggregate amount of $548,000, based upon the values of signed contracts for purchase of those two properties, which were received during the latter part of the second quarter. In addition, as indicated in the first quarter, the Corporation was incurring costs to complete one piece of other real estate owned so that it would be suitable for leasing. Expenses associated with the completion totaled $171,000 and were expensed as incurred during the second quarter.  The remaining expenses are related to the maintenance of several other real estate owned properties.

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

At June 30, 2004, the allowance for loan losses was $2.6 million, or 1.57% of total loans.  This compares to the $2.4 million (1.25%) and $2.0 million (0.99%) reported at December 31, 2003 and June 30, 2003, respectively.  The change from December 31, 2003 is due to the continued level of nonperforming loans, the increase in impaired loans, and the downgrading of some of those loans during the first half of 2004.

Illini Corporation’s primary business of making commercial, real estate, and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers, which are beyond the control of the Corporation.  Accordingly, a significant factor in the Corporation’s past and future operating results is the level of the provision for loan losses.

Credit Quality	June 30, 2004	December 31, 2003	June 30, 2003
	(dollars in thousands)
Nonperforming assets:
Accruing loans past due 90 days	$10	$9	$9
Nonaccrual	3,164	5,505	3,616
Renegotiated	—	—	619
Other real estate owned	3,324	3,918	3,870
Total nonperforming assets	$6,498	$9,432	$8,114

Key ratios:
Nonperforming loans to loans	1.89%	2.93%	2.15%
90 days delinquent to ending loans	0.01	0.00	0.00
Allowance to total loans	1.57	1.25	0.99
Allowance to nonperforming loans	83.02	42.79	46.04

Nonperforming Assets

Nonperforming and renegotiated loans at June 30, 2004 totaled $3.2 million, down $2.3 million (or 42.4%) from December 31, 2003, and down $1.1 million (25.2%) from June 30, 2003.  Nonaccrual loans comprise the majority of the nonperforming loans.  Nonaccrual loans decreased primarily due to the transfer of loans to other real estate owned and the payoff of loans outstanding.  The classification of a loan as nonaccrual does not necessarily indicate that the principal is uncollectible, in whole or in part.  The Banks make a determination as to the collectibility on a case-by-case basis.  The Banks consider the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans.  The final determination as to the steps taken is made based upon the specific facts of each situation.  Alternatives that are typically considered to collect nonaccrual loans are foreclosure, collection under guarantees, loan restructuring, or judicial collection actions.

Other real estate owned decreased by $594,000, to $3.3 million, from the $3.9 million reported as of December 31, 2003.  The decrease from December 31, 2003 was based primarily on the writedown of three properties ($1 million), the sale of four properties during the first six months ($285,000) and the addition of two properties during the second quarter ($700,000).  See previous discussion of other real estate owned under noninterest expense.

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

As discussed in the Corporation’s 2003 Form 10-KSB and the March 31, 2004 Form 10-QSB reports, management has implemented several initiatives to improve credit quality.  These steps included a new loan policy and improved reporting systems (credit quality and production).  Management is committed to continuing these initiatives.

Other Potential Problem Loans

The Corporation has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans, these loans totaled $6,097,000 that management has classified as impaired at June 30, 2004. Management currently considers these loans to be impaired due to declining financial performance. These classifications are a direct result of improved reporting systems (credit quality and production).  The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

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

The table below shows the various measures of regulatory capital and related quarterly ratios.

	Regulatory requirements to be:		Actual Regulatory Capital Ratios
	Adequately Capitalized	Well- Capitalized	June 30, 2004	December 31, 2003
Total risk-based capital as % of risk-weighted assets	8.0%	10.0%	11.9%	11.7%
Tier 1 capital as % of risk-weighted assets	4.0%	6.0%	8.0%	8.3%
Tier 1 capital as % quarterly average assets	4.0%	5.0%	6.1%	6.3%

Risk-based capital guidelines require the classification of assets and some off-balance items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk adjusted asset totals.  Management believes, and data in the above table show that, as of June 30, 2004 and December 31, 2003 the Corporation met all capital adequacy requirements to which it is subject.  As of those dates, the Corporation’s subsidiary banks were “well capitalized” under regulatory prompt corrective action provisions.

Earnings retention is affected by the Board of Directors’ declaration of cash dividends.  The dividend payout ratio is an indicator of the level of earnings retained.  The Board of Directors of the Corporation considers the capital strength of the Corporation and the banks in determining the appropriate level of cash dividends to be paid to shareholders.  The dividend payout ratio for the three and six months ended June 30, 2004 was (26.37) and (8.01)% as compared to 218.99% and 51.98% for the three and six months ended June 30, 2003. In March, 2004 the Corporation approved a change in meeting times, electing to meet during the first month after each quarter end, so the performance of the Corporation could be reviewed on a calendar quarter basis.  Consequently, the timing of the declaration of dividends was moved back one month.  As a result, no dividend declaration was made in the first quarter of 2004, but instead was declared at April’s meeting. At its regular quarterly meeting on July 8, 2004, with the approval of the Federal Reserve Bank of Chicago, the Corporation’s Board reduced the dividend paid on common stock from $.25 per share per quarter to $.10 per share per quarter.  The recent decline in earnings, principally due to the higher than normal level of non-performing loans and other real estate owned, and losses incurred on collecting these loans and selling other real estate owned, had reduced desired coverage below an acceptable level.  This action will allow the Corporation to build its capital reserves back to historical levels.

In May Illini Bank entered into a memorandum of understanding with the F.D.I.C. and the Illinois Office of Banks and Real Estate, which includes prior approval of dividends by Illini Bank.  In July Illini Corporation approved a resolution requested by the Federal Reserve Bank of Chicago that includes restrictions similar to the above memorandum of understanding.

As discussed in the Corporation’s 2003 Form 10-KSB, the Corporation has $9 million of trust preferred securities outstanding.  Twenty Five (25) percent of the Tier 1 capital ratio can be comprised of the trust preferred issue.  As of June 30, 2004, the portion eligible for inclusion in the Tier 1 computation amounted to approximately $4.2 million.

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

Illini Corporation uses a comprehensive analysis of its asset/liability function, including a review of its funds management policy and its principal measure of liquidity.  The Corporation utilizes a liquidity measurement, called “Basic Surplus,” which redefines liquid assets as the total available assets held by the Corporation which can be converted to cash in thirty days or less, reduced by short term liabilities, plus available borrowings.  As of June 30, 2004, the most recent calculation, Illini Corporation’s basic surplus was $37.2 million, or 14.9% of total average assets.

Management believes the formula provides an accurate measurement of liquidity and provides management with a comprehensible and consistent tool to develop pricing and profitability strategies.  Based on the new measurement and as compared to peer banks, management believes the liquidity position of the banks is strong.

PART I - Item 3.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2004. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors during the first six months of 2004 that could significantly affect internal controls.  While management concluded the disclosure controls and procedures are adequate in all material respects for SEC reporting purposes, the Corporation is currently reviewing its policies and procedures regarding identification and classification of impaired loans, its asset review process, and its process for valuing other real estate owned.

PART II.  OTHER INFORMATION

Item 1 Legal Proceedings

Various legal claims have arisen against Illini Corporation in the normal course of business, which, in the opinion of Illini Corporation management, will not result in any material liability to Illini Corporation.  Of the Three (3) cases previously reported, two cases are pending and one case has been closed as of July 20, 2004.

The first case was filed in 1998 by a shareholder of Illini Corporation against Illinois Stock Transfer Company, as Rights Agent for Illini Corporation under Illini Corporation’s Shareholder Rights Agreement (“Rights Agreement”), for specific performance of the Rights Agreement, on behalf of the plaintiff individually and on behalf of a class of Illini Corporation shareholders.  The complaint alleged that the Rights Agreement was triggered in April of 1998, and the Rights Agent had a duty under the Rights Agreement to distribute Rights Certificates to the shareholders of Illini Corporation.  Illini Corporation was added as a Defendant in 1999 and the class certified.  Plaintiff was seeking to recover attorney’s fees from Illini Corporation in addition to other relief.  In January of 2000, the trial court entered summary judgment in favor of Illini Corporation and Illinois Stock Transfer Company.  Plaintiff appealed this ruling denying Plaintiff’s summary judgment motion to the Illinois Appellate Court.  The Appellate Court reversed the Summary Judgment for Defendants and remanded the case for trial on the issue of whether the Illini Corporation Board of Directors acted in good faith in determining that a shareholder’s acceptance of a gift of Illini Corporation Stock did not trigger the Rights Agreement, and in Illini Corporation’s later amendment of the Rights Agreement.  The Appellate Court further ruled the Plaintiff’s attorney’s fees were recoverable under the Rights Agreement.  After a series of unsuccessful motions filed by the plaintiff’s counsel, Illini Corporation entered a motion to remove the plaintiff’s attorney.  The court removed the attorney for the plaintiff class and appointed new counsel to represent the class.  The removed counsel filed a motion for reconsideration, which was denied.  The new counsel filed a Motion For Direction to remove the class representative, which was granted on January 15,

2003.  On March 7, 2003 the trial court appointed a successor class representative. The Corporation has negotiated a settlement of the suit with the new class representative and class counsel.  The terms of that settlement have been agreed upon and approved by the court.  The agreement provides for a complete resolution of the shareholder claims and a portion of the claims for attorney fees for the class representative.  Illini has accrued for this expense and it will have no adverse impact on the Corporation.  The court will also be asked to deny the fee request filed by the attorney for the original class representative. That proceeding should be concluded as soon as it is scheduled for hearing by the Court.  Removed counsel has filed an appeal of certain decisions made by the trial court, and that appeal is pending in the Fourth Appellate Court of Illinois.

The second case was filed in August of 2001 by a shareholder against a former shareholder and several past and present directors of Illini Corporation.  The complaint purports to bring a derivative cause of action arising out of the redemption of the shares of the former shareholder, which is alleged to have caused the defendants to breach the Shareholder Rights Agreement.  The complaint seeks rescission of the stock redemption and recovery of plaintiff’s attorney’s fees.  In July 2002, the court ordered this derivative suit stayed pending a decision in other litigation.  In October 2003, plaintiff moved to dismiss the case without prejudice and for an award of attorney’s fees.  Illini Corporation did not oppose the motion to dismiss the case and that motion was granted.  Illini Corporation did oppose the request for attorney’s fees filed by plaintiff’s attorney.  The request for attorney fees was denied by the Court.  The decision of the trial court denying the request that Illini Corporation pay plaintiff’s attorney’s fees was being appealed to the Fourth District, Illinois Appellate Court, but plaintiff dismissed the appeal.  The case is now concluded.

In April 2003, Illini Corporation, its directors, and one of its officers were named as defendants in a complaint filed in the Circuit Court of Sangamon County.  Plaintiffs seek to rescind the Stock Purchase Agreement entered into by the Corporation in 2001 to purchase approximately 30% of its common shares from a minority shareholder group.  The Stock Purchase Agreement was a normal business transaction beneficial to the Corporation’s shareholders and was entered into after appropriate due diligence and consultation with the Corporation’s outside financial advisors.  The Corporation has filed motions to dismiss on the basis of a prior pending action and a motion for a stay of proceedings until review of the case by its independent directors.  That review has been completed, with a determination by the independent directors that the Stock Purchase Agreement was in the best interests of the Corporation and its shareholders and that the directors acted in good faith in entering into the Stock Purchase Agreement.  Those motions are still pending.  The Corporation will vigorously defend the lawsuit.

Item 2                Changes in Securities - none

Item 3                Defaults Upon Senior Securities – none

Item 4                Submission of Matters to a Vote of Security Holders –

The Annual Meeting of Shareholders of the Corporation was held on May 20, 2004, for the purpose of electing five directors each to serve a term of three years and ratifying the appointment of Crowe Chizek and Company LLC as the Corporation’s independent auditors for fiscal year ending December 31, 2004. Proxies for the meeting were solicited by management pursuant to Regulation 14A under Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitation.

All five of Management’s nominees for director listed in the proxy statement were elected.  The results of the vote were as follows:

	Shares Voted “For”	Shares “Withheld”	Broker Non Votes
William B. McCubbin	331,995	14,154	0
Burnard K. McHone	331,475	14,674	0
Robert F. Olson	335,407	10,742	0
N. Ronald Thunman	331,294	14,855	0
Jane Schachtsiek	335,401	10,748	0

The appointment of Crowe Chizek and Company LLC as the Corporation’s auditors for the fiscal year ending December 31, 2004, was ratified.  The results of the vote were as follows:

	“For”	“Against”	“Abstain”
Ratification of Crowe Chizek and Company LLC	338,261	2,892	4,996

Item 5                Other Information - none

Item 6                Exhibits and Reports on Form 8-K

(a)           Exhibits:

31.1	Certification of CEO pursuant to rule 13a-14(a)/15d-14(a).
31.2	Certification of CFO pursuant to rule 13a-14(a)/15d-14(a).
32.1	CEO Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	CFO Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K :

There were no reports on Form 8-K filed for the quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Illini Corporation
(Registrant)

By: /s/ Burnard K. McHone	August 12, 2004
Burnard K. McHone	Date signed
President

By: /s/ Dennis B. Guthrie	August 12, 2004
Dennis B. Guthrie	Date signed
Chief Financial Officer