Form 10QSB
period 2004-09-30
ILLINI CORP
filed 2004-11-12
CIK 730037

U.S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2004

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

As of October 31, 2004, there were 414,529 shares of common stock, $0.01 par value outstanding.

Transitional Small Business Disclosure Format:	Yes ☐ No ☒

ILLINI CORPORATION

INDEX TO FORM 10-QSB

September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets September 30, 2004 and December 31, 2003

Consolidated Statements of Income / (Loss) Three and Nine Months Ended September 30, 2004 and 2003

Consolidated Statements of Shareholders’ Equity Nine Months Ended September 30, 2004 and 2003

Consolidated Statements of Comprehensive Income / (Loss) Three and Nine Months Ended September 30, 2004 and 2003

Consolidated Statements of Cash Flows Nine Months Ended September 30, 2004 and 2003

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

SIGNATURES

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and December 31, 2003

Unaudited

	September 30, 2004	December 31, 2003
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,285	$8,623
Interest-bearing deposits in other banks	65	31
Federal funds sold	11,625	7,262
Cash and cash equivalents	16,975	15,916
Investment securities available for sale, at fair value	48,888	47,172
Loans held for sale	—	15,287
Loans, net of the allowance for loan losses of $2,737 and $2,359	160,076	170,846
Federal Home Loan Bank stock	850	813
Premises and equipment	6,118	6,255
Accrued interest receivable	1,675	1,838
Other real estate owned	2,878	3,918
Goodwill	1,856	1,856
Other assets	2,063	858
Total Assets	$241,379	$264,759
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$34,078	$34,400
Interest-bearing deposits:
NOW and money market accounts	59,884	59,490
Savings deposits	21,787	21,408
Time deposits, $100,000 and over	13,837	18,319
Other time deposits	73,514	92,998
Total Deposits	203,100	226,615
Federal funds purchased and securities sold under agreements to repurchase	688	528
Borrowings	13,309	11,347
Subordinated debentures	9,000	9,000
Accrued interest payable	592	1,082
Other liabilities	1,129	1,146
Total Liabilities	227,818	249,718

Shareholders’ equity
Preferred stock, $0.01 par value, authorized and unissued 10,000,000 shares	—	—
Common stock, $0.01 par value, authorized 45,000,000 shares;571,789 shares issued	6	6
Capital surplus	9,038	9,070
Retained earnings	10,569	12,068
Accumulated other comprehensive income	1,025	1,101
Less: Cost of 157,260 and 160,088 treasury shares at September 30, 2004 and December 31, 2003, respectively	(7,077)	(7,204)
Total Shareholders’ Equity	13,561	15,041
Total Liabilities and Shareholders’ Equity	$241,379	$264,759

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME / (LOSS)

Three Months and Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
Interest income:
Loans, including fees	$2,613	$3,131	$8,511	$9,965
Investment securities:
Taxable	256	244	772	698
Exempt from federal income taxes	195	225	555	686
Federal funds sold and interest-bearing deposits	35	25	65	121
Total interest income	3,099	3,625	9,903	11,470
Interest expense:
Deposits:
NOW and money market accounts	131	121	351	438
Savings deposits	33	34	100	124
Time deposits, $100,000 and over	97	176	334	605
Other time deposits	502	865	1,719	2,936
Federal funds purchased and securities sold under agreements to repurchase	4	4	16	14
Borrowings	100	97	295	292
Subordinated debentures	244	244	717	717
Total interest expense	1,111	1,541	3,532	5,126
Net interest income	1,988	2,084	6,371	6,344
Provision for loan losses	212	200	1,602	350
Net interest income after provision for loan losses	1,776	1,884	4,769	5,994
Noninterest income:
Service charges on deposit accounts	422	357	1,189	1,020
Other fee income	72	113	227	376
Mortgage loan servicing fees	24	(10)	114	(18)
Gains (losses) on sales/transfers of mortgage loans	17	47	(195)	184
Investment securities gains	—	—	27	—
Gains (losses) on sale of other real estate owned	(29)	7	(64)	21
Other	45	35	147	102
Total noninterest income	551	549	1,445	1,685
Noninterest expense:
Salaries and employee benefits	1,263	1,154	3,947	3,529
Net occupancy expense	182	188	550	575
Equipment expense	55	58	154	173
Data processing fees	152	203	532	591
Supplies expense	54	36	122	127
Communication and transportation expense	125	115	375	345
Marketing and advertising expense	82	39	211	124
Correspondent bank fees	72	82	170	242
Loan foreclosure and other real estate owned expense	338	5	1,778	241
Professional fees	157	179	459	480
Regulatory fees	36	23	82	81
Other	44	125	393	463
Total noninterest expense	2,560	2,207	8,773	6,971
Income (loss) before income tax expense-(benefit)	(233)	226	(2,559)	708
Income tax expense (benefit)	(169)	37	(1,204)	123
Net income (loss)	$(64)	$189	$(1,355)	$585
Basic and diluted earnings (loss) per share	$(0.15)	$0.46	$(3.27)	$1.42

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(dollars in thousands)
Common Stock
Beginning of year balance	$6	$6
End of period balance	6	6

Capital Surplus
Beginning of year balance	9,070	9,070
Sale of treasury stock	(32)	—
End of period balance	9,038	9,070

Retained Earnings
Beginning of year balance	12,068	11,885
Net income (loss)	(1,355)	585
Dividends on common stock	(144)	(308)
End of period balance	10,569	12,162

Treasury Stock
Beginning of year balance	(7,204)	(7,204)
Sale of treasury stock	127	—
End of period balance	(7,077)	(7,204)

Accumulated Other Comprehensive Income
Beginning of year balance	1,101	1,464
Unrealized gains (losses) on securities, net of tax	(76)	(76)
End of period balance	1,025	1,388

Total Shareholders’ Equity	$13,561	$15,422

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

Three Months and Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(dollars in thousands)		(dollars in thousands)
Net Income (loss)	$(64)	$189	$(1,355)	$585
Other comprehensive income, unrealized gains (losses) on securities, net of reclassification adjustment, net of tax	550	(445)	(76)	(76)
Comprehensive income (loss)	$486	$(256)	$(1,431)	$509

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2004 and 2003

(Unaudited)

	2004	2003
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(1,355)	$585
Adjustments to reconcile net income (loss) to net cash provided by operatingactivities:
Depreciation	533	628
Provision for loan losses	1,602	350
Investment security amortization, net	55	131
Gains on sales of investment securities, net	(27)	—
Federal Home Loan Bank stock dividend	(37)	(46)
Loss on sale of premises and equipment	1	—
(Gains) losses on sales/transfers of mortgage loans	195	(184)
Valuation allowance established for other real estate owned	1,203	—
(Gains) losses on sales of other real estate owned	64	(21)
Decrease in accrued interest receivable	163	279
Decrease in accrued interest payable	(490)	(479)
Origination of secondary market mortgage loans	(3,993)	(14,974)
Proceeds from the sales of secondary market mortgage loans	13,628	16,650
Other, net	(1,184)	(2,231)
Net cash provided by operating activities	10,358	688
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	1,545	—
Proceeds from maturities and paydowns of investment securities available for sale	14,246	17,561
Purchases of investment securities available for sale	(17,649)	(19,306)
Net decrease in loans	13,806	9,756
Purchases of premises and equipment	(418)	(273)
Proceeds from sale of premises and equipment	21	—
Proceeds from sales of other real estate owned	592	422
Net cash provided by investing activities	12,143	8,160
Cash flows from financing activities:
Net decrease in noninterest-bearing demand deposits	(322)	(2,334)
Net increase in NOW, money market accounts and savings deposits	773	3,077
Net decrease in time deposits, $100,000 and over	(4,482)	(4,758)
Net decrease in other time deposits	(19,484)	(14,788)
Net increase (decrease) in securities sold under agreements to repurchase	160	(57)
Proceeds from sale of treasury shares	95	—
Proceeds of borrowings	6,000	3,000
Repayment of borrowings	(4,038)	(35)
Cash dividends paid	(144)	(308)
Net cash used in financing activities	(21,442)	(16,203)

Net increase (decrease) in cash and cash equivalents	1,059	(7,355)

Cash and cash equivalents at beginning of period	15,916	19,853

Cash and cash equivalents at end of period	$16,975	$12,498

Supplemental Disclosures
Transfer of loans held for sale to loan portfolio	$5,457	$—
Transfer of loans to other real estate owned	$819	3,561

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2004

(1)                                  Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the information and notes required by U.S. generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the Illini Corporation (“Corporation”) Annual Report on Form 10-KSB for the year ended December 31, 2003.  Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.  Such reclassifications have no effect on previously reported consolidated net income or shareholders’ equity.  The consolidated balance sheet of the Corporation as of December 31, 2003 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

        Results for the three and nine months ended September 30, 2004 may not be indicative of the annual performance of Illini Corporation or the subsidiary banks, Illini Bank and Farmers State Bank of Camp Point (“the subsidiary banks”).  Management of the Corporation has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements (unaudited) in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

(2)                                  Earnings / (Loss) per Common Share

        Earnings (loss) per share represents income (loss) available to common shareholders divided by the weighted average number of shares outstanding during the period.  The Corporation has no common equivalent shares that could cause dilution.  The following information was used in the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
Net Income	$(64)	$189	$(1,355)	$585

Weighted average common shares outstanding	414,529	411,701	413,868	411,701

(3)                      Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Significant estimates that are particularly sensitive to change are the allowance for loan losses and the value of other real estate owned.

(4)                      Allowance For Loan Losses

        In originating loans, the Corporation recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan.  The allowance for loan losses represents the Corporation’s estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio.  In making this determination, the Corporation analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.  The Corporation makes an ongoing evaluation as to the adequacy of the allowance for loan losses.  Transactions in the allowance for loan losses for the nine months ended September 30, 2004 and 2003 are summarized below:

	Nine months ended
	September 30,
	2004	2003
	(dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$2,359	$2,468

Charge-offs	(1,353)	(794)
Recoveries	129	72
Net charge-offs	(1,224)	(722)

Provision charged to operations	1,602	350
Balance at end of period	$2,737	$2,096
Average loans outstanding	$177,870	$200,539

(5)                      Regulatory Examination

        The Corporation operates in a regulated industry and is subject to various regulatory constraints, including some which limit the amount of dividends that may be paid by a subsidiary bank or which require prior regulatory approval.  At September 30, 2004 Illini Bank had retained earnings of approximately $3,000,000 available to be paid to the Corporation and still be considered well capitalized and Farmers State Bank of Camp Point had retained earnings of approximately $700,000 to be paid to the Corporation and still be considered well capitalized.  The memorandum of understanding discussed below requires prior regulatory approval before the payment of any dividends by Illini Bank.

        During March of 2004 a safety and soundness examination was commenced by the primary regulators of Illini Bank (“Illini”).

        In May of 2004 Illini Bank entered into a memorandum of understanding with the F.D.I.C. and the Illinois Department of Financial and Professional Regulation, Division of Banks and Real Estate, which includes prior regulatory approval for payment of dividends by Illini Bank.  In July of 2004 Illini Corporation approved a resolution requested by the Federal Reserve Bank of Chicago that includes restrictions similar to the above memorandum of understanding.  Cost associated with compliance to these agreements will be minimal, primarily related to additional reporting requirements while the agreements are in effect.  Management believes that these agreements should have no material adverse affects on the operations or financial performance of the Corporation.

PART I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

SELECTED FINANCIAL RESULTS

        The following table shows selected financial results and measures for the three and nine months ended September 30, 2004 compared with the same period in 2003.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	2003	Change	Change %	2004	2003	Change	Change %
	(dollars in thousands)
Net income	$(64)	$189	$(253)	(133.9)%	$(1,355)	$585	$(1,940)	(331.7)%
Average assets.	240,448	267,896	(27,448)	(10.3)%	247,435	276,177	(28,742)	(10.4)%
Average equity.	13,392	15,551	(2,159)	(13.9)%	13,967	15,599	(1,632)	(10.5)%
Return on assets	(0.11)%	0.28%	(0.39)%	(139.3)%	(0.73)%	0.28%	(1.01)%	(360.8)%
Return on equity..	(1.90)%	4.82%	(6.72)%	(139.5)%	(12.92)%	5.01%	(17.93)%	(357.9)%
Efficiency ratio.	97.26%	80.48%	16.78%	20.9%	108.56%	83.40%	25.16%	30.2%
Dividend payout ratio.	(64.77)%	54.46%	(119.23)%	(219.0)%	(10.69)%	52.78%	(63.47)%	(120.3)%
Equity to assets ratio	5.57%	5.80%	(0.23)%	(4.0)%	5.64%	5.65%	(0.01)%	(0.2)%
Tier 1 leverage ratio	6.14%	6.23%	(0.09)%	(1.5)%
Total risk-basedcapital ratio	12.03%	11.37%	0.66%	5.8%

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

The Corporation recorded a net operating loss of $64,000 for the three months ended September 30, 2004, down $253,000 from the net income of $189,000 for the same period in 2003, and a net operating loss of $1,355,000 for the nine months ended September 30, 2004, down $1,940,000 from the net income of $585,000 for the first nine months of 2003.  The return on average equity for the three months ended September 30, 2004 was a negative 1.90% as compared to positive 4.82% for the same period ended September 30, 2003.  Return on average equity for the nine-month period ended September 30, 2004 was a negative 12.92% as compared to a positive 5.01% for the same period in 2003.  Similarly, basic and diluted earnings (loss) per share for the three months ended September 30, 2004 was $(0.15) per share versus $0.46 for the same quarter in 2003, representing a decrease of 132.6%.  Basic and diluted earnings (loss) per share for the nine months ended September 30, 2004 was $(3.27) per share versus $1.42 for the same period in 2003, representing a decrease of 330.3%.  Several factors had an impact on earnings performance during the third quarter of 2004.  An increase in service charges on deposits and in mortgage loan servicing fees had a positive effect on earnings.  An increase in salaries and employee benefits and a reduction in the carrying value of one property in other real estate owned, charged through loan foreclosure and other real estate owned expense, had a negative effect on earnings.  These items are discussed in more detail in the Results of Operations section of this document.

FINANCIAL CONDITION

        Average earning assets of the Corporation for the first nine months of 2004 decreased by $28.6 million (11.3%) to $225.3 million, compared to $253.9 million for the same period in 2003.

        Average loans decreased $28.2 million (14.4%) to $166.8 million for the three months ended September 30, 2004, compared to $194.9 million for the same period in 2003.  Declines in average balances were seen in major categories of the loan portfolio, ranging from decreases of $10.4 million in residential real estate loans, to $7.1 million in commercial loans, $5.7 million in commercial real estate loans, $2.7 million in consumer and credit card loans, and $2.2 million in agricultural loans.

        Average loans decreased $22.6 million (11.3%) to $177.9 million for the nine months ended September 30, 2004, compared to $200.5 million for the same period in 2003.  Declines in average balances were seen in major categories of the loan portfolio, ranging from decreases of $7.5 million in commercial real estate loans, to $4.8 million in commercial loans, $4.2 million in residential real estate loans, $3.1 million in consumer and credit card loans, and $2.5 million in agricultural loans.  During the course of 2004 the management of Illini Bank (“Illini”) continued their efforts to reduce marginal credits from the books of Illini and to strengthen the remaining loan relationships, a process management began in 2003.  These declines have also been the result of a slowdown in new loan activity, as customer loan requests during the first nine months of 2004 have decreased, compared to the same period in 2003.

        During the second quarter of 2004, Illini sold all loans that were classified as held for sale, except for $5.5 million that was transferred into Illini’s loan portfolio at lower of cost or market.  As of March 31, 2004 the amount of these loans totaled $15.2 million.

        Average balances of the securities portfolio increased by $2.5 million for the three months and $1.5 million for the nine months ended September 30, 2004, as compared to the same periods in 2003.  This increase was more than offset by a decrease of $7.1 million in short-term investments from September 30, 2003 to September 30, 2004 in the nine-month period-to-period comparison.

        During the latter part of 2003, management made the conscious decision to reduce its exposure to out of the area certificates of deposit as a funding source for loan and investment activity.  The impact of this decision continues to be seen in the Corporation’s deposit portfolio, as average balance of time deposits less than $100,000 decreased $25.9 million and average balance of time deposits $100,000 and over decreased $8.4 million, respectively, for the first nine months of 2004 as compared to the same period in 2003.  These declines were partially offset by reductions in the loan portfolio and in short-term investments, along with an increase in borrowings from the Federal Home Loan Bank of Chicago, a lower cost alternative funding source.  The net effect of these actions was a reduction in the Corporation’s funding costs of 64 basis points, to 2.38% for the first nine months of 2004, as compared to 3.02% for the same period in 2003.  As a result, the Corporation was able to increase its net interest margin for the nine months ended September 30, 2004 to 3.92%, an increase of 41 basis points from the 3.51% reported for the first nine months of 2003.

        The subsidiary banks maintain an overnight federal funds line of credit with an unaffiliated financial institution and a collateralized borrowing capacity with the Federal Home Loan Bank of Chicago.

RESULTS OF OPERATIONS

        This discussion should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report and in the 2003 Illini Corporation Annual Report on Form 10-KSB (2003 Form10-KSB).

Net Interest Income

        The following tables show average balances and related interest income or interest expense, with the resulting average yield or rate by category of average earning assets or interest bearing liabilities.  Interest income and the resulting net interest income are shown on a tax equivalent basis.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Three months ended September 30,
	2004			2003
	Interest	Average	Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$11,654	$35	1.19%	$11,365	$25	0.89%
Investment securities (3)
Taxable	28,282	256	3.63	24,854	244	3.92
Tax-exempt (1)	14,510	283	7.79	15,493	326	8.42
Total securities	42,792	539	5.04	40,347	570	5.65
Loans
Commercial (1)	28,971	436	5.97	36,018	572	6.30
Agriculture	12,389	161	5.15	14,471	199	5.46
Real estate
Commercial	89,785	1,410	6.23	95,516	1,490	6.19
Agriculture	5,512	93	6.71	5,673	104	7.24
Residential	25,194	401	6.31	35,622	587	6.54
Consumer, net	4,279	91	8.40	6,891	155	8.93
Credit card	640	26	16.05	745	33	17.54
Total loans	166,770	2,618	6.23	194,936	3,140	6.39
Allowance for loan losses	(2,640)			(1,925)
Net loans (1) (2)	164,130	2,618	6.33	193,011	3,140	6.45
Total interest-earning assets	218,576	3,192	5.79	244,723	3,735	6.05
Other assets	21,872			23,173
Total assets	$240,448			$267,896
LIABILITIES
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$59,911	$131	0.87%	$58,860	$121	0.82%
Savings	21,971	33	0.60	21,650	34	0.61
Time deposits less than $100,000	74,010	502	2.69	98,290	865	3.49
Time deposits $100,000 and over	13,694	97	2.81	20,927	176	3.35
Total interest-bearing deposits	169,586	763	1.79	199,727	1,196	2.38
Short-term borrowings	567	4	2.49	821	4	2.17
Long-term borrowings	13,308	100	2.97	9,088	97	4.21
Subordinated debentures (4)	9,000	244	10.74	9,000	244	10.74
Total interest-bearing liabilities	192,461	1,111	2.29	218,636	1,541	2.80
Other liabilities	34,595			33,709
Shareholders’ equity	13,392			15,551
Total liabilities and shareholders’ equity	$240,448			$267,896
Net interest margin		$2,081	3.78%		$2,194	3.56%

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

(2)                      Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $77,000 in 2004 and $115,000 in 2003.

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

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Nine months ended September 30,
	2004			2003
	Interest	Average	Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$8,427	$65	1.02%	$15,484	$121	1.05%
Investment securities (3)
Taxable	27,602	772	3.73	24,292	698	3.83
Tax-exempt (1)	13,938	805	7.70	15,725	994	8.43
Total securities	41,540	1,577	5.06	40,017	1,692	5.64
Loans
Commercial (1)	33,204	1,498	6.01	38,016	1,863	6.55
Agriculture	12,672	474	4.99	15,149	620	5.48
Real estate
Commercial	90,276	4,476	6.60	97,821	4,748	6.49
Agriculture	5,669	302	7.10	6,134	350	7.63
Residential	30,635	1,394	6.06	34,875	1,783	6.84
Consumer, net	4,750	299	8.40	7,770	522	8.98
Credit card	664	84	16.83	774	101	17.38
Total loans	177,870	8,527	6.39	200,539	9,987	6.66
Allowance for loan losses	(2,516)			(2,183)
Net loans (1) (2)	175,354	8,527	6.48	198,356	9,987	6.73
Total interest-earning assets	225,321	10,169	6.01	253,857	11,800	6.21
Other assets	22,114			22,320
Total assets	$247,435			$276,177

LIABILITIES
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$57,410	$351	0.81%	$58,017	$438	1.01%
Savings	22,128	100	0.60	21,362	124	0.77
Time deposits less than $100,000	79,934	1,719	2.86	105,799	2,936	3.71
Time deposits $100,000 and over	14,815	334	3.01	23,235	605	3.48
Total interest-bearing deposits	174,287	2,504	1.91	208,413	4,103	2.63
Short-term borrowings	1,123	16	1.89	705	14	2.75
Long-term borrowings	12,884	295	3.05	8,616	292	4.53
Subordinated debentures (4)	9,000	717	10.61	9,000	717	10.65
Total interest-bearing liabilities	197,294	3,532	2.38	226,734	5,126	3.02
Other liabilities	36,174			33,844
Shareholders’ equity	13,967			15,599
Total liabilities and shareholders’ equity	$247,435			$276,177
Net interest margin		$6,637	3.92%		$6,674	3.51%

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

(2)                      Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $270,000 in 2004 and $333,000 in 2003.

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

        Net interest income on a tax equivalent basis for the first nine months of 2004 was $6.6 million, only $37,000 less than the amount reported for the same period in 2003.

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

The provision for loan losses charged to operating expense for the nine months ended September 30, 2004 was $1,602,000, up significantly from the $350,000 reported during the first nine months of 2003.  During the first quarter of 2004, Illini charged-off impaired loans totaling $909,000.  As a consequence of these charge-offs, as well as an increase in impaired loans and an increase in classified assets as a result of improved reporting systems (credit quality and production), management determined to record a provision of $1,350,000 to Illini’s allowance for loan losses during the first quarter of 2004.  During the third quarter of 2004, loans in the amount of $180,000 were charged off.  There was also an increase in impaired loans from $9.2 million as of June 30, 2004 to $10.4 million as of September 30, 2004.  Based on these factors management determined it appropriate to record a provision of $212,000 to Illini’s allowance for loan losses.  Management believes the resultant balance in the allowance for loan losses is at a level estimated to be adequate to cover probable incurred losses in its loan portfolio.

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

Noninterest Income

        Non-interest income for the three month and nine month periods ending September 30, 2004 was $551,000 and $1,445,000, respectively, unchanged and down 14.2% from the comparable periods in 2003.  Service charges on deposit accounts continued to display strong growth, up $65,000 for the three-month, and $169,000 for the nine-month periods ended September 30, 2004, compared to the same periods in 2003.  Year-to-date total non-interest income was negatively affected by the net losses from the sale/transfer of mortgage loans discussed in the Form 10-QSB for the first quarter and the second quarter of 2004.

Noninterest Expense

        Non-interest expense for the first nine months of 2004 totaled $8,773,000, an increase of $1,802,000 (25.8%) over the same period in 2003.  This increase continues to be focused in two primary categories, salaries and employee benefits, up $418,000 (11.8%) from 2003, and loan foreclosure and other real estate owned expense, up $1,537,000 (637.8%).

        The increase in salaries and employee benefits for the first nine months of 2004 reflects the expense associated with the lump sum payments under the terms of the employment contracts of two individuals, as discussed in the Form 10-QSB for the second quarter of 2004.

        The increase in loan foreclosure and other real estate owned expense was primarily related to the other real estate loan category.  As previously mentioned in the March 2004 Form 10-QSB, Illini reduced the carrying value of two properties by an aggregate $455,000 during the first quarter.  During the second quarter Illini reduced the carrying value of two properties by an aggregate amount of $548,000, based upon the values of signed contracts for purchase of those two properties, which were received during the latter part of the second quarter.  One of these properties called for settlement to take place in the month of August.  At that time, the buyers were unable to complete the purchase and the property remains in Illini’s possession.  Upon re-evaluating the costs associated to remarket this property, as well as current market conditions for this type of property, management determined it was appropriate to reduce the carrying value of this property by an additional $200,000; this amount was charged to loan foreclosure and other real estate expense in the third quarter.

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

        At September 30, 2004, the allowance for loan losses was $2.7 million, or 1.68% of total loans.  This compares to the $2.4 million (1.25%) and $2.1 million (1.08%) reported at December 31, 2003 and September 30, 2003, respectively.  The change from December 31, 2003 is due to the continued level of impaired loans, the downgrading of some of those loans, as well as charge-offs of some of those loans during the first nine months of 2004.

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

Credit Quality	September 30, 2004	December 31, 2003	September 30, 2003
	(dollars in thousands)
Nonperforming assets:
Accruing loans past due 90 days	$9	$9	$4
Nonaccrual	2,956	5,505	4,338
Renegotiated	—	—	616
Other real estate owned	2,878	3,918	3,741
Total nonperforming assets	$5,843	$9,432	$8,699

Key ratios:
Nonperforming loans to loans	1.82%	2.93%	2.55%
90 days delinquent to ending loans	0.01	0.00	0.00
Allowance to total loans	1.68	1.25	1.08
Allowance to nonperforming loans	92.31	42.79	42.28

Nonperforming Assets

        Nonperforming and renegotiated loans at September 30, 2004 totaled $3.0 million, down $2.5 million (or 45.5%) from December 31, 2003, and down $1.3 million (30.2%) from September 30, 2003.  Nonaccrual loans comprise the majority of the nonperforming loans.  Nonaccrual loans decreased primarily due to the transfer of loans to other real estate owned and the payoff of loans outstanding.  The classification of a loan as nonaccrual does not necessarily indicate that the principal is uncollectible, in whole or in part.  The Banks make a determination as to the collectibility on a case-by-case basis.  The Banks consider the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans.  The final determination as to the steps taken is made based upon the specific facts of each situation.  Alternatives that are typically considered to collect nonaccrual loans are foreclosure, collection under guarantees, loan restructuring, or judicial collection actions.

        Other real estate owned decreased by $1,040,000, to $2.9 million, from the $3.9 million reported as of December 31, 2003.  The decrease from December 31, 2003 was based primarily on the writedown of three properties ($1.2 million), the sale of seven properties during the first nine months of 2004 ($499,000) and the addition of two properties during the second quarter of 2004 ($700,000).

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

        As discussed in the Corporation’s 2003 Form 10-KSB and previous 2004 Form 10-QSB reports, management has implemented several initiatives to improve credit quality.  These steps included a new loan policy and improved reporting systems (credit quality and production).  Management is committed to continuing these initiatives.

Other Potential Problem Loans

        The Corporation has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans, these loans totaled $7,478,000 that management has classified as impaired at September 30, 2004, an increase of $1.4 million from June 30, 2004.  Management currently considers these loans to be impaired due to declining financial performance of the borrowers. These classifications are a direct result of improved reporting systems (credit quality and production).  The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

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

The table below shows the various measures of regulatory capital and related quarterly ratios.

	Regulatory requirements to be:		Actual Regulatory Capital Ratios
	Adequately Capitalized	Well- Capitalized	September 30, 2004	December 31, 2003
Total risk-based capital as % of risk-weighted assets	8.0%	10.0%	12.0%	11.7%
Tier 1 capital as % of risk-weighted assets	4.0%	6.0%	8.1%	8.3%
Tier 1 capital as % quarterly average assets	4.0%	5.0%	6.1%	6.3%

        Risk-based capital guidelines require the classification of assets and some off-balance items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk adjusted asset totals.  Management believes, and data in the above table show that, as of September 30, 2004 and December 31, 2003 the Corporation met all capital adequacy requirements to which it is subject.  As of those dates, the Corporation’s subsidiary banks were “well capitalized” under regulatory prompt corrective action provisions.

        Earnings retention is affected by the Board of Directors’ declaration of cash dividends.  The dividend payout ratio is an indicator of the level of earnings retained.  The Board of Directors of the Corporation considers the capital strength of the Corporation and the subsidiary banks in determining the appropriate level of cash dividends to be paid to shareholders.  The dividend payout ratio for the three and nine months ended September 30, 2004 was (64.77)% and (10.69)% as compared to 54.46% and 52.78% for the three and nine months ended September 30, 2003.  At its regular quarterly meeting on October 14, 2004, with the approval of the Federal Reserve Bank of Chicago, the Corporation’s Board approved a dividend payment of $.10 per share.

        In May of 2004, Illini Bank entered into a memorandum of understanding with the F.D.I.C. and the Illinois Department of Financial and Professional Regulation, Division of Banks and Real Estate, which includes prior regulatory approval for payment of dividends by Illini Bank.  In July of 2004, Illini Corporation approved a resolution requested by the Federal Reserve Bank of Chicago that includes restrictions similar to the above memorandum of understanding.

        As discussed in the Corporation’s 2003 Form 10-KSB, the Corporation has $9 million of trust preferred securities outstanding.  Twenty Five (25) percent of the Tier 1 capital ratio can be comprised of the trust preferred issue.  As of September 30, 2004, the portion eligible for inclusion in the Tier 1 computation amounted to approximately $4.2 million.

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

        Illini Corporation uses a comprehensive analysis of its asset/liability function, including a review of its funds management policy and its principal measure of liquidity.  The Corporation utilizes a liquidity measurement, called “Basic Surplus,” which redefines liquid assets as the total available assets held by the Corporation which can be converted to cash in thirty days or less, reduced by short term liabilities, plus available borrowings.  As of September 30, 2004, the most recent calculation, Illini Corporation’s basic surplus was $33.5 million, or 13.52% of total average assets.

        Management believes the formula provides an accurate measurement of liquidity and provides management with a comprehensible and consistent tool to develop pricing and profitability strategies.  Based on this measurement and as compared to peer banks, management believes the liquidity position of the subsidiary banks is strong.

PART I - Item 3.  Controls and Procedures

        An evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2004. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors during the first nine months of 2004 that could significantly affect internal controls.  While management concluded the disclosure controls and procedures are adequate in all material respects for SEC reporting purposes, the Corporation is currently reviewing its policies and procedures regarding identification and classification of impaired loans, its asset review process, and its process for valuing other real estate owned.

PART II.  OTHER INFORMATION

Item 1 Legal Proceedings

        Various legal claims have arisen against Illini Corporation in the normal course of business, which, in the opinion of Illini Corporation management, will not result in any material liability to Illini Corporation.  Of the cases previously reported, two cases remain pending.

        The first case was filed in 1998 by a shareholder of Illini Corporation against Illinois Stock Transfer Company, as Rights Agent for Illini Corporation under Illini Corporation’s Shareholder Rights Agreement (“Rights Agreement”), for specific performance of the Rights Agreement, on behalf of the plaintiff individually and on behalf of a class of Illini Corporation shareholders.  The complaint alleged that the Rights Agreement was triggered in April of 1998, and the Rights Agent had a duty under the Rights Agreement to distribute Rights Certificates to the shareholders of Illini Corporation.  Illini Corporation was added as a Defendant in 1999 and the class certified.  Plaintiff was seeking to recover attorney’s fees from Illini Corporation in addition to other relief. The Corporation negotiated a settlement of the suit with the new class representative and class counsel appointed after the Court removed the original class representative and her attorney.  The terms of that settlement have been agreed upon and approved by the court.  The agreement provides for a complete resolution of the shareholder claims and a portion of the claims for attorney fees for the new class representative, excluding fees for the attorney representing the original class representative. Illini has accrued for the expense that is part of the approved settlement and it will have no adverse impact on the Corporation.  The court will also be asked to deny the fee request filed by the attorney for the original class representative. That proceeding should be concluded as soon as it is scheduled for hearing by the Court.  Removed counsel has filed an appeal of certain decisions made by the trial court, and that appeal is pending in the Fourth Appellate Court of Illinois.

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

(b)           Reports on Form 8-K :

There were no reports on Form 8-K filed for the quarter ended September 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Illini Corporation
(Registrant)

By: /s/ Burnard K. McHone	November 10, 2004
Burnard K. McHone	Date signed
President

By: /s/ Dennis B. Guthrie	November 10, 2004
Dennis B. Guthrie	Date signed
Chief Financial Officer