Form 10KSB
period 2004-12-31
ILLINI CORP
filed 2005-03-29
CIK 730037

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒   Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

☐   Transition Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004
Commission file number 0-13343

ILLINI CORPORATION

(Name of small business issuer in its charter)

Illinois

(State of Incorporation)

37-1135429

(I.R.S. Employer I.D. No.)

3200 West Iles Avenue
Springfield, Illinois 62711

(Address of principal executive offices and zip code)

Issuer’s telephone number

(217) 787-5111

Securities registered pursuant to Section 12(b) of
the Exchange Act:

None

Securities registered pursuant to Section 12(g) of
the Exchange Act:

Common Stock, par value $.01 per share

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

The Registrant’s revenues for fiscal year 2004 were $15,054,000.

On March 16, 2005, 541,029 shares of common stock were outstanding.  The aggregate market value of such shares held by non-affiliates of the registrant was approximately $20,629,000 (based on the average of the bid and asked prices of securities traded as of March 16, 2005).

TABLE OF CONTENTS

Part I
1.	Description of Business
2.	Description of Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

Part II
5.	Market for the Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
6.	Management’s Discussion and Analysis of Financial Condition & Results of Operations
7.	Financial Statements
8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
8A.	Controls and Procedures
8B.	Other Information

Part III
9.	Directors and Executive Officers of the Registrant
10.	Executive Compensation
11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
12.	Certain Relationships and Related Transactions
13.	Exhibits
14.	Principal Accountant Fees and Services

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

PART I.

ITEM 1. - DESCRIPTION OF BUSINESS

Illini Corporation (or “Corporation”), a bank holding company as defined in the Bank Holding Company Act of 1956, as amended, was incorporated under the laws of the State of Illinois in 1983.  Illini Corporation presently operates two wholly owned subsidiaries, Illini Bank, with 13 locations throughout four counties in central Illinois and Farmers State Bank of Camp Point, Camp Point, Illinois.  In addition, the Corporation formed Illini Statutory Trust I (“IST”), which had previously been consolidated with the Corporation and, as discussed in Note 1 to the Consolidated Financial Statements, is now reported separately.  The Corporation’s executive offices are located at 3200 West Iles Avenue, Springfield, Illinois 62711, and its telephone number is 217-787-5111.

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

Illini Bank  (“Illini”) is an Illinois state bank, which had total assets of $198.8 million at December 31, 2004.  Illini maintains 13 banking facilities located in the following Illinois communities: Springfield, Lincoln, Auburn, Danvers, Divernon, Elkhart, Hudson, Mechanicsburg, Sherman, and Stonington.  Farmers State Bank of Camp Point (“Camp Point”) is an Illinois state bank, which had total assets of $36.7 million at December 31, 2004.  Camp Point maintains one banking facility located in Camp Point, Illinois.

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

Illini’s and Camp Point’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) under the Bank Insurance Fund (“BIF”) to the maximum amount allowed by law.  The Corporation is supervised and regulated by the Board of Governors of the Federal Reserve (“FRB”), and Illini and Camp Point are supervised and regulated by the FDIC and the Illinois Department of Financial and Professional Regulation, Division of Banks and Real Estate (“Illinois DFPR”).

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

•      Supervision and Regulation - General

Various federal and state banking laws and regulations affect the business of the Corporation.  The Corporation is subject to supervision, regulation, and periodic examination by the FRB.  The Corporation’s subsidiary banks are subject to supervision, regulation, and periodic examinations by the Illinois DFPR and the FDIC.  The following is a summary of certain statutes and regulations affecting the Corporation, Illini and Camp Point.  This summary is qualified in its entirety by such statutes and regulations, which are subject to change based on pending, and future legislation and action by regulatory agencies.  Proposals to change the laws and regulations governing the operation of banks and companies, which control banks and other financial institutions, are frequently raised in Congress.  The likelihood of any major legislation and the impact such legislation might have on the Corporation, Illini or Camp Point is, however, impossible to predict.

•      The Bank Holding Company Act

As a bank holding company, the Corporation is subject to regulation by the FRB under the Bank Holding Company Act of 1956, as amended (the “BHCA”).  The BHCA requires a bank holding company to obtain the prior approval of the FRB before acquiring substantially all of the assets or direct or indirect ownership or control of more than five percent of the voting shares of a bank or a bank holding company or merging or consolidating with any other bank holding company.

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

•      Transactions with Affiliates and Insiders

The Corporation, Illini Bank, and Camp Point are affiliates of each other and, as such, are subject to certain federal restrictions on loans and extensions of credit by the banks to the Corporation, on investments in the Corporation and its affiliates’ securities, on acceptance of such securities as collateral for loans to any borrower, and on leases, services and other contracts between the banks and the Corporation.  Additionally, regulations allow each bank to extend credit to the executive officers, directors, and principal shareholders or their related interests only if the loan is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-insiders.  Moreover, loans to insiders must not involve more than the normal risk of repayment or present other unfavorable features and must, in certain circumstances, be approved in advance by a majority of the entire board of directors of each bank.  The aggregate amount that can be lent to all insiders is limited to each bank’s unimpaired capital and surplus.  There are additional limitations on the amount of loans that can be made to each bank’s executive officers.

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

•      Capital Requirements

The FRB has imposed risk-based capital guidelines applicable to the Corporation.  These guidelines require that bank holding companies maintain capital commensurate with both on-and off-balance sheet credit and other risks of their operations.  Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets of 8 percent.  In addition, a bank holding company must maintain a minimum ratio of Tier 1 capital equal to 4 percent of risk-weighted assets.  Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill.  As a supplement to risk-based capital requirements, the FRB has also imposed leverage capital ratio requirements.  The leverage ratio requirements establish a minimum required ratio of Tier 1 capital to total assets less goodwill of 3 percent for the most highly rated bank holding companies.  All other bank holding companies are required to maintain additional Tier 1 capital yielding a leverage ratio of 4 percent to 5 percent, depending on the particular circumstances and risk profile of the institution.  Refer to the Capital Resources Section of Item 6 and Note 16 included under Item 7 for a summary of the Corporation’s capital ratios as of December 31, 2004 and 2003.

Each bank is also subject to risk-weighted capital standards and leverage measures, which are similar, but in some cases not identical, to the requirements for bank holding companies, which apply to the Corporation.  At December 31, 2004 Illini and Camp Point met all applicable capital requirements.

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

•      Monetary Policy and Economic Conditions

The business of commercial banks, such as Illini and Camp Point, is affected by monetary and fiscal policies of various regulatory agencies, including the FRB.  Among the regulatory techniques available to the FRB are open market operations in United States Government securities, changing the discount rate for member bank borrowings, and imposing and changing the reserve requirements applicable to member bank deposits and to certain borrowings by member banks and their affiliates (including parent companies).  These policies influence to a significant extent the overall growth and distribution of bank loans, investments and deposits and the interest rates charged on loans, as well as the interest rates paid on savings and time deposits.

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

As a registered company with the SEC, the Corporation is subject to certain provisions of the Sarbanes-Oxley Act of 2002.  The Board of Directors and management are aware of the required changes in corporate governance and disclosure and have acted to adopt the necessary actions for 2004.

•      Employees

As of December 31, 2004, the Corporation, Illini and Camp Point had 105 total employees and 81 full-time employees.

•      Statistical Disclosure

Page(s)
Investment Securities Available for Sale	10
Investment Securities Available for Sale Maturity Schedule	11
Loan Portfolio	11
Selected Loan Maturity and Interest Rate Sensitivity	12
Maturities of Time Deposits	13
Rate/Volume Variance Analysis	16
Consolidated Average Balances, Interest Income/Expense and Yields/Rates	17 & 18
Summary of Loan Loss Experience	20
Allocation of Allowance for Loan Losses	20
Nonperforming Assets	21
Noninterest Income	22
Noninterest Expense	22

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

ITEM 3. - LEGAL PROCEEDINGS

Various legal claims have arisen against the Corporation in the normal course of business, which, in the opinion of management, will not result in any material liability, other than what is disclosed below, to the Corporation.  Two (2) cases remain pending at December 31, 2004.

The first case was filed in 1998 by a shareholder of the Corporation against Illinois Stock Transfer Company, as Rights Agent for the Corporation under the Corporation’s Shareholder Rights Agreement (“Rights Agreement”), for specific performance of the Rights Agreement, on behalf of the plaintiff individually and on behalf of a class of shareholders.  The complaint alleged that the Rights Agreement was triggered in April of 1998, and that the Rights Agent had a duty under the Rights Agreement to distribute Rights Certificates to the Corporation’s shareholders.  The Corporation was named as a defendant in 1999 and the class was certified.  Plaintiff was seeking to recover attorney’s fees from the Corporation in addition to other relief.  In January of 2000, the trial court entered summary judgment in favor of the Corporation and the Rights Agent.  Plaintiff appealed this ruling to the Illinois Appellate Court.  The Appellate Court reversed the order granting summary judgment for defendants and remanded the case for trial on the issue of whether the Corporation’s Board of Directors acted in good faith in determining that a shareholder’s acceptance of a gift of the Corporation’s Stock did not trigger the Rights Agreement, and in the Corporation’s later amendment of the Rights Agreement.  The Appellate Court further ruled that plaintiff’s attorney’s fees were recoverable under the Rights Agreement.  After a series of unsuccessful motions filed by the Plaintiff’s counsel, the Corporation filed a motion to remove the Plaintiff’s attorney.  The court removed the attorney for the Plaintiff class and appointed new counsel to represent the class.  The removed counsel filed a motion for reconsideration, which was denied.  The new counsel filed a motion for direction to remove the class representative, which was granted on January 15, 2003.  On March 7, 2003 the trial court appointed a successor class representative. The Corporation has negotiated a settlement of the suit with the new class representative and class counsel.  The terms of that settlement have been agreed upon and approved by the court following a fairness hearing.  That agreement provides for a complete resolution of the shareholder claims and a portion of the claims for attorney fees for the class representative.  As of December 31, 2004 and 2003 the Corporation has an accrual of  $200,000 for this settlement and believes it will have no further adverse impact on the Corporation. This accrual is included in other liabilities in the Consolidated Balance Sheet.  The removed attorney, representing the removed class representative, has appealed various rulings of the trial court and that appeal is now pending in the Appellate Court of Illinois, Fourth District.  The removed attorney is also petitioning the trial court for fees.  The court will also be asked to deny the fee request filed by the attorney for the original class representative. That proceeding should be concluded in the trial court after the decision is rendered in the appeal.

In April 2003, the Corporation, its directors, and one of its officers were named as defendants in a complaint filed in the Circuit Court of Sangamon County, Illinois.  Plaintiffs seek to rescind the Stock Purchase Agreement entered into by the Corporation in 2001 to purchase approximately 30% of its common shares from a minority shareholder group.  Management believes that the Stock Purchase Agreement was a routine business transaction beneficial to the Corporation’s shareholders and was entered into after appropriate due diligence and consultation with the Corporation’s outside financial advisors.  The Corporation has filed motions to dismiss on the basis of a prior pending action.  The Corporation has completed its independent directors’ review.  The Corporation has also filed motions to dismiss on the basis of a prior pending action and to realign the parties, naming the Corporation as the party plaintiff, and for leave of court to dismiss the action.  Those motions are pending.  Management is contesting the claim vigorously.  The range of potential loss to the Corporation, if the case is decided contrary to its interests, has not been measured in a dollar amount because the claim of the plaintiff is not for a monetary judgment.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II.

ITEM 5. - MARKET FOR THE COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Corporation is traded over the counter and listed on the over the counter bulletin board (OTCBB).  The following table sets forth the high and low bid quotations by calendar quarter of the common stock of the Corporation.  The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

2004	High	Low	Cash Dividends Declared

1st Quarter	$36.50	$32.50	$.25
2nd Quarter	36.37	33.60	.10
3rd Quarter	37.75	34.05	.10
4th Quarter	35.00	34.00	.11

2003	High	Low	Cash Dividends Declared

1st Quarter	$27.50	$25.50	$.25
2nd Quarter	34.00	25.50	.25
3rd Quarter	33.75	28.00	.25
4th Quarter	33.50	31.50	.25

As of December 31, 2004, there were 1,251 shareholders of record of the Corporation’s common stock.

The Corporation issued $0.56 per share in dividends, which totaled $232,136 in 2004 and $1.00 per share, which totaled $411,701 in 2003.  Due to its status as a bank holding company, the Corporation’s ability to issue dividends is restricted by regulatory provisions set forth in “Item 1. Description of Business—Supervision and Regulation—Dividend Restrictions” which is incorporated by reference herein.

ITEM 6. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•      Introduction

The following discussion highlights the significant factors affecting the operations and financial condition of the Corporation for the two fiscal years ended December 31, 2004 and December 31, 2003.  The discussion should be read in conjunction with the consolidated financial statements, accompanying notes, and selected financial data as set forth in “Item 7. Financial Statements” which is incorporated by reference herein.

The Corporation cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report, or made by management involve estimates and uncertainties and are subject to change based upon various important factors.  Actual results for 2005 and beyond could differ materially from results expressed or implied by forward looking statements in this report.

•      Summary

The full impact of the challenges first identified in 2003 were experienced during the course of 2004.  Total assets declined in 2004 to $237.5 million, down $27.3 million from the $264.8 million reported at year-end 2003.  Management continued the process of identifying and removing marginal credits from the loan portfolio during 2004, a process that commenced in the latter part of 2003.  The result was a further reduction in the loan portfolio, with net loans, including loans held for sale, decreasing by $29.5 million to $156.2 million at December 31, 2004, as compared to $186.1 million at December 31, 2003.  In addition, other real estate owned declined from the end of 2003, down $2.9 million.  These decreases were partially offset by an increase of  $9.0 million in investment securities.

Management continued its efforts to reduce its exposure to out of the area certificates of deposit.  This is reflected in a decrease in time deposits of $100,000 and over of  $5.1 million, and a decrease in other time deposits of $24.8 million from year-end 2003.  The Corporation continued to experience growth in low-cost core deposits, as noninterest-bearing demand increased $3.2 million from year-end 2003.  Additionally, the decrease in time deposits were partially offset by an increase of $2.0 million borrowings.

The decline in total assets, the identification and removal of various loan relationships, and the costs associated with reducing the levels of other real estate owned had a negative impact on earnings in 2004.  A net loss of $1.2 million for the year was caused by four major contributors: loan foreclosure and other real estate owned expense; salaries and employee benefits; losses on sales/transfers of mortgage loans; and provision for loan losses.  The reduction in carrying values and the losses on sales of other real estate owned resulted in an increase in expenses of $1.7 million from year-end 2003 expenses.  As part of the restructuring of staff during 2004, the elimination of several positions and the termination provisions in related management contracts for those positions, cost of living increases, and the appointment of a new president at Illini, salaries and employee benefits increased $0.7 million in 2004.  Losses on sales/transfers of mortgage loans of $101,000, of which $82,000 of loss was related to the transfer of loans held for sale back to portfolio, in 2004, compared to income of $202,000 in 2003, and an increase of $300,000 from 2003 in provision for loan losses were the other major contributors to the net loss reported.

•      Overview-Balance Sheet Review

Average assets were $245.7 million in 2004, a decrease of $27.3 million, or 10.0%, from 2003.  Average total loans were $173.4 million in 2004, a decrease of $24.2 million, or 12.2%, from 2003.  Average deposits were $206.4 million in 2004, a decrease of $30.0 million, or 12.7%, from 2003.

•      Securities

Total securities as of December 31, 2004 were $56.2 million, an increase of $9.0 million, or 19.1%, over the prior year-end.  At December 31, 2004 and 2003, the total securities portfolio comprised 23.7% and 17.8%, respectively, of total assets.

The Corporation’s investment strategy is to maximize portfolio yields commensurate with credit risk and liquidity considerations.  The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment.  Approximately $2.1 million, or 3.7%, of the securities portfolio at December 31, 2004 matures within one year.  Scheduled maturities and the prepayment of mortgage-backed securities represent a source of liquidity for Illini and Camp Point.

Mortgage-backed securities and collateralized mortgage obligations as of December 31, 2004 totaled $16.8 million and represent 30.0% of total securities.  The distribution of mortgage-backed securities includes $15.8 million of U.S. government agency and government sponsored entities mortgage-backed pass through securities and $1.0 million of private issue collateralized mortgage obligations.

At December 31, 2004, securities available for sale totaled $56.2 million.  There were no securities classified as held to maturity or trading at the end of 2004 or 2003.  The securities available for sale portfolio at the end of 2004 included gross unrealized gains of $1,539,000 and gross unrealized losses of $224,000, of which the combined effect, net of tax, is included as an unrealized gain in stockholders’ equity.  For comparative purposes, at December 31, 2003, gross unrealized gains of $1,770,000 and gross unrealized losses of $55,000 were included in the securities available for sale portfolio, which is set forth in “Item 7. Financial Statements –Note 2”, and is incorporated by reference herein.

•      Maturities and Duration

The maturities and weighted average yields of the investment portfolio at the end of 2004 are presented in the following table.  Maturities of private mortgage-backed securities are based on their average expected lives and include the effects of anticipated prepayments.  All other securities are listed at their actual maturity or contractual repricing interval.  The amounts and yields disclosed reflect the net carrying value, which is the same as fair value.  Taxable equivalent adjustments, using a 34% tax rate, have been made in calculating yields on tax-exempt obligations.

The securities portfolio at December 31, 2004 contained, in the aggregate, securities of the City of Litchfield, Village of Sherman and the County of Sangamon that each had a book or market value in excess of 10% of shareholders’ equity of the Corporation.  Excluding those issued by the United States government, or its agencies or sponsored entities or corporations, there were no other securities of an issuer with an aggregate book or market value in excess of 10% of shareholders’ equity of the Corporation.

Maturities and Yield of Securities

	Total	Weighted Average Tax Equivalent Yield
	(dollars in thousands)
U.S. Treasury securities:
1 to 5 years	$993	2.47%

U.S. government sponsored entities:
0 to 1 years	$1,192	2.80%
1 to 5 years	18,796	3.08
5 to 10 years	2,309	4.34
Total	$22,297	3.06%

Mortgage-backed securities and collateralized mortgage obligations:
0 to 1 year	$32	3.18%
1 to 5 years	10,792	3.88
5 to 10 years	5,024	2.70
Over 10 years	999	3.36
Total	$16,847	3.50%

States of the U.S. and political subdivisions:
0 to 1 year	$855	5.96%
1 to 5 years	5,130	7.89
5 to 10 years	5,343	8.18
Over 10 years	4,683	7.95
Total	$16,011	7.90%

Other equity securities, no stated maturity	$13	—

Total securities:
0 to 1 year	$2,079	2.66%
1 to 5 years	35,711	4.00
5 to 10 years	12,676	5.31
Over 10 years	5,682	7.14
No stated maturity	13	—
Total	$56,161	4.56%

•      Loans

The Corporation’s loan portfolio consists of a diverse variety of loan types within the following major categories: commercial real estate, residential real estate, consumer, commercial, and agricultural loans.

Net loans, including loans held for sale, decreased $29.9 million from $186.1 million as of December 31, 2003 to $156.2 million as of December 31, 2004.  Average total loans decreased $24.2 million from $197.6 million in 2003 to $173.4 million in 2004.  This decrease is reflective of management’s efforts during the course of 2004 to eliminate certain loan relationships and reduce the concentration of credits in the commercial real estate sector.

The largest decrease was in commercial real estate loans, where the average balance decreased $6.7 million to $90.0 million in 2004. Residential real estate loans decreased $6.4 million on average to $29.0 million.

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

•      Types of Loans

A summary of loans by type as of December 31, 2004 and 2003 is set forth in “Item 7. Financial Statements—Note 3”, which is incorporated by reference herein.

•      Maturities and Interest Rate Sensitivity of Loans

A significant portion, $66.0 million (41.5%), of Illini and Camp Point’s loan portfolios reprice or mature within one year, while $136.0 million (85.5%), of the loan portfolios reprice or mature within five years.  The relatively short duration of the loan portfolios requires diligence on the part of management to replace and/or renew maturing loans more frequently.  However, it benefits Illini and Camp Point by decreasing their susceptibility to rising interest rates and by allowing management more frequent opportunities to reassess and adjust loan agreements with borrowers and to exit deteriorating loan relationships.  A total of 60.7% of commercial, financial, and agricultural loans mature within one year, as referenced in the table below.

Loans

	Maturity
	One year or less	One to five years	After five years	Total
	(dollars in thousands)
Commercial, financial, and agricultural	$20,750	$12,172	$1,289	$34,211
Real estate construction	4,281	4,745	205	9,231
	$25,031	$16,917	$1,494	$43,442

	Interest Sensitivity
	Fixed interest rates	Floating or adjustable interest rates	Total
	(dollars in thousands)
Loans due after one but within five years	$9,205	$7,712	$16,917
Loans due after five years	691	803	1,494
	$9,896	$8,515	$18,411

Deposits

Average deposits decreased $30.0 million, or 12.7%, to $206.4 million in 2004.  Illini and Camp Point’s overall cost of funds related to deposits decreased 61 basis points to 1.58% in 2004 due to the declining interest rate environment.  From December 31, 2003 to December 31, 2004 noninterest bearing demand deposits increased by $3.2 million to $37.6 million and savings deposits increased by $0.5 million to $21.9 million, while decreases were seen in time deposits, down $29.9 million to $81.4 million and in NOW and Money Market accounts, down $1.7 million to $57.8 million.  Total deposits decreased $27.9 million, or 12.3%, to $198.7 million at December 31, 2004.

	Average Balances of Deposits and Cost of Funds
	2004 Average		2003 Average
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Noninterest bearing demand deposits	$34,270	—	$32,198	—
NOW and money market deposit accounts	58,048	0.90%	58,108	0.97%
Savings deposits	22,046	0.60	21,407	0.73
Time deposits	91,982	2.83	124,646	3.57
	$206,346	1.58%	$236,359	2.19%

Maturity of Time Deposits Greater Than $100,000 At December 31, 2004

Time Certificates of Deposit

(dollars in thousands)

Three months or less	$950

Three to six months	1,825

Six to twelve months	6,479

Over twelve months	3,955

$13,209

•      Critical Accounting Policies

The accounting and reporting policies of the Corporation are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. The Corporation’s significant accounting policies are described in detail in the notes to the Corporation’s consolidated financial statements for the year ended December 31, 2004. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Significant accounting policies are those policies that management believes are the most important to the portrayal of the Corporation’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

Allowance for Loan Losses - The allowance for loan losses provides coverage for probable incurred losses in the Corporation’s loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

The Corporation determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for loan losses relating to impaired loans is based on the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.

Regardless of the extent of the Corporation’s analysis of customer performance, portfolio trends or risk management processes, certain undetected losses are probable within the loan portfolio. This is due to several factors, including delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Corporation estimates losses related to the existence of these exposures. The estimates are based upon the Corporation’s evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

Other Real Estate Owned (“OREO”) - OREO is recorded on an individual asset basis at the lower of fair value less estimated disposal costs or cost.  The Corporation obtains third party appraisals on these properties and if the fair value declines subsequent to foreclosure the deficiency is recorded as a direct writedown or valuation allowance which is recorded through expense.

•      Liquidity

Liquidity represents the availability of funding to meet obligations to depositors, borrowers, and creditors at a reasonable cost without adverse consequences.  Accordingly, the liquidity position is influenced by the funding base and asset mix.

The Corporation requires adequate liquidity to pay its expenses and pay stockholder dividends.  Liquidity is provided to the Corporation in the form of dividends from the subsidiary banks.  Dividends from Illini totaled $0.7 million in 2004, compared to $1.9 million in 2003.  In 2004, dividends from Camp Point totaled $0.3 million, compared to $0.2 million in 2003.  Illini and Camp Point’s liquidity is provided by bank cash balances, liquidation of short-term investments, loan payments, an overnight federal funds line of credit, and borrowings from the Federal Home Loan Bank of Chicago.  While the banks are limited in the amount of dividends they pay, as of December 31, 2004, $3.3 million was available for payment to the Corporation in the form of dividends from Illini with prior regulatory approval and $636,000 from Camp Point without prior regulatory approval.

Cash and cash equivalents, which include federal funds sold and interest bearing deposits with banks, decreased $4.3 million to $11.6 million at December 31, 2004, compared to $15.9 million at December 31, 2003.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities, the sale of available for sale investment securities, and the sale of 1-4 family mortgage loans to the secondary mortgage market through the Federal National Mortgage Association.

The liability portion of the balance sheet provides liquidity through federal funds purchased, securities sold under agreements to repurchase, other short-term debt, and long-term debt.  Illini is also a member of the Federal Home Loan Bank of Chicago (“FHLB”) and can borrow up to $11.2 million.  As of December 31, 2004, Illini had advances through the FHLB of $2.0 million maturing in 2005 and $9.0 million maturing in 2006.  The Corporation also had a note payable in the amount of $2.3 million, maturing in 2005.  The note was paid in full on February 17, 2005 from proceeds from private placement of securities as discussed in note 16.

•      Capital Resources

Total shareholders’ equity decreased to $13.4 million at December 31, 2004 from $15.0 million at December 31, 2003.  The decline of $1.6 million was comprised of a net loss of $1.2 million, a decrease in accumulated other comprehensive income of $0.2 million and dividends paid of $0.2 million.  The primary source of capital of the Corporation is retained earnings.  Cash dividends per share were $0.56 for 2004 and $1.00 for 2003.

The capital is supplemented by a preferred security issued by the trust subsidiary, Illini Statutory Trust I (“IST”), which was completed February 22, 2001.  Twenty Five (25) percent of the Tier I capital ratio can be comprised of the trust preferred issue.

The capital is further supplemented by the proceeds from the sale of 126,500 shares of common stock of the Corporation to a limited number of accredited investors.  Gross proceeds of $4,174,500 from the sale were used as follows:  $2.3 million to retire the Marine Bank loan; $1.0 million sent to Illini as a capital infusion; and the balance retained for general corporate purposes.

Regulatory guidelines require bank holding companies, commercial banks, and thrifts to maintain certain minimum ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios.  The banking regulators may alter minimum capital requirements as a result of revising their internal policies and their ratings of individual institutions.  To be “well capitalized,” the Corporation and the banks must maintain a Tier 1 leverage ratio of no less than 5.0%, a Tier 1 risk based ratio of no less than 6.0%, and a total risk based ratio of no less than 10.0%. Illini’s ratios as of December 31, 2004 were 8.68%, 11.17%, and 12.42%, respectively, which meet the criteria for “well capitalized.” Camp Point’s ratios as of December 31, 2004 were 8.87%, 16.49%, and 17.74%, respectively, which meet the criteria for “well capitalized.”  The Corporation’s ratios as of December 31, 2004 were 6.20%, 8.37%, and 12.35%, respectively, which meets the criteria for “well capitalized”.

In May of 2004, Illini entered into a memorandum of understanding with the FDIC and the Illinois DFPR.  The memorandum of understanding requires prior regulatory approval for payment of dividends by Illini to the Corporation.  In July of 2004, the Corporation approved a resolution requested by the Federal Reserve Bank of Chicago that includes restrictions similar to those contained in the above referenced memorandum of understanding.

As of December 31, 2004, management is not aware of any current recommendations by banking regulatory authorities, which if they were to be implemented, would have or are reasonably likely to have a material adverse impact on the Corporation’s liquidity, capital resources, or operations.

RESULTS OF OPERATIONS

	Key Ratios For the years ended December 31,
	2004	2003	2002	2001	2000

Return on average assets	(0.50)%	0.22%	0.54%	0.49%	0.75%
Return on average equity	(8.83)	3.83	10.83	8.00	9.42
Dividend payout ratio	n/m	69.24	27.05	37.88	33.74
Average equity to average assets ratio	5.63	5.69	4.98	6.16	7.92

n/m – not meaningful

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

Interest income declined by $2.0 million from 2003 to 2004, while interest expense declined by $1.9 million for the same period, resulting in a net decrease in net interest income of $0.1 million.  Although interest earning assets and interest bearing liabilities were both down in 2004, the Corporation was able to improve its net interest margin by 39 basis points, to 3.92% for 2004 compared to 3.53% for 2003.  While the investment and loan portfolios both experienced a reduction in yields from year-end 2003 to year-end 2004 of 53 basis points and 18 basis points, respectively, the cost of interest bearing liabilities decreased by 56 basis points for the same period, causing an overall positive impact on the net interest margin.

During the second half of 2004, the Federal Reserve System began to gradually increase the overnight borrowing rate between banks.  Banks adjusted their prime lending rates upward in synch with the Federal Reserve’s increases.  The Corporation’s loans that are priced against the prime rate repriced upward with the rate increases, positively impacting the Corporation’s net interest margin.

The $1.9 million decrease in interest expense was primarily attributable to a $1.9 million decline in time deposit interest expense.  Average interest bearing liabilities decreased $28.0 million, while the overall cost of funds decreased 56 basis points.

Net Interest Income - Rate/Volume Variance Analysis

	2004-03			2003-02
	Changes in Income/Expense	Volume Effect	Rate Effect	Changes in Income/Expense	Volume Effect	Rate Effect
	(dollars in thousands)

Short-term investments	$(47)	$(61)	$14	$23	$95	$(72)
Investment securities:
Taxable	144	181	(37)	(597)	(190)	(407)
Nontaxable (*)	(179)	(85)	(94)	44	38	6
Loans (*)	(1,912)	(1,632)	(280)	(2,688)	(1,057)	(1,631)
Total interest income	$(1,994)	$(1,597)	$(397)	$(3,218)	$(1,114)	$(2,104)
Savings and interest bearing demand accounts	(62)	4	(66)	(587)	9	(596)
Time deposits	(1,857)	(1,165)	(692)	(1,034)	(400)	(634)
Short-term debt	2	10	(8)	(12)	(13)	1
Long-term debt	4	156	(152)	(43)	46	(89)
Subordinated debentures	—	—	—	7	—	7
Total interest expense	$(1,913)	$(995)	$(918)	$(1,669)	$(358)	$(1,311)

Net interest income	$(81)	$(602)	$521	$(1,549)	$(756)	$(793)

(*) Fully taxable equivalent basis using the federal statutory rate of 34% for all years presented. NOTE:  The change in interest, which cannot be attributed to only a change in volume or a change in rate, but instead represents a combination of the two factors, has been allocated to the rate effect.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Year ended December 31,
	2004				2003
	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$7,876	3.2%	$94	1.19%	$13,874	5.1%	$141	1.02%
Investment securities (3)
Taxable	30,941	12.6	1,127	3.64	26,125	9.6	983	3.76
Tax-exempt (1)	14,109	5.7	1,088	7.71	15,125	5.5	1,267	8.37
Total securities	45,050	18.3	2,215	4.92	41,250	15.1	2,250	5.45
Loans
Commercial (1)	31,467	12.8	1,918	6.09	36,943	13.5	2,386	6.46
Agriculture	12,181	5.0	625	5.13	14,632	5.3	797	5.45
Real estate
Commercial	89,991	36.6	5,883	6.54	96,672	35.4	6,220	6.43
Agriculture	5,626	2.3	397	7.06	5,888	2.2	450	7.63
Residential	28,977	11.8	1,775	6.12	35,409	13.0	2,353	6.65
Consumer, net	4,533	1.8	378	8.34	7,325	2.7	653	8.92
Credit card	656	0.3	104	15.84	759	0.3	133	17.50
Total loans	173,431	70.6	11,080	6.39	197,628	72.4	12,992	6.57
Allowance for loan losses	(2,568)	(1.0)			(2,149)	(0.8)
Net loans (1) (2)	170,863	69.6	11,080	6.48	195,479	71.6	12,992	6.65
Total interest earning assets	223,789	91.1	13,389	5.98	250,603	91.8	15,383	6.14
Cash and due from banks	6,091	2.5			5,806	2.1
Premises and equipment	6,198	2.5			6,521	2.4
Other real estate owned	3,185	1.3			3,218	1.2
Other assets (3)	6,466	2.6			6,872	2.5
Total assets	$245,729	100.0%			$273,020	100.0%

LIABILITIES
Deposits:
Noninterest bearing deposits	$34,270	14.0%			32,198	11.8%
Interest bearing demand	58,048	23.6	$524	0.90%	58,108	21.3	$562	0.97%
Savings	22,046	9.0	132	0.60	21,407	7.8	156	0.73
Time deposits less than $100,000	77,511	31.5	2,172	2.80	102,921	37.7	3,707	3.60
Total core deposits	191,875	78.1	2,828	1.47	214,634	78.6	4,425	2.06
Time deposits $100,000 and over	14,471	5.9	427	2.95	21,725	8.0	749	3.45
Total deposits	206,346	84.0	3,255	1.58	236,359	86.6	5,174	2.19
Short-term debt	1,029	0.4	20	1.97	660	0.2	18	2.76
Long-term debt	12,988	5.3	397	3.05	9,305	3.4	393	4.23
Subordinated debentures (4)	9,000	3.7	947	10.52	9,000	3.3	947	10.52
Total interest bearing liabilities	195,093	79.4	4,619	2.37	223,126	81.7	6,532	2.93
Other liabilities	2,539	1.0			2,157	0.8
Total liabilities	231,902	94.4			257,481	94.3
Shareholders’ Equity	13,827	5.6			15,539	5.7
Total liabilities and shareholders’ equity	$245,729	100.0%			$273,020	100.0%
Net interest margin			$8,770	3.92%			$8,851	3.53%

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

(2)   Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $360,000 in 2004 and $406,000 in 2003.

(3)   Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(4)   The average balance for the Corporation is based on a monthly average balance versus a daily average balance.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Year ended December 31,
	2002
	Average Balance	Percent of Total Assets	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$7,698	2.7%	$118	1.54%
Investment securities (3)
Taxable	29,698	10.5	1,580	5.32
Tax-exempt (1)	14,671	5.2	1,223	8.34
Total securities	44,369	15.7	2,803	6.32
Loans
Commercial (1)	44,989	16.0	3,199	7.11
Agriculture	15,800	5.6	1,012	6.40
Real estate
Commercial	100,104	35.5	7,378	7.37
Agriculture	6,604	2.3	520	7.88
Residential	31,677	11.2	2,411	7.61
Consumer, net	11,526	4.1	1,019	8.84
Credit card	839	0.3	141	16.86
Total loans	211,539	75.0	15,680	7.41
Allowance for loan losses	(2,226)	(0.8)
Net loans (1) (2)	209,313	74.2	15,680	7.49
Total interest earning assets	261,380	92.6	18,601	7.12
Cash and due from banks	5,899	2.1
Premises and equipment	6,940	2.5
Other real estate owned	753	0.3
Other assets (3)	7,183	2.5
Total assets	$282,155	100.0%

LIABILITIES
Deposits:
Noninterest bearing deposits	$32,189	11.4%
Interest bearing demand	58,983	20.9	$1,044	1.77%
Savings	19,608	6.9	261	1.33
Time deposits less than $100,000	109,594	38.8	4,444	4.06
Total core deposits	220,374	78.0	5,749	2.61
Time deposits $100,000 and over	24,793	8.8	1,046	4.22
Total deposits	245,167	86.8	6,795	2.77
Short-term debt	1,135	0.4	30	2.67
Long-term debt	8,410	3.0	436	5.19
Subordinated debentures (4)	9,000	3.2	940	10.44
Total interest bearing liabilities	231,523	82.0	8,201	3.54
Other liabilities	4,389	1.6
Total liabilities	268,101	95.0
Shareholders’ Equity	14,054	5.0
Total liabilities and shareholders’ equity	$282,155	100.0%
Net interest margin			$10,400	3.62%

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

(2)   Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $351,000 in 2002.

(3)   Average securities balances are based on amortized historical cost, excluding SFAS 115 adjustments to fair value, which are included in other assets.

(4)   The average balance for the Corporation is based on a monthly average balance versus a daily average balance.

•      Provision for Loan Losses, Net Charge-Offs and Allowance for Loan Losses

The provision for loan losses charged to earnings was $1,395,000 for 2004, an increase of $314,000, or 29.1%, from the $1,081,000 in 2003.  During 2002, the provision for loan losses was $760,000.  The ratio of net charge-offs to average loans outstanding has increased from 0.19% to 0.60% to 0.77% for the years ended December 31, 2002, 2003 and 2004, respectively.  The provision for loan loss expense increased to $1,395,000 for 2004 from $1,081,000 for 2003, as Illini implemented a more stringent program to evaluate the risks present in Illini’s loan portfolio.  Nonaccrual loans decreased to $2,711,000 at December 31, 2004, compared to $5,505,000 at December 31, 2003.

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

•      Consideration as to the impact of present economic conditions on the loan portfolio; and

•      The results from loan reviews performed by an independent third party.

The allowance for loan losses as a percent of total loans, including loans held for sale, increased from 1.25% at December 31, 2003, to 1.52% at December 31, 2004.  Excluding loans held for sale, the ratio was 1.36% and 1.52%, respectively, for the same periods.  During the first quarter of 2004, Illini charged off impaired loans totaling $909,000.  As a consequence of these charge-offs, as well as an increase in impaired loans and an increase in classified assets as a result of improved reporting systems (credit quality and production), management determined to record a provision of $1,390,000 to Illini’s allowance for loan losses during the first quarter of 2004.  During the third quarter of 2004, loans in the amount of $180,000 were charged off.  There was also an increase in impaired loans from $9.2 million as of June 30, 2004 to $10.4 million as of September 30, 2004.  Based on these factors, management determined it appropriate to record a provision of $212,000 to Illini’s allowance for loan losses.  During the fourth quarter of 2004, one large loan for which Illini had made specific provisions of $300,000 was paid in full.  Based on the payoff of this credit, along with the status of remaining loans reviewed in Illini’s evaluation of potential loan losses, management determined it appropriate to lower the allowance for loan loss account.  Consequently, the provision for loan losses was reduced in the fourth quarter by $207,000, resulting in a net provision for loan losses in 2004 of $1,395,000.

•      Summary of Loan Loss Experience

The following summary presents the changes in the allowance for loan losses for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
	(dollars in thousands )

Average loans outstanding	$173,431	$197,628	$211,539

Allowance for loan losses:
Balance at beginning of year	$2,359	$2,468	$2,103
Loans charged-off:
Commercial, financial, and agricultural	(348)	(737)	(157)
Real estate	(986)	(382)	(246)
Consumer	(151)	(148)	(108)
Total	(1,485)	(1,267)	(511)
Recoveries of loans previously charged-off:
Commercial, financial, and agricultural	69	60	11
Real estate	55	3	89
Consumer	19	14	16
Total	143	77	116
Net charge-offs	(1,342)	(1,190)	(395)
Provision charged to expense	1,395	1,081	760
Balance at end of year	$2,412	$2,359	$2,468

Ratio of net charge-offs to average loans outstanding during the period	0.77%	0.60%	0.19%

In 2004, as illustrated in the preceding chart, loan losses increased in the real estate and consumer areas of the portfolio, compared to loan losses incurred in 2003 and 2002, while losses on commercial, financial, and agricultural were down from 2003 but above levels reported in 2002.  Management remains committed to improving the quality of the loan portfolio through enhanced credit approval systems and active identification of weak or deteriorating customer relationships.

•      Allowance Allocation

The risk of losses in the loan portfolio is not precisely attributable to a particular loan or category of loans.  There were no changes in estimation methods or assumptions that affected the methodology for assessing the appropriateness of the allowance for loan losses from December 31, 2003 through December 31, 2004.  The change in allocation among the various loan categories related primarily to an increase in the specific allowance allocation due to individual credit exposure as identified by management.  Based on its review for adequacy, management has estimated those portions of the allowance that could be attributable to major categories of loans as follows:

	2004		2003
	Amount	% of Total Loans	Amount	% of Total Loans
	(dollars in thousands)

Commercial, financial, and agriculture	$1,100	21.57%	$1,471	29.05%
Real estate	1,246	75.79	806	67.39
Consumer	66	2.64	82	3.56
Total allowance for loan losses	$2,412	100.00%	$2,359	100.00%

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

	December 31,
	2004	2003
	(dollars in thousands )
Nonaccrual	$2,711	$5,505
Accruing loans past due 90 days	19	9
Other real estate owned	994	3,918
Nonperforming assets	$3,724	$9,432

Nonperforming loans to total loans, including loans held for sale	1.72%	2.93%
Nonperforming assets to total assets	1.57%	3.56%

Nonperforming assets totaled $3.7 million as of year-end 2004, a decrease of $5.7 million from $9.4 million at year-end 2003.  Total nonperforming assets represent 1.57% of total assets at December 31, 2004, compared to 3.56% at December 31, 2003.  Impaired loans as of December 31, 2004 and 2003 were $8.8 million and $5.5 million, respectively, and include all nonaccrual loans.

Nonaccrual loans decreased $2.8 million, to $2.7 million at year-end 2004. At December 31, 2004 nonaccrual loans consisted primarily of two loan relationships.  The first is several loans related to one primary borrower totaling $1.9 million.  The loan was restructured in 2004 and is secured primarily by commercial real estate.  The borrower is complying with the terms of the loan agreement.  The second nonaccrual loan totals $499,000 and is considered well secured by accounts receivable.

•      Noninterest Income

The following table depicts the amount of and annual changes in noninterest income categories:

	Year Ended December 31,			Percent Change
	2004	2003	2002	2004/2003	2003/2002
	(dollars in thousands )
Service charges on deposit accounts	$1,555	$1,379	$1,333	12.8%	3.5%
Other fee income	271	457	374	(40.7)	22.2
Mortgage loan servicing fees, net	80	1	108	n/m	(99.1)
Gains (losses) on sales/transfers of mortgage loans	(101)	202	261	(150.0)	(22.6)
Gains (losses) on sale of fixed assets	—	—	(1)	N/A	100.0
Gains (losses) on sales of securities, net	27	—	—	N/A	N/A
Gains (losses) on sales of other real estate owned	(23)	21	(18)	(209.5)	216.7
Other	215	161	132	33.5	22.0
	$2,024	$2,221	$2,189	(8.9)	1.5

n/m – not meaningful

Total noninterest income decreased by $197,000 from year-end 2003 to year-end 2004.  Service charges on deposit accounts increased to $1.6 million in 2004, up 12.8% from 2003.  The Corporation also experienced increases in mortgage loan servicing fees, which were up $79,000 from the previous year, and other income, up $54,000 from 2003.  These increases were offset, however, by declines in other fee income and gains (losses) on sales/transfers of mortgage loans.  Other fee income decreased as the result of the sale of Illini’s merchant processing service in late 2003 and the related decrease in fee income from that activity.  During 2004, Illini liquidated its portfolio of loans available for sale.  The sale of these loans in the secondary market and the transfer of a portion of the portfolio into Illini’s real estate loan portfolio resulted in a net loss of $101,000 during 2004, as compared to a net gain of $202,000 in 2003.

•      Noninterest Expense

The following table depicts the amount of and annual changes in noninterest expense categories:

	Year Ended December 31,			Percent Change
	2004	2003	2002	2004/2003	2003/2002
	(dollars in thousands)
Salaries and employee benefits	$5,145	$4,474	$4,932	15.0%	(9.3)%
Net occupancy expense	730	760	767	(3.9)	(0.9)
Equipment expense	210	230	290	(8.7)	(20.7)
Data processing	678	782	680	(13.3)	15.0
Supplies	170	166	157	2.4	5.7
Communication and transportation	502	464	457	8.2	1.5
Marketing and advertising	277	146	214	89.7	(31.8)
Correspondent bank fees	233	300	355	(22.3)	(15.5)
Loan foreclosure and other real estate owned expenses	1,978	316	154	525.9	105.2
Professional fees	713	585	819	21.9	(28.6)
Regulatory fees	116	103	111	12.6	(7.2)
Other	762	811	497	(6.0)	63.2
Total noninterest expense	$11,514	$9,137	$9,433	26.0	(3.1)

Noninterest expenses increased by $2,377,000 to $11,514,000 in 2004, compared to $9,137,000 in 2003, an increase of 26.0%.  Four major categories contributed to this increase:  loan foreclosure and other real estate owned expense; salaries and employee benefits; professional fees; and marketing and advertising expenses.  Loan foreclosure and other real estate owned expense caused the most significant negative impact on noninterest expenses.  The management of Illini was actively involved throughout the year in reducing the level of other real estate owned. The total reduction in the carrying value was the result of various events that occurred throughout the year including the following: Illini reduced the carrying value of two properties by an aggregate $455,000 during the first quarter based on new information obtained.   Then during the second quarter Illini reduced the carrying value of two properties by an aggregate amount of $548,000, based upon the values of signed contracts for purchase of those two properties, which were received during the latter part of the second quarter.  One of these properties called for settlement to take place in the month of August.  At that time, the buyers were unable to complete the purchase and the property remained in Illini’s possession.  Upon re-evaluating the costs associated to remarket this property, as well as current market conditions for this type of property, management determined it was appropriate to reduce the carrying value of this property by an additional $200,000; this amount was charged to loan foreclosure and other real estate expense in the third quarter.  The total reduction in the carrying values of properties in this category to marketable values resulted in expenses totaling $1,410,000, and the costs of servicing and maintaining these properties totaled $452,000.

Illini restructured its operations in 2004.  As a result of these efforts, several positions within the organization were eliminated.  As a result of costs associated with the termination provisions in related management contracts, cost of living increases, and the appointment of a new president at Illini, salaries and employee benefits increased $671,000 in 2004, compared to costs incurred in 2003.  Professional fees, which are comprised of legal fees, auditing and accounting fees, increased $128,000 in 2004 to $713,000.  Legal fees contributed primarily to the increase.  Finally, in 2004 Illini commenced an aggressive marketing campaign to re-establish its presence in the markets it serves.  The resulting increase in costs associated with the increased use of radio, print and billboard media totaled $277,000, an increase of $131,000 from costs incurred in 2003.

•      Income Tax Expense

The total tax benefit for 2004 was $1,253,000, compared to a tax benefit of $161,000 in 2003.  This benefit is primarily related to the Corporation’s operating loss in 2004.

•      Effects of Inflation

The effects of inflation on financial institutions are different from the effects on other commercial enterprises.  During inflationary periods, companies typically incur fewer significant capital and inventory expenditures, the latter being directly affected by changing prices.  As a result, inflation does not directly affect a financial institution as much as changes in interest rates. The general level of inflation does, in fact, underlie the general level of most interest rates; however, interest rates do not increase at the rate of inflation, in the same manner as the prices of goods and services.  Rather, interest rates fluctuate based on anticipated changes in the rate of inflation and changes in monetary and fiscal policy.

Inflation, however, does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital-to-asset ratio.

ITEM 7. - FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

Illini Corporation

We have audited the accompanying consolidated balance sheets of Illini Corporation and Subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income/(loss), shareholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Illini Corporation and Subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Oak Brook, Illinois
February 28, 2005

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
	(dollars in thousands)
ASSETS:
Cash and due from banks	$8,136	$8,623
Interest-bearing deposits in other banks	66	31
Federal funds sold	3,359	7,262
Cash and cash equivalents	11,561	15,916
Investment securities available for sale, at fair value	56,161	47,172
Loans held for sale	—	15,287
Loans, net of allowance for loan losses of $2,412 and $2,359	156,160	170,846
Federal Home Loan Bank stock	863	813
Premises and equipment	5,903	6,255
Accrued interest receivable	1,649	1,838
Other real estate owned	994	3,918
Goodwill	1,856	1,856
Other assets	2,369	858
Total Assets	$237,516	$264,759

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Noninterest-bearing demand deposits	$37,569	$34,400
Interest-bearing deposits:
NOW and money market accounts	57,797	59,490
Savings deposits	21,902	21,408
Time deposits, $100,000 and over	13,209	18,319
Other time deposits	68,242	92,998
Total Deposits	198,719	226,615

Federal funds purchased and securities sold under agreements to repurchase	1,392	528
Borrowings	13,298	11,347
Subordinated debentures	9,000	9,000
Accrued interest payable	813	1,082
Other liabilities	869	1,146
Total Liabilities	224,091	249,718

COMMITMENTS AND CONTINGENT LIABILITIES

Shareholders’ equity:
Preferred stock, $0.01 par value, authorized and unissued 10,000,000 shares	—	—
Common stock, $0.01 par value, authorized 45,000,000 shares; 571,789 shares issued and outstanding	6	6
Capital surplus	9,038	9,070
Retained earnings	10,615	12,068
Accumulated other comprehensive income	843	1,101
Less: Treasury shares, at cost, 157,260 shares at December 31, 2004 and 160,088 shares at December 31, 2003	(7,077)	(7,204)
Total Shareholders’ Equity	13,425	15,041
Total Liabilities and Shareholders’ Equity	$237,516	$264,759

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME / (LOSS)

Years Ended December 31, 2004 and 2003

	2004	2003
	(dollars in thousands, except per share amounts)
Interest income:
Loans, including fees	$11,058	$12,965
Investment securities:
Taxable	1,127	983
Exempt from federal income taxes	751	874
Federal Funds sold and interest-bearing deposits	94	141
Total interest income	13,030	14,963
Interest expense:
Deposits:
NOW and money market accounts	524	562
Savings deposits	132	156
Time deposits, $100,000 and over	427	749
Other time deposits	2,172	3,707
Securities sold under agreements to repurchase	20	18
Borrowings	397	393
Subordinated debentures	947	947
Total interest expense	4,619	6,532

Net interest income	8,411	8,431
Provision for loan losses	1,395	1,081
Net interest income after provision for loan losses	7,016	7,350
Noninterest income:
Service charges on deposit accounts	1,555	1,379
Other fee income	271	457
Mortgage loan servicing fees, net	80	1
Gains (losses) on sales/transfers of mortgage loans	(101)	202
Investment security gains	27	—
Gains (losses) on sales of other real estate owned	(23)	21
Other	215	161
Total noninterest income	2,024	2,221
Noninterest expense:
Salaries and employee benefits	5,145	4,474
Net occupancy expense	730	760
Equipment expense	210	230
Data processing fees	678	782
Supplies expense	170	166
Communication and transportation expense	502	464
Marketing and advertising expense	277	146
Correspondent bank fees	233	300
Loan foreclosure and other real estate owned expense	1,978	316
Professional fees	713	585
Regulatory fees	116	103
Other	762	811
Total noninterest expense	11,514	9,137
Income (loss) before income tax expense (benefit)	(2,474)	434
Income tax expense (benefit)	(1,253)	(161)
Net income (loss)	$(1,221)	$595
Basic and diluted earnings (loss) per share (based on weighted average common shares outstanding of 414,034 in 2004 and 411,701 in 2003)	$(2.95)	$1.45

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2004 and 2003

	Common stock	Capital surplus	Retained earnings	Treasury stock	Accumulated other comprehensive Income (loss)	Total
	(dollars in thousands)

Balance at January 1, 2003	$6	$9,070	$11,885	$(7,204)	$1,464	$15,221

Comprehensive income:
Net income	—	—	595	—	—	595
Change in unrealized gains on securities available for sale, net of tax	—	—	—	—	(363)	(363)
Total comprehensive income						232
Cash dividends paid, $1.00 per share	—	—	(412)	—	—	(412)

Balance at December 31, 2003	6	9,070	12,068	(7,204)	1,101	15,041

Comprehensive income (loss):
Net income (loss)	—	—	(1,221)	—	—	(1,221)
Sale of 2,828 shares of treasury stock	—	(32)	—	127	—	95
Change in unrealized gains on securities available for sale, net of tax	—	—	—	—	(258)	(258)
Total comprehensive income (loss)						(1,384)
Cash dividends paid, $0.56 per share	—	—	(232)	—	—	(232)

Balance at December 31, 2004	$6	$9,038	$10,615	$(7,077)	$843	$13,425

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004 and 2003

	2004	2003
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(1,221)	$595
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	688	774
Provision for loan losses	1,395	1,081
Investment security amortization, net	74	155
Gains on sales of investment securities, net	(27)	—
Federal Home Loan Bank stock dividend	(50)	(60)
(Gains) losses on sales/transfers of mortgage loans, net	101	(202)
Loss on sale of premises and equipment	1	—
Valuation allowance established or direct writedown for other real estate owned	1,388	—
Deferred tax benefit	(934)	(21)
(Gains) losses on sales of other real estate owned	23	(21)
Decrease in accrued interest receivable	189	508
Decrease in accrued interest payable	(269)	(250)
Origination of secondary market mortgage loans	(5,989)	(26,003)
Proceeds from the sales of secondary market mortgage loans	15,718	16,718
Other, net	(711)	(1,900)
Net cash provided by (used in) operating activities	10,376	(8,626)
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	1,545	—
Proceeds from maturities and paydowns of investment securities available for sale	17,802	25,552
Purchases of investment securities available for sale	(28,784)	(31,237)
Net decrease in loans	17,838	26,046
Purchases of premises and equipment	(464)	(348)
Proceeds from sale of premises and equipment	127	—
Proceeds from sales of other real estate owned	2,423	483
Net cash provided by investing activities	10,487	20,496
Cash flows from financing activities:
Net increase (decrease) in noninterest bearing deposit accounts	3,169	(710)
Net increase (decrease) in NOW, money market accounts and savings deposits	(1,199)	4,365
Net decrease in time deposits, $100,000 and over	(5,110)	(4,475)
Net decrease in other time deposits	(24,756)	(17,399)
Net increase (decrease) in securities sold under agreements to repurchase and federal funds purchased	864	(128)
Proceeds from sale of treasury shares	95	—
Proceeds of borrowings	6,000	3,000
Repayment of borrowings	(4,049)	(48)
Cash dividends paid	(232)	(412)
Net cash used in financing activities	(25,218)	(15,807)

Net decrease in cash and cash equivalents	(4,355)	(3,937)

Cash and cash equivalents at beginning of period	15,916	19,853

Cash and cash equivalents at end of period	$11,561	$15,916

Supplemental information:
Interest paid	$4,888	$6,782
Income taxes paid	50	407
Other non-cash investing activities:
Transfer of loans to other real estate owned	910	3,593
Transfer of loans held for sale to loan portfolio	5,457	—

See accompanying notes to consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(1)         Summary of Significant Accounting Policies

Illini Corporation (the “Corporation”), which operates as a single business segment, provides a full range of banking services to individual, corporate, and institutional customers through its 14 locations throughout central Illinois.  The Corporation and its wholly-owned subsidiaries, Illini Bank (“Illini”), Farmers State Bank of Camp Point (“Camp Point”) are subject to competition from other financial and nonfinancial institutions providing financial products in central Illinois. Additionally, the Corporation, Illini, and Camp Point are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.  As further discussed below Illini Statutory Trust I (“IST”), which had previously been consolidated with the company, is now reported separately.

IST was formed on January 31, 2001, to issue cumulative trust preferred securities.  The Corporation owns all of the securities of IST that possess general voting powers. The preferred securities, issued through an underwritten pooled public offering on February 22, 2001, were sold at their $1,000 par value. IST issued 9,279 shares of the preferred securities bearing a dividend rate of 10.2% for net proceeds of $9 million, after deducting underwriting commissions and other costs. IST invested the proceeds in the Corporation’s junior subordinated debentures, which also have an interest rate of 10.2%. The junior subordinated debentures mature on February 22, 2031, which date may be shortened to a date not earlier than February 22, 2011, if certain conditions are met. IST’s sole asset is the holding company’s junior subordinated debt. Considered together, the Corporation’s obligations with respect to the issuance of the preferred securities constitute a full and unconditional guarantee of IST’s obligations with respect to the preferred securities.  The Corporation used $3 million of the proceeds from the junior subordinated debt to increase the equity capital of Illini.  Interest on the junior subordinated debentures and distributions on the preferred securities are payable semi-annually in arrears.  Distributions on the preferred securities are cumulative and based upon the liquidation value of $1,000 per preferred security.  The Corporation has the right, at any time, so long as no event of default has occurred and is continuing, to defer payments of interest on the junior subordinated debentures, which will require deferral of distribution on the preferred securities, for a period not exceeding 10 consecutive semi-annual periods, provided, that such deferral may not extend beyond the stated maturity of the junior subordinated debentures.  The preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption.

The obligation with respect to the holders of the preferred securities is recorded as a liability in the accompanying consolidated balance sheets as “subordinated debentures”.  The related dividend expense is reported as interest expense in the accompanying consolidated statements of income.

Following is a description of the more significant of these policies:

(a)         Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation, Illini and Camp Point, after elimination of all significant intercompany accounts and transactions.

(b)         Cash Flows

Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and federal funds sold, all of which are considered to be highly liquid assets.  Net cash flows are reported for loan, deposit, federal funds sold and securities sold under agreements to repurchase transactions.

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

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

(d)         Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest and deferred loan fees and an allowance for loan losses.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 day delinquent unless the loan is well secured and in process of collection.  Consumer and credit card loans are typically charged off no later that 120 days past due.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued by not received for loans place on nonaccrual is reversed against interest income.  Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

(f)            Mortgage Loans Held for Sale

Mortgage loans held for sale are recorded at the lower of cost or market value on an aggregate basis as determined by outstanding commitments from investors.  Net unrealized losses, if any, are reported as a valuation allowance and are charged to earnings.  Deferred fees on loans held for sale are not amortized.  Gains and losses on the sale of these loans and loan origination fees are recognized upon sale of the related loans and included in the consolidated statements of income as noninterest income.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

OREO is recorded on an individual asset basis at the lower of fair value less estimated disposal costs or cost.  If the fair value declines subsequent to foreclosure the deficiency is recorded as a valuation allowance or a direct writedown and is recorded through expense.  Costs after acquisition are expensed.

(m)      Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share would give the effect to potential common stock, such as stock options.  The Corporation has not issued instruments which are dilutive.

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

(r)           Comprehensive Income

Comprehensive income consists of net income (loss) and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as separate components of equity.

(s)           Adoption of New Accounting Standards:

FAS 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service.  The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options.  This will apply to awards granted or modified after the first quarter or year beginning after December 15, 2005.  Compensation cost will also be recorded for prior option grants that vest after the date of adoption.  The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted.  There were no options outstanding at December 31, 2004.

FAS 152 requires real estate time-share transactions to be accounted for as nonretail land sales, and to use the additional guidance in SOP 04-2.  SOP 04-2 illustrates how to apply FAS 66 to specific forms of real estate time-share transactions for fiscal years beginning after June 15, 2005.

FAS 153 modifies an exception from fair value measurement of nonmonetary exchanges.  Exchanges that are not expected to result in significant changes in cash flows of the reporting entity are not measured at fair value.  This supersedes the prior exemption from fair value measurement for exchanges of similar productive assets, and applies for fiscal years beginning after June 15, 2005.

SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition.  It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made.

The effect of these other new standards on the Corporation’s financial position and results of operations is not expected to be material upon and after adoption.

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

(u)         Operating Segments

While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Corporation-wide basis.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

(v)          Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Except as indicated in Note 15, Management does not believe there now are such matters that will have a material effect on the financial statements.

(w)       Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

(x)         Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank of $1,879,000 and $1,797,000 was required to meet regulatory reserve and clearing requirements at year-end 2004 and 2003.  These balances do not earn interest

(2)         Investment Securities

The fair value of investment securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at December 31, 2004 and 2003:

	Fair value	Gross unrealized gains	Gross unrealized losses
	(dollars in thousands)
December 31, 2004

United States Treasury and United States government sponsored entities	$23,290	$22	$(115)
Mortgage-backed securities	15,807	52	(102)
Collateralized mortgage obligations	1,040	—	—
Obligations of state and political subdivisions	16,011	1,461	(7)
Equity securities	13	4	—
	$56,161	$1,539	$(224)
December 31, 2003

United States Treasury and United States government sponsored entities	$22,787	$69	$(38)
Mortgage-backed securities	7,529	161	(9)
Collateralized mortgage obligations	1,640	22	—
Obligations of state and political subdivisions	15,206	1,517	(8)
Equity securities	10	1	—
	$47,172	$1,770	$(55)

The fair value of securities classified as available for sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair value
(dollars in thousands)
Due in one year or less	$2,047
Due after one year through five years	24,919
Due after five years through ten years	7,652
Due after ten years	4,683
39,301
Mortgage-backed securities	15,807
Collateralized mortgage obligations	1,040
Equity securities	13
$56,161

Securities with unrealized losses at year-end 2004 and 2003 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
December 31, 2004	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
United States Treasury and United States government sponsored entities	$16,455	$(75)	$2,210	$(40)	$18,665	$(115)
Mortgage-backed securities	11,613	(93)	520	(9)	12,133	(102)
Collateralized mortgage obligations	—	—	—	—	—	—
Obligations of state and Political subdivisions	739	(2)	588	(5)	1,327	(7)
Total temporarily impaired	$28,807	$(170)	$3,318	$(54)	$32,125	$(224)

	Less than 12 Months		12 Months or More		Total
December 31, 2003	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(dollars in thousands)
United States Treasury and United States government sponsored entities	$4,462	$(38)	$—	$—	$4,462	$(38)
Mortgage-backed securities	691	(9)	—	—	691	(9)
Collateralized mortgage obligations	—	—	—	—	—	—
Obligations of state and Political subdivisions	585	(8)	—	—	585	(8)
Total temporarily impaired	$5,738	$(55)	$—	$—	$5,738	$(55)

The Corporation evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less that cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Corporation may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

Proceeds from sales of investment securities during 2004 were $1.5 million.  Gross gains of $35,000, and gross losses of $8,000 were realized on those sales. The tax expense recognized from these sales was $10,000.  There were no sales of investment securities during 2003.

The fair value of securities pledged to secure United States Government and other public deposits, securities sold under agreements to repurchase, and for other purposes as required by law was approximately $9.6 million and $11.2 million at December 31, 2004 and 2003, respectively.

Other comprehensive income (loss) is as follows:

	2004	2003
	(dollars in thousands)
Unrealized holding gains arising during the period	$(427)	$(574)
Reclassification adjustment for gains realized in net income	(27)	—
Net unrealized gains (losses), before tax expense	(400)	(574)
Tax benefit	142	211
Other comprehensive income (loss)	$(258)	$(363)

(3)         Loans

The loan portfolio at December 31, 2004 and 2003 is composed of the following loan types:

	2004	2003
	(dollars in thousands)
Commercial, financial, and agricultural	$34,211	$50,323
Real estate:
Construction	9,231	4,558
Mortgage loans held for investment	110,945	112,168
Consumer	4,185	6,156
Total loans	158,572	173,205
Allowance for loan losses	(2,412)	(2,359)
Net loans	$156,160	$170,846

The Corporation grants agricultural, commercial, industrial, residential, and consumer loans to customers in central Illinois through its network of banking offices.  As such, the Corporation is susceptible to changes in the economic environment in the central Illinois area.

A summary of impaired loans at December 31, 2004 and 2003 is as follows:

	2004	2003
	(dollars in thousands)
Nonaccrual loans	$2,711	$5,505
Impaired loans continuing to accrue interest	6,110	—
Total impaired loans	$8,821	$5,505
Allowance for losses on specific impaired loans	$947	$500
Impaired loans with no specific related allowance for loan losses	3,135	4,081
Average balance of impaired loans during the year	5,589	4,511
Accruing loans delinquent 90 days or more	19	9

Interest income of $189,000 in 2004 and $401,000 in 2003 would have been recognized had nonaccrual loans remained current.  The amount recognized as interest income on nonaccrual loans was $253,852 and $203,159 for the years ended December 31, 2004 and 2003, respectively.

A summary of changes in the allowance for loan losses for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
	(dollars in thousands)
Balance at beginning of year	$2,359	$2,468
Provision charged to operating expense	1,395	1,081

Loans charged off	(1,485)	(1,267)
Recoveries of loans previously charged off	143	77
Net loan charge-offs	(1,342)	(1,190)
Balance at end of year	$2,412	$2,359

The following table summarizes the 2004 activity for loans made by Illini and Camp Point to executive officers, directors, and principal shareholders (insiders) of the Corporation and subsidiaries and/or their related interests.

Insider loans
(dollars in thousands)
Balance at December 31, 2003	$479
Advances on existing loans	2,251
Payments received	(2,457)
Changes in insiders’ status	(9)
Balance at December 31, 2004	$264

(4)         Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets.  The unpaid principal balances of mortgage loans serviced for others totaled approximately $52.9 million and $49.6 million at December 31, 2004 and 2003, respectively.

Mortgage servicing rights of $98,300 and $93,626 were capitalized in 2004 and 2003, respectively.  The carrying value of capitalized mortgage servicing rights was $306,957 and $278,496 at December 31, 2004 and 2003, respectively.  Amortization of mortgage servicing rights was $69,839 and $186,203 in 2004 and 2003, respectively.  There was no valuation allowance at or during the years ended December 31, 2004 and 2003.

(5)         Premises and Equipment

A summary of premises and equipment at December 31, 2004 and 2003 by major category is as follows:

	2004	2003
	(dollars in thousands)
Land	$1,013	$1,013
Bank premises	7,355	7,316
Furniture and equipment	6,531	6,260
	14,899	14,589
Less accumulated depreciation	8,996	8,334
	$5,903	$6,255

(6)         Other Real Estate Owned

Other real estate owned is reported net of a valuation allowance.  Activity in the other real estate owned account was as follows:

	2004	2003
	(dollars in thousands)
Beginning of year	$3,918	$787
Additions to other real estate owned	910	3,593
Sales of other real estate owned	(2,423)	(483)
Gain (loss) on sale of other real estate owned	(23)	21
Direct write-downs	(1,388)	—
End of Year	$994	$3,918

Expenses related to other real estate owned include:

	2004	2003
	(dollars in thousands)
Net loss (gain) on sales	$23	$(21)
Write down of other real estate owned property	1,388	—
Other real estate owned valuation allowance	22	63
Operating expenses	456	207
	$1,889	$249

(7)         Deposits

At December 31, 2004, the scheduled maturities of time deposits are as follows:

Year	Amount
(dollars in thousands)
2005	$59,793
2006	15,203
2007	4,527
2008	1,017
2009	911
Thereafter	—
$81,451

(8)         Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase consist of obligations of the Corporation to other parties.  The obligations are secured by various securities and such collateral is held by Commerce Bank a safekeeping agent.  The maximum amount of outstanding agreements at any month end during 2004 and 2003 totaled $692,000 and $661,000 and the monthly average of such agreements totaled $584,000 and $603,000, respectively.  The agreements at December 31, 2004 mature within 15 months.

(9)         Borrowings

The following summarizes borrowings at December 31, 2004 and 2003.

	2004	2003
	(dollars in thousands)
Note payable	$2,298	$2,347
Federal Home Loan Bank advances, due at various dates through September 4, 2006, fixed rates ranging from 2.05% to 3.13%	$11,000	$9,000
Total long-term debt	$13,298	$11,347

On March 27, 2002, the Corporation borrowed $2,400,000 from Marine Bank.  The floating rate note is indexed to the Wall Street Journal Prime Rate plus 1.00% (6.25% at December 31, 2004).  The note requires 11 quarterly payments of approximately $42,600, with a final payment of all unpaid principal and interest on April 15, 2005.  The note is secured by 100% of the common stock of Illini and Camp Point.  The note contains various operating and reporting covenants.  On November 3, 2004 the Corporation received a debt covenant waiver on the return on assets covenant.  The note was paid in full on February 17, 2005 from a private placement of securities, discussed in note 16.

The Federal Home Loan Bank advances are secured by first-mortgage loans totaling $17.2 million.  Advances are subject to restrictions or penalties in the event of prepayment.

At December 31, 2004, the scheduled maturities of advances are as follows:

Year	Amount
(dollars in thousands)
2005	$4,298
2006	9,000
$13,298

(10)  Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
	(dollars in thousands)
Current income taxes:
Federal	$(319)	$(90)
State	—	(50)
Net operating loss carryforwards	(1,194)	—
Deferred income taxes	260	(21)
	$(1,253)	$(161)

A reconciliation of expected income tax expense to federal income tax expense (benefit), computed by applying the federal statutory rate of 34% to income before income tax expense for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
	(dollars in thousands)

Income tax expense at statutory rate	$(841)	$147
Increase (decrease) in income taxes resulting from:
Tax-exempt income	(256)	(294)
State income taxes	(141)	(14)
Other, net	(15)	—
Income tax expense/(benefit)	$(1,253)	$(161)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	2004	2003
	(dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$515	$493
Nonaccrual loan interest	74	254
Other real estate owned	72	94
Intangible assets	65	60
Accrued expenses	110	94
Net operating loss carry forward	1,194	—
Other	63	80
	2,093	1,075

Deferred tax liabilities:
Net unrealized gains on securities available for sale	472	614
Mortgage servicing rights	119	107
Depreciation	420	428
Prepaids	60	—
Federal Home Loan Bank stock	88	68
	1,159	1,217
Net deferred tax asset (liability)	$934	$(142)

The net operating loss carryforward for federal purposes approximates $2.9 million.  The federal net operating loss carryforward expires in 2024. The net operating loss carryforward for state purposes approximates $3.5 million and the state net operating loss carryforward expires in 2023 and 2024.

(11)  Employee Benefits

The Corporation has a defined contribution 401(k) plan that covers substantially all employees.  Employees may contribute up to 100% of eligible compensation to the plan. The Corporation’s contributions are voluntary and at the discretion of the Board of Directors.  All contributions are subject to statutory restrictions.  Employer contributions charged to expense were approximately $63,000 and $74,000 in 2004 and 2003, respectively.

In March 2002, the shareholders approved the adoption of a qualified incentive stock option plan (60,000 shares) for executive employees of the Corporation and a non-qualified incentive stock option plan (7,500 shares) for directors of the Corporation.  At December 31, 2004 and 2003, there were no stock options awarded under these plans.

(12)       Condensed Financial Information of Parent Company

Following are condensed balance sheets as of December 31, 2004 and 2003 and the related condensed statements of income and cash flows for each of the years in the two-year period ended December 31, 2004 of the Corporation (parent company only):

Condensed Balance Sheets

December 31, 2004 and 2003

	2004	2003
	(dollars in thousands)
ASSETS:
Cash	$761	$1,985
Investment securities available for sale, at fair value	13	10
Investment in subsidiaries	23,203	24,309
Other assets	1,729	816
	$25,706	$27,120
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Subordinated debentures	$9,000	$9,000
Borrowings	2,298	2,347
Other liabilities	983	732
Shareholders’ equity	13,425	15,041
	$25,706	$27,120

Condensed Statements of Income / (Loss)

Years Ended December 31, 2004 and 2003

	2004	2003
	(dollars in thousands)
REVENUE:
Dividends received from subsidiaries	$941	$2,033
Other	29	44
	970	2,077
EXPENSES:
Interest expense	1,071	1,070
Professional fees	416	319
Other	691	644
	2,178	2,033
Income (loss) before income tax benefit and equity in undistributed income of subsidiaries	(1,208)	44
Income tax benefit	835	785
Equity in overdistributed income of subsidiaries	(848)	(234)
Net income (loss)	$(1,221)	$595

Condensed Statements of Cash Flows

Years Ended December 31, 2004 and 2003

	2004	2003
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$(1,221)	$595
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	37	40
Equity in overdistributed income of subsidiaries	848	234
Other, net	(724)	(162)
Net cash provided by (used in) operating activities	(1,060)	707
Cash flows from investing activities:
Subsidiary return of capital	—	900
Purchase of premises and equipment	—	(27)
Proceeds from sale of premises and equipment	22	—
Net decrease in loans	—	482
Net cash provided by investing activities	22	1,355
Cash flows from financing activities:
Repayment of borrowings	(49)	(48)
Proceeds from sale of treasury shares	95	—
Cash dividends paid	(232)	(412)
Net cash used in financing activities	(186)	(460)
Net increase (decrease) in cash	(1,224)	1,602

Cash at beginning of year	1,985	383
Cash at end of year	$761	$1.985

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for financial instruments recorded in the consolidated balance sheets.  The off-balance-sheet financial instruments of the Corporation at December 31, 2004 and 2003 are presented below:

	2004	2003
	(dollars in thousands)
Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$21,738	$18,037
Standby letters of credit	2,623	2,632
	$24,361	$20,669

Commitments to extend credit, which include lines of credits, are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Of the total commitments to extend credit at December 31, 2004 and 2003, approximately $6.5 million and $9.4 million, respectively, represent fixed-rate loan commitments.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since certain of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Corporation evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained upon extension of credit is based on management’s credit evaluation of the counterparty.  Collateral held varies, but generally includes residential or income-producing commercial property, inventory, accounts receivable, and/or equipment.

Standby letters of credit are considered financial guarantees under FASB Interpretation 45.  These instruments are carried at fair value, which was not considered material.  Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party.  The credit risk involved in issuing such letters of credit is essentially the same as that involved in extending other financing arrangements with customers.  The Corporation holds collateral to support such commitments for which collateral is deemed necessary.

(14)       Disclosures about Fair Value of Financial Instruments

Following is a summary of the carrying amounts and fair values of the Corporation’s financial instruments at December 31, 2004 and 2003:

December 31, 2004	Carrying amount	Fair value
	(dollars in thousands)
Balance sheet assets:
Cash and cash equivalents	$11,561	$11,561
Investment securities available for sale	56,161	56,161
Loans, net	156,160	158,675
Federal Home Loan Bank stock	863	863
Accrued interest receivable	1,649	1,649

Balance sheet liabilities:
Deposits	$198,719	$197,012
Federal funds purchased and securities sold under agreements to repurchase	1,392	1,376
Borrowings	13,298	12,719
Subordinated debentures	9,000	10,485
Accrued interest payable	813	813

December 31, 2003	Carrying amount	Fair value

Balance sheet assets:
Cash and cash equivalents	$15,916	$15,916
Investment securities available for sale	47,172	47,172
Loans held for sale	15,287	15,325
Loans, net	170,846	171,075
Federal Home Loan Bank stock	813	813
Accrued interest receivable	1,838	1,838

Balance sheet liabilities:
Deposits	$226,615	$227,541
Securities sold under agreements to repurchase	528	528
Borrowings	11,347	11,364
Subordinated debentures	9,000	11,071
Accrued interest payable	1,082	1,082

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

(15)       Litigation

Two legal claims are pending against the Corporation in the normal course of business, which, in the opinion of management, will not result in any material liability to the Corporation.   The Corporation has negotiated a settlement of one of the claims.  The terms of that settlement have been agreed upon and approved by the court.  That agreement provided for a complete resolution of the shareholder claims and a portion of the claims for attorney fees for the class representative.  As of December 31, 2004 and 2003 the Corporation has an accrual of $200,000 for this settlement and believes it will have no further adverse impact on the Corporation. This accrual is included in other liabilities in the Consolidated Balance Sheet.  The court’s approval of the settlement and other orders of the court are being appealed to the Appellate Court of Illinois, Fourth District.

In April 2003, the Corporation, its directors, and one of its officers were named as defendants in a complaint filed in the Circuit Court of Sangamon County.  The Corporation has filed motions to dismiss on the basis of a prior pending action and to realign the parties, naming the Corporation as the party plaintiff, and for leave of court to dismiss the action.  Those motions are pending.

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

Quantitative measures established by regulations to ensure capital adequacy require the Corporation, Illini, and Camp Point to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined).  Management believes, as of December 31, 2004, the Corporation, Illini, and Camp Point meet all capital adequacy requirements to which they are subject.

As of December 31, 2004, the Corporation’s subsidiary banks were “well capitalized” under regulatory prompt corrective action provisions.  To be categorized as adequately or well capitalized, each bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Illini’s or Camp Point’s category.

The Corporation, Illini, and Camp Point’s actual and required capital amounts and ratios as of

December 31, 2004 and 2003 are as follows:

	December 31, 2004
	Actual		Capital requirements		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
Total capital (to risk-weighted assets):
Illini Corporation	$21,712	12.35%	$14,064	8.00%	$17,580	10.00%
Illini	19,454	12.42	12,530	8.00	15,663	10.00
Camp Point	3,303	17.74	1,489	8.00	1,862	10.00
Tier I capital (to risk-weighted assets):
Illini Corporation	14,707	8.37	7,032	4.00	10,548	6.00
Illini	17,494	11.17	6,265	4.00	9,398	6.00
Camp Point	3,069	16.49	745	4.00	1,117	6.00
Tier I capital (to quarterly average assets):
Illini Corporation	14,707	6.20	9,495	4.00	11,869	5.00
Illini	17,494	8.68	8,059	4.00	10,074	5.00
Camp Point	3,069	8.87	1,384	4.00	1,730	5.00

	December 31, 2003
	Actual		Capital requirements		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(dollars in thousands)
Total capital (to risk-weighted assets):
Illini Corporation	$23,169	11.68%	$15,867	8.00%	$19,834	10.00%
Illini	20,446	11.53	14,188	8.00	$17,735	10.00
Camp Point	3,280	15.70	1,672	8.00	2,089	10.00
Tier I capital (to risk-weighted assets):
Illini Corporation	16,457	8.30	7,934	4.00	11,900	6.00
Illini	18,369	10.36	7,094	4.00	10,641	6.00
Camp Point	3,018	14.45	836	4.00	1,254	6.00
Tier I capital (to quarterly average assets):
Illini Corporation	16,457	6.29	10,460	4.00	13,075	5.00
Illini	18,369	8.06	9,113	4.00	11,391	5.00
Camp Point	3,018	8.99	1,343	4.00	1,679	5.00

Dividends from its subsidiaries are the principal source of funds for payment of dividends by the Corporation to its shareholders.

Illini and Camp Point are subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2004, Illini and Camp Point had retained earnings available to be paid as dividends to the Corporation, while still being considered well capitalized under applicable regulations, of approximately $3.3 million and $636,000, respectively.  The memorandum of understanding discussed below requires prior regulatory approval before the payment of any dividends by Illini.

During March of 2004, a safety and soundness examination was commenced by the primary regulators of Illini.

In May of 2004, Illini entered into a memorandum of understanding with the FDIC and the Illinois

DFPR.  The memorandum of understanding requires, among other items, prior regulatory approval for the payment of dividends by Illini Bank, updates of various policies and procedures, a reduction of substandard credits, a reduction in loan concentrations, development of a written profit plan and development of a management plan.  In July of 2004, the Corporation approved a resolution requested by the Federal Reserve Bank of Chicago that includes restrictions similar to those contained in the above referenced memorandum of understanding.  Compliance cost associated with these agreements will be minimal and primarily related to additional reporting requirements while the agreements are in effect.  Management believes that these agreements should have no material adverse affects on the operations or financial performance of the Corporation.  At December 31, 2004 the Corporation believes it is in compliance with the provisions of the memorandum of understanding.

On February 17, 2005, the Corporation closed on the sale of 126,500 shares of common stock, $0.01 par value, of the Corporation to a limited number of accredited investors.  Gross proceeds of the offering were $4,174,500, based on the $33.00 per share purchase price.  Howe Barnes Investments, Inc. served as placement agent in connection with the transaction and received a fee equal to 3% of the gross proceeds.  The proceeds of this offering were used to pay off the Marine Bank borrowing, discussed in Note 9.

(17)       Termination of Proposed Acquisition

In November 2001 the Corporation executed a definitive agreement and plan of merger to acquire all of the outstanding stock of Illinois Community Bancorp, Inc. (“ICBI”) through the merger of ICBI with a wholly owned subsidiary of the Corporation.  In conjunction with the proposed merger, ICBI requested that the Corporation provide funds to pay certain liabilities of ICBI and expenses related to the transaction. The Corporation provided a direct loan to ICBI for these items.  On December 23, 2002 the Federal Reserve Board of Governors denied the merger application.  The Corporation subsequently filed an appeal with the Board of Governors for reconsideration.  The Corporation was notified that the appeal was denied.  On June 13, 2003, the Corporation entered into an agreement with ICBI to terminate the proposed merger by mutual consent.  The termination agreement reaffirmed certain provisions of the original merger agreement, including payment of expenses by each party, the disposition of the loan, and a general release between all parties to the proposed merger.  The Corporation collected all principal and interest on the note, totaling approximately $532,000, and received approximately $50,000 as payment in full on the account receivable from ICBI.  The account receivable represented funds paid by the Corporation for professional services related to the proposed merger.  The balance of the account, approximately $75,000, was written off during the second quarter of 2003 in conjunction with the termination agreement.  These fees were for accountants, lawyers and filing fees used to prepare the merger agreement and filing with the U.S. Securities and Exchange Commission.  The termination agreement ended the merger agreement and released both parties from continuing performance under the terms of the merger agreement.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. – CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2004. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls.

ITEM 8B. – OTHER INFORMATION

None.

PART III.

ITEM 9. – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Under the Corporation’s Articles of Incorporation, as amended, the Board of Directors is divided into three classes.  The Board of Directors presently consists of nine (9) members.  Each year, the shareholders are asked to elect the members of a class for a term of three years.  The information below is provided with respect to each nominee for Director and each Director whose term of office extends beyond the date of the Annual Meeting and who will continue in office for their existing terms.  On November 4, 1993, Illini Bank East, Illini Bank Menard County, and Illini Bank North were merged with, into, and under the charter of Illini Bank, a wholly-owned subsidiary of the Corporation.  As discussed herein, certain of the Directors were directors of these predecessor banks prior to the merger with Illini.

Continuing Directors for the term ending in 2008

Name, Age, Principal Occupation and other Directorships	Director of the Corporation Since

William N. Etherton - 78, Farmer	1994

Mr. Etherton has been engaged in farming and the livestock business in the Mechanicsburg vicinity all of his lifetime. He remains active in Etherton Stock Farms, a 2,500-acre farm operation. He previously served as a director of Citizens State Bank of Mechanicsburg and Illini Bank of Sangamon County before being elected to the Board of Illini in 1994.

Gaylon E. Martin - 58, President of Illini Corporation	2004

Mr. Martin has an extensive career in community banking, principally in Northern, Illinois. Mr. Martin served in senior officer positions with Citizens National Bank, Princeton, Farmers National Bank, Geneseo and Wells Fargo. Mr. Martin began his career with the Corporation in January 2004 as President of Illini and was appointed as a director of the Corporation in November 2004.

Jesse Werner, Jr. – 68, President of Champion Gas & Oil	2001

Mr. Werner is President of Champion Gas & Oil Company, Vice President of Arrow Trailer & Equipment Company and Vice President of Waco Leasing Company. Mr. Werner served on the Board of American Bank & Trust Co. until 1994, and was a director of Illini. He previously served as a director of the Corporation from 1983 until 1996.

Nominees for the term ending in 2007

Name, Age, Principal Occupation and other Directorships	Director of the Corporation Since

William B. McCubbin - 67, Farmer	1983

Mr. McCubbin has engaged in farming in Sangamon County since 1961.  He served as a director of Citizen State Bank of Mechanicsburg, Illini Bank of Sangamon County and Illini Bank-Coffeen until their consolidation with Illini.  Mr. McCubbin has served as a director of Illini since 1994 and with the Corporation since 1983.  Mr. McCubbin has also served as corporate secretary since 1998.

N. Ronald Thunman – 73, Chairman of the Board of Pinkerton Government Services, Inc.	1997

Mr. Thunman serves as Chairman of the Board of Pinkerton Government Services, Inc.  Previously, Mr. Thunman was President of CAE Electronics Corporation in Leesburg, Virginia from 1995 through 1999, Chairman of the Board of CAE Electronics Corporation from 1999 through 2002, and was Chairman of the Board of Directors of ABB Government Services Corporation from 1990 through 1995.  Mr. Thunman is a retired Vice Admiral from the United States Navy.  Mr. Thunman also serves as a director of Illini.

Dr. Jane Schachtsiek – 57, Chancellor, Dept. of Nursing	1997

Dr. Schachtsiek has served at Chancellor at St. Johns College, Department of Nursing since 1990. Previously, Dr. Schachtsiek earned her Doctorate of Philosophy from Southern Illinois University in Carbondale and is a member of the Board of St. John’s College. She was also elected a director of Illini in 1997 and has served in that capacity since then.

Continuing Directors for the term ending in 2006

Name, Age, Principal Occupation and other Directorships	Director of the Corporation Since

Thomas A. Black - 67, Management	1983

Mr. Black was employed by Caterpillar Tractor Company since 1956 and held a management position from 1973 until his retirement in July 2000.  He served as a director of Stonington Community Bank & Trust Co. and Illini Bank-East until the merger with Illini in 1994.  Mr. Black was elected to the Board of Directors of Illini in 1994 and has served as its Chairman since 1996.  Mr. Black also serves as Chairman of the Board of the Corporation and has held such position since 1983. Mr. Black was elected to the Board of Directors of Camp Point in 1999 and has served as its Chairman since then.

Lawrence B. Curtin - 78, Farmer	1983

Mr. Curtin owns and operates a large corn and soybean farm and has been in farming his entire life.  He served as a director and Chairman of the Board of Illini Bank-East until the merger with Illini.  He also serves as a director of Illini.

Dr. Anthony F. Liberatore – 58, Professor of Economics	1997

Dr. Liberatore has been a fully tenured Professor of Economics at Millikin University since 1985 and is currently the Hermann Chair of Management Development and Director of MBA Programs with the Tabor School of Business.  He founded Quality By Design, a private consulting firm, in 1990.  He was also elected a director of Illini in 1997 and has served in that capacity since then.

During 2004, the Corporation’s Board of Directors held eleven meetings.  Each of the current Directors attended more than 75% of the total number of meetings of the Board of Directors.  The Board of Directors has established Committees to assist in the discharge of its responsibilities.

The Executive Committee met five times during 2004.  The Executive Committee is comprised of Messrs. Thunman, Black, Liberatore, Martin and Ms. Schachtsiek.  Each of the current members attended more than 75% of the total number of Executive Committee meetings.  The Executive Committee was established to act directly on behalf of the Board during interim periods between Board meetings and during emergencies.  The Executive Committee is also responsible for reviewing all litigation pending or threatened by or against the Corporation, or its subsidiaries, and except where settlement of any such litigation will involve an aggregate expenditure in excess of $1 million, the Executive Committee has authority to authorize settlement or compromise of any such litigation.

The Compensation Committee met eight times during 2004 and consists of Messrs. Black, Liberatore, and Thunman.  Each of the current members attended more than 75% of the total number of Compensation Committee meetings.  This Committee was created by the Corporation to oversee and control all administration of employee compensation and benefit matters for the Corporation and its subsidiary banks.

The Nominating Committee met once during 2004 and consists of Messrs. Black, Etherton, McCubbin, and Thunman.  Each of the current members attended more than 75% of the total number of Nominating Committee meetings.  The Nominating Committee was created by the Corporation to oversee the duties of nominating a slate for election to the Board of Directors and with reviewing and determining the qualifications and eligibility of any nominee.

The Audit Committee met twelve times during 2004. The Board of Directors established the Audit Committee to oversee the external and internal audit functions of the Corporation and its subsidiaries.  Only outside directors are eligible to serve on the Audit Committee.  The Charter for the Audit Committee was established in 2001 and significant amendments were adopted in January of 2004.  The Charter was included as Appendix B in the 2003 proxy statement.  During 2004, the Audit Committee consisted of Messrs. Curtin, Black, Etherton, Liberatore and McCubbin.  Each of the current members attended more than 75% of the total number of Audit Committee meetings.

While the Board of Directors endorses the effectiveness of our Audit Committee, its membership does not include a director who qualifies for designation as an “audit committee financial expert” - a new concept under federal regulation that contemplates such designation only when an audit committee member satisfies all five qualification requirements, such as experience (or “experience actively supervising” others engaged in), preparing, auditing, analyzing or evaluating financial statements presenting a level of accounting complexity comparable to what is encountered in connection with our Company’s financial statements.

Executive Officers

The following table provides information with respect to the Executive Officers of the Corporation as of December 31, 2004 including all positions and offices with the Corporation.

Name	Age	Office

Thomas A. Black	67	Chairman of the Board
N. Ronald Thunman	73	Vice Chairman of the Board
Gaylon E. Martin	58	President
William B. McCubbin	67	Secretary
Dennis Guthrie	53	Chief Financial Officer, Treasurer

Business Experience of Non-Director Executive Officers

Dennis Guthrie- 53	Senior Vice President, Chief Financial Officer and Treasurer

Mr. Guthrie joined the Corporation in August 2003 as Senior Vice President and Chief Financial Officer.  He has over 30 years of bank management experience, the most recent as Vice President of Citizens First National Bank, located in Princeton, Illinois.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Illini’s executive officers and Directors, and persons who own more than ten percent of a registered class of Illini’s equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission

(the “SEC”).  Such executive officers, Directors and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on the Corporation’s review of copies of such forms it has received, the Corporation believes that, during the period from January 1, 2004 until December 31, 2004, all Section 16(a) filing requirements applicable to its executive officers, Directors and ten percent shareholders were met to the best of the Corporation’s knowledge.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics contains written standards that we believe are reasonably designed to deter wrongdoing and to promote:

•                  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•                  Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commissions and in other public communications we make;

•                  Compliance with applicable governmental laws, rules and regulations;

•                  The prompt internal reporting of violations of the code to an appropriate person or persons named in the code; and

•                  Accountability for adherence to the code.

This Code of Ethics is attached to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 as Exhibit 14. We will provide to any person without charge, upon request, a copy of our Code of Ethics. Requests for a copy of our Code of Ethics should be made to our Secretary at 3200 West Iles, Springfield, IL 62711.

ITEM 10. - EXECUTIVE COMPENSATION

The following table sets forth the compensation for the fiscal years ended December 31, 2004, 2003 and 2002 awarded to or earned by the Chief Executive Officer and the other most highly compensated executives of the Company or its subsidiaries earning more than $100,000 annually:

Summary Compensation Table

		Annual Compensation		All Other
	Year	Salary	Bonus	Compensation
Gaylon E. Martin	2004	$135,000	$11,000	$20,871	(1)
Chief Executive Officer

Burnard K. McHone	2004	$135,000	$0	$300,550	(2)
Chief Executive Officer	2003	$135,000	$29,051	$17,960	(3)
	2002	$114,000	$32,052	$16,760	(4)

(1)  Represents contributions by the Corporation to the Corporation’s 401(k) Retirement Plan on behalf of the Named Executive in the amount of $2,371, Directors fees of the Corporation and subsidiaries of $11,300 and car allowance of $7,200.

(2)  Represents agreement payments in the amounts of $135,000 on or about January 1, 2005 and 2006; $20,000 bonus payable on or about January 1, 2005, contributions by the Corporation to the Corporation’s 401(k) Retirement Plan on behalf of the Named Executive in the amount of $4,050, and Directors fees of the Corporation and subsidiaries of $6,500.

(3)  Represents contributions by the Corporation to the Corporation’s 401(k) Retirement Plan on behalf of the Named Executive in the amount of $4,560 and Directors fees of the Corporation and subsidiaries of $13,400.

(4)  Represents contributions by the Corporation to the Corporation’s 401(k) Retirement Plan on behalf of the Named Executive in the amount of $3,360 and Directors fees of the Corporation and subsidiaries of $13,400.

No other executive officers of the Corporation received compensation in 2004 in excess of $100,000.

Employment Agreement

The Corporation and/or Illini have entered into a Management Continuity Agreement with Gaylon E. Martin, effective November 1, 2004 through November 1, 2008, which provides for a base salary of $135,000.  On July 1, 2005 and annually thereafter, Mr. Martin’s base salary will be adjusted to equal the 75th percentile of banks of similar asset size according to the Illinois Community Bank salary surveys.  Adjustments to Mr. Martin’s base salary are subject to the approval of the Board of Directors.  Mr. Martin shall be paid a $600.00 monthly automobile allowance as reimbursement for the use of his personally owned automobile and in addition, Mr. Martin shall be reimbursed for gasoline expense incurred in official travel.  Officer will not participate in any incentive program except as may be awarded by the Board of Directors on an arbitrary basis.  Such other compensation and benefit plans are hereinafter referred to collectively as the “Compensation and Benefits Plans”, and exclude any participation or rights that the Officer may have been granted or offered to Illini stock options, which rights, to the extent that they exist, are waived by Officer.

The Corporation and/or Illini have entered into a Management Continuity Agreement with Dennis Guthrie, effective August 4, 2003 through August 4, 2005, which provides a base salary of $90,000, which salary may be increased from time to time.  Mr. Guthrie shall also be eligible to participate in any Compensation and Benefits Plans offered by the Corporation and/or Illini.

The Corporation and/or Illini have entered into a Management Continuity Agreement with Ronald E. Wenger, effective December 31, 2002 through December 31, 2005, which provides a base salary of $76,500, which salary may be increased from time to time.  Mr. Wenger shall also be eligible to participate in any Compensation and Benefits Plans offered by the Corporation and/or Illini.

Unless sooner terminated in accordance with the terms outlined in the employment agreements, all obligations shall terminate after the expiration of the employment terms of the respective employment agreements.  The officers may, with the consent of the Corporation, continue to be employed by the Corporation and Illini after the expiration of the employment term of the respective employment agreements on such terms and conditions as may be agreed upon by the Corporation and the officers.  These officers may terminate the employment agreements at any time upon 30 days’ prior notice to the Corporation.

The Corporation may terminate the executive and the related agreement for cause.  The agreements specify certain acts or conduct that would be a basis for termination.  If terminated for cause, the Company has no ongoing obligation to the officer.

The Corporation may terminate the agreements without cause prior to expiration of the agreement’s term by providing thirty days notice to the officer.  In such event, the officer shall have no further obligation to the Corporation, except the duty to not disclose confidential information outlined in the Agreement, and the Corporation shall have no further obligation to the officer from the date of such termination, except to pay to the officer his or her salary, benefits, and reasonable expenses of out placement services during the twelve month period following the date of termination; provided, however, that the Corporation shall only pay for out placement expenses actually incurred.

Under the terms of the agreement, the officer has no further obligation to the Corporation, except the duty to refrain from disclosing confidential information, in the event of any of the following:

•                  A “Change in control” of the Corporation during a specified period and termination of the officer’s employment other than for cause;

•                  Within the employment term, the officer resigns from employment within thirty days following a material change in the officer’s title, authorities or duties in effect immediately prior to the change in control;

•                  Within the employment term, the officer resigns from employment within thirty days following a reduction in compensation or benefits, or a reduction of compensation and benefits in effect immediately prior to the change in control; or

•                  Within the employment term, the officer resigns from his employment within thirty days following a change in the officer’s principal place of employment without his consent to a city more than 25 miles from Springfield, Illinois.

In the event of the foregoing, the Corporation has no further obligation to the officer from the date of termination, except to pay the officer his or her salary and benefits for a period of twelve months from the date of termination.

Burnard K. McHone Agreement

The Corporation has entered into an Agreement with Burnard K. McHone, (“Executive”) effective November 10, 2004.  The Executive desired to resign from all positions with the Corporation and the banks and its and their affiliated companies.  The parties agree that as of the date of this agreement through December 31, 2004, the Executive’s only duties shall be as an advisor to the Corporation and the banks.  As of January 1, 2005 the Executive shall resign as an employee of the Corporation and the banks.  Under terms of the agreement the Corporation shall pay Executive the following amounts and provide him with the following benefits:

(a)            The Executive shall be paid $135,000 on or about January 1, 2005;

(b)            The Executive shall be paid $135,000 on or about January 1, 2006;

(c)            The Executive shall be entitled to participate in the Corporation’s health insurance coverage pursuant to the Consolidated Omnibus Reconciliation Act of 1985 (“COBRA Continuation Coverage).  In the event of such election, the Executive shall pay all premiums applicable to such COBRA Continuation Coverage.

The terms of the agreement contain customary covenants concerning conduct, nonsolicitation and nondisclosure.

Compensation of Directors

Directors of the Corporation receive $500 per meeting paid quarterly. Executive and Audit Committee members receive $100 per meeting paid quarterly.  Compensation and Nominating Committee members receive $100 per meeting paid quarterly.  Certain Directors also receive fees for services as directors of the Corporation’s subsidiaries, which is an annual retainer of $4,800 paid quarterly.  Loan Committee members receive $100 per meeting paid quarterly.  Bank Executive Committee members receive $100 per meeting paid quarterly.  Committee Chairs are paid at 150% of the normal fee.

ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 28, 2005, with respect to all shareholders known to the Corporation to have been the beneficial owners of more than five percent of its Common Stock, and the shares of Common Stock of the Corporation beneficially owned by each Director, Nominee, and by all Directors and executive officers of the Corporation as a group based upon information received from such persons.  Beneficial ownership of securities generally means the power to vote or dispose of securities, regardless of any economic interest.  Unless otherwise indicated, all persons shown in the table below have sole voting and dispositive power or share voting and dispositive power with members of their immediate families with respect to the number of shares listed next to their names.

		Common Stock Beneficially Owned
Name of Beneficial Owner Address		Number of Shares	Percentage of Total

D. Marlene H. Huls	P.O. Box 579
	Gifford, Illinois 61847	103,756	14.86%

D. Marlene H. Huls,	P.O. Box 579
TR UW, Ernest H. Huls	Gifford, Illinois 61847
Family Trust		19,577	2.80%

HBI Private Equity Fund I, LLP		44,082	6.31%

Thomas A. Black		18,624	2.62%
Lawrence B. Curtin		3,194	*
William N. Etherton		8,110	1.16%
Anthony Liberatore		3,556	*
William B. McCubbin		3,250	*
Jane A. Schachtsiek		455	*
N. Ronald Thunman		4,200	*
Jesse A. Werner		8,134	1.16%
Gaylon E. Martin		2,750	*

All 9 Directors, Nominees, and Executive Officers as a group		52,273	7.49%

* less than 1%.

Equity Compensation Plan

The following table presents information about the Corporation’s Equity Compensation Plan as of December 31, 2004.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)

Equity compensation plans approved by security holders	0	0	67,500

Equity compensation plans not approved by security holders	0	0	0

Total	0	0	67,500

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Directors, Executive Officers and Associates

During 2004, certain Directors and executive officers of the Corporation (and members of their immediate families and corporations, organizations and trusts with which these individuals are associated) have been indebted to one or more of the subsidiary banks in amounts of $60,000 or more. All such loans were made in the ordinary course of business, did not involve more than normal risk of collectibility or present other unfavorable features, and were made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the same time for comparable loan transactions with unaffiliated persons.  No such loan was classified by any of the subsidiary banks as of December 31, 2004 as a non-accrual, past due, restructured or potential problem loan.

Outside of normal customer relations, none of the Directors, executive officers, or 5% shareholders of the Corporation (or members of their immediate families) currently maintains or has maintained during 2004 any significant business or personal relationship with the Corporation or any of its subsidiaries other than such as might arise by virtue of such person’s ownership interest in, or position with, the Corporation.

ITEM 13. - EXHIBITS LIST

(a) The following exhibits have been filed with the Securities and Exchange Commission as required:

(2)	Not applicable
(3)(i)	(1) Articles of Incorporation (incorporated by reference to the Corporation’s Form 10-K for the year ended December 31, 1984).
(2) Amendment to the Articles of Incorporation of Illini Corporation (incorporated by reference to Illini Corporation’s Form 8-K filed on April 3, 2002).
(3)(ii)	(3) Amended and Restated Bylaws of Illini Corporation, effective June 27, 2002 (incorporated by reference to Illini Corporation’s Form 10-KSB filed on March 28,2003).
(4)	(1) Rights Agreement by and between Illini Corporation and Illinois Stock Transfer Company, as rights agent (incorporated by reference to Illini’s Form 8-K filed on November 3, 2004).
(9)	Not applicable.
(10)(i)

(1) Management Continuity Agreements by and between Illini Corporation and/or Illini Bank and Ronald Wenger, dated December 16 1999 (incorporated by reference to Illini Corporation’s Form 10-KSB filed on March 28, 2003).

(2) Illini Corporation Directors’ Stock Option Plan, approved March 21, 2002 (incorporated by reference to Illini Corporation’s Form 10-KSB filed on March 28, 2003).
(3) Illini Corporation Incentive Stock Option Plan, approved March 21, 2002 (incorporated by reference to Illini Corporation’s Form 10-KSB filed on March 28, 2003).

(4) Management Continuity Agreements by and between Illini Corporation and/or Illini Bank and Dennis B. Guthrie, dated August 4, 2003 (incorporated by reference to Illini Corporation’s Form 10-KSB file on March 26, 2004).

(5) Management Continuity Agreement by and between Illini Corporation and/or Illini Bank and Gaylon E. Martin, dated November 1, 2004 (incorporated by reference to Illini Corporation’s Form 8-K filed on November 24, 2004).

(6) Agreement by and between Illini Corporation and Burnard K. McHone dated November 10, 2004 (incorporated by reference to Illini Corporation’s Form 8-K dated November 16, 2004).
(11)	Statement regarding computation of earnings per share is included in “Item 7. Financial Statements-Note 1(m)” which is incorporated by reference herein.
(13)	This document (Form 10-KSB) will be distributed within 90 days as the annual report to security holders.
(14)	Code of Ethics, dated January 1, 2005.
(16)	Not applicable
(18)	Not applicable.
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

ITEM 14. – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Payment of Fees to Auditors

Crowe Chizek and Company LLC (“Crowe Chizek”), independent public accountants, were the auditors for the financial statements of the Corporation for the years ended December 31, 2004 and 2003.  Representatives of Crowe Chizek will be present at the 2004 Annual Meeting, and they will be given an opportunity to make a statement if they desire to do so and will be available to respond to any appropriate questions from shareholders.

In addition to retaining Crowe Chizek to audit the consolidated financial statements for fiscal 2004, the Corporation and its subsidiaries retained Crowe Chizek to provide various other services in fiscal 2004. The aggregate fees billed for professional services by Crowe Chizek in fiscal 2004 for these various services were:

Audit Fees

Audit fees and expenses billed to the Company by Crowe Chizek for the audit of the Company’s financial statements for the fiscal years ended December 31, 2004 and December 31, 2003, and for review of the Company’s financial statements included in the Company’s quarterly reports on Form 10-QSB, are as follows:

2004	2003
$67,166	$52,500

Audit Related Fees

Audit related fees and expenses billed to the Company by Crowe Chizek for fiscal years 2004 and 2003 for services related to the performance of the audit or review of the Company’s financial statements that were not included under the heading “Audit Fees”, are as follows:

2004	2003
$0	$0

Tax Fees

Tax fees and expenses billed to the Company by Crowe Chizek for fiscal years 2004 and 2003 for services related to tax compliance, tax advice and tax planning, consisting primarily of preparing the Company’s federal and state income tax returns for the previous fiscal periods and inclusive of expenses are as follows

2004	2003
$15,000	$8,700

All Other Fees

Fees and expenses billed to the Company by Crowe Chizek for all other services provided during fiscal years 2004 and 2003 are as follows:

2004	2003
$1,875	$0

In accordance with Section 10A(i) of the Exchange Act, before Crowe Chizek is engaged by us to render audit or non-audit services, the engagement is approved by our Audit Committee. None of the audit-related, tax and other services described in the table above were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

The Audit Committee considered the provision by Crowe Chizek of non-audit services to Illini and determined that the provision of such services was compatible with maintaining the independence of Crowe Chizek.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	March 29, 2005

Illini Corporation, Registrant, by

/s/ Gaylon E. Martin

Gaylon E. Martin, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thomas A. Black	March 29, 2005
Thomas A. Black, Chairman	Date

/s/ Lawrence B. Curtin	March 29, 2005
Lawrence B. Curtin, Director	Date

/s/ William N. Etherton	March 29, 2005
William N. Etherton, Director	Date

/s/ William B. McCubbin	March 29, 2005
William B. McCubbin, Director	Date

/s/ Anthony F. Liberatore	March 29, 2005
Anthony F. Liberatore, Director	Date

/s/ Jane A. Schachtsiek	March 29, 2005
Jane A. Schachtsiek, Director	Date

/s/ Jesse A. Werner, Jr.	March 29, 2005
Jesse A. Werner, Jr., Director	Date

/s/ Gaylon E. Martin	March 29, 2005
Gaylon E. Martin, Director & Pres. (Principal Executive Officer)	Date

/s/ N. Ronald Thunman	March 29, 2005
N. Ronald Thunman, Director	Date

/s/ Dennis B. Guthrie	March 29, 2005
Dennis B. Guthrie, CFO (Principal Financial and Accounting Officer)	Date

Illini Corporation, Illini Bank and Farmers State Bank of Camp Point Officers

Illini Corporation

Gaylon E. Martin

President / Chief Executive Officer

Dennis B. Guthrie

Sr. Vice President / Chief Financial Officer

Illini Bank

Gaylon E. Martin

President / Chief Executive Officer

Dennis B. Guthrie

Sr. Vice President / Chief Financial Officer

Ronald E. Wenger

Sr. Vice President / Corporate Banking

Scott P. Klor

Sr. Vice President / Wealth Management

Molly A. Appelt

Sr. Vice President / Retail Banking

Juanita L. Mathis

Vice President / Operations

Greg A. Birky

Vice President / Corporate Banking

Jean L. Jachino

Asst. Vice President / Business Development

Farmers State Bank of Camp Point

Gaylon E. Martin,

President

Terry D. Reuschel

Vice President / Chief Executive Officer

Jerelyn S. Douglas

Asst. Vice President / Cashier

Illini Bank Locations

3200 West Iles Avenue

Springfield

Ed Hart, Asst. Vice President / Branch Manager

120 South Chatham Road

Springfield

Ann Cowhick, Branch Manager

615 West Jefferson St.

Springfield

Dottie Bellm, Branch Manager

2120 Peoria Road

Springfield

Carolyn Downs-Hansel, Branch Manager

Jim McGuire, Asst. Vice President / Corporate Banker

375 West Andrew Road

Sherman

Stephanie Hoover, Asst. Vice President / Branch Manager

133 Dodds Street

Divernon

Susan Darling, Community Bank President

Route 4 and Jefferson

Auburn

Vickie Bly, Community Bank President

2201 Woodlawn, Ste. 100

Lincoln

Sharon Awe, Community Bank President

120 Governor Oglesby

Elkhart

Sharon Awe, Community Bank President

116 East Exchange

Danvers

Greg Birky, Community Bank President

103 Franklin

Hudson

Greg Birky, Community Bank President

100 East Third St.

Stonington

Cathy Brackemyer, Asst. Vice President / Retail Manager

West Main St.

Mechanicsburg

Cathy Brackemyer, Asst. Vice President / Retail Manager

Farmers State Bank of Camp Point Location

206 E. Wood Street

Camp Point

Gaylon E. Martin, President

Stock Transfer Agent

Illinois Stock Transfer

209 West Jackson Blvd., Suite 903

Chicago, IL 60606

1-800-757-5755