Form 10QSB
period 2005-03-31
ILLINI CORP
filed 2005-05-11
CIK 730037

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number  0-13343

Illini Corporation

(Exact name of small business issuer as specified in its charter)

Illinois	37-1135429
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 West Iles Avenue, Springfield, Illinois 62711

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

As of May 9, 2005, there were 541,029 shares of common stock, $0.01 par value outstanding.

Transitional Small Business Disclosure Format:	Yes ☐ No ☒

ILLINI CORPORATION

INDEX TO FORM 10-QSB

March 31, 2005

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004

Unaudited

	March 31, 2005	December 31, 2004
	(dollars in thousands)
ASSETS
Cash and due from banks	$6,863	$8,136
Interest-bearing deposits in other banks	67	66
Federal funds sold	3,335	3,359
Cash and cash equivalents	10,265	11,561
Investment securities available for sale, at fair value	78,529	56,161
Loans, net of allowance for loan losses of $2,226 and $2,412	142,754	156,160
Federal Home Loan Bank stock	875	863
Premises and equipment	5,860	5,903
Accrued interest receivable	1,523	1,649
Other real estate owned	1,215	994
Goodwill	1,856	1,856
Other assets	2,180	2,369
Total Assets	$245,057	$237,516
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$35,054	$37,569
Interest-bearing deposits:
NOW and money market accounts	55,403	57,797
Savings deposits	23,331	21,902
Time deposits, $100,000 and over	15,288	13,209
Other time deposits	76,552	68,242
Total Deposits	205,628	198,719

Federal funds purchased and securities sold under agreements to repurchase	696	1,392
Borrowings	11,000	13,298
Subordinated debentures	9,000	9,000
Accrued interest payable	545	813
Other liabilities	1,150	869
Total Liabilities	228,019	224,091

Shareholders’ equity
Preferred stock, $0.01 par value, authorized and unissued 10,000,000 shares	—	—
Common stock, $0.01 par value, authorized 45,000,000 shares;698,289 shares issued at March 31, 2005 and 571,789 sharesat December 31, 2004	7	6
Capital surplus	13,059	9,038
Retained earnings	10,840	10,615
Accumulated other comprehensive income	209	843
Less: Treasury shares, at cost, 157,260 shares	(7,077)	(7,077)
Total Shareholders’ Equity	17,038	13,425
Total Liabilities and Shareholders’ Equity	$245,057	$237,516

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME / (LOSS)

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
	(dollars in thousands, except per share data)
Interest income:
Loans, including fees	$2,374	$2,922
Investment securities:
Taxable	400	290
Exempt from federal income taxes	186	181
Federal Funds sold and interest-bearing deposits	41	6
Total interest income	3,001	3,399
Interest expense:
Deposits:
NOW and money market accounts	175	108
Savings deposits	45	33
Time deposits, $100,000 and over	88	126
Other time deposits	455	661
Federal funds purchased and securities sold under agreements to repurchase	6	9
Borrowings	87	99
Subordinated debentures	244	244
Total interest expense	1,100	1,280
Net interest income	1,901	2,119
Provision for loan losses	—	1,390
Net interest income after provision for loan losses	1,901	729
Noninterest income:
Service charges on deposit accounts	335	350
Other fee income	69	78
Mortgage loan servicing fees, net	18	21
Gains on sales of mortgage loans	17	14
Gains (losses) on sale of other real estate owned	(17)	20
Other	31	20
Total noninterest income	453	503
Noninterest expense:
Salaries and employee benefits	1,004	1,265
Net occupancy expense	179	185
Equipment expense	40	48
Data processing fees	165	201
Supplies expense	33	34
Communication and transportation expense	132	118
Marketing and advertising expense	53	53
Correspondent bank fees	60	54
Loan foreclosure and other real estate owned expense	52	524
Professional fees	147	166
Regulatory fees	42	22
Other	122	153
Total noninterest expense	2,029	2,823
Income (loss) before income tax expense (benefit)	325	(1,591)
Income tax expense (benefit)	46	(693)
Net income (loss)	$279	$(898)
Basic and diluted earnings (loss) per share	$0.59	(2.18)

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands)
Common Stock
Beginning of year balance	$6	$6
Issuance of shares from private placement	1	—
End of period balance	7	6

Capital Surplus
Beginning of year balance	9,038	9,070
Sale of treasury stock	—	(32)
Issuance of shares from private placement	4,021	—
End of period balance	13,059	9,038

Retained Earnings
Beginning of year balance	10,615	12,068
Net income (loss)	279	(898)
Dividends on common stock	(54)	—
End of period balance	10,840	11,170

Treasury Stock
Beginning of year balance	(7,077)	(7,204)
Sale of treasury stock	—	127
End of period balance	(7,077)	(7,077)

Accumulated Other Comprehensive Income
Beginning of year balance	843	1,101
Unrealized gain (loss) on securities, net of tax	(634)	209
End of period balance	209	1,310

Total Shareholders’ Equity	$17,038	$14,447

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands)
Net Income (loss)	$279	$(898)
Other comprehensive income (loss), unrealized gains on securities, net of reclassification adjustment, net of tax	(634)	209
Comprehensive income (loss)	$(355)	$(689)

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004

(Unaudited)

	2005	2004
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$279	$(898)
Adjustments to reconcile net income (loss) to net cash provided by operatingactivities:
Depreciation	142	200
Provision for loan losses	—	1,390
Investment security amortization, net	26	18
Federal Home Loan Bank stock dividend	(12)	(2)
Gains on sales of mortgage loans, net	(17)	(14)
Valuation allowance established or direct write-downfor other real estate owned	—	455
(Gains) losses on sales of other real estate owned	17	(20)
Decrease in accrued interest receivable	126	282
Decrease in accrued interest payable	(268)	(235)
Origination of secondary market mortgage loans	(1,870)	(2,031)
Proceeds from the sales of secondary market mortgage loans	1,887	2,125
Other, net	832	(946)
Net cash provided by operating activities	1,142	324
Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities available for sale	2,346	9,860
Purchases of investment securities available for sale	(25,736)	(1,710)
Net (increase) decrease in loans	13,128	(1,754)
Purchases of premises and equipment	(99)	(47)
Proceeds from sales of other real estate owned	40	81
Net cash provided by (used in) investing activities	(10,321)	6,430
Cash flows from financing activities:
Net decrease in noninterest-bearing deposit accounts	(2,515)	(1,276)
Net decrease in NOW, money market accounts and savings deposits	(965)	(3,489)
Net increase (decrease) in time deposits, $100,000 and over	2,079	(2,466)
Net increase (decrease) in other time deposits	8,310	(8,043)
Net increase (decrease) in federal funds purchased	(700)	1,510
Net increase in securities sold under agreements to repurchase	4	3
Proceeds from sale of treasury shares	—	95
Proceeds from issuance of shares from private placement, net of expenses	4,022	—
Proceeds of borrowings	—	6,000
Repayment of borrowings	(2,298)	(4,013)
Cash dividends paid	(54)	—
Net cash provided by (used in) financing activities	7,883	(11,679)

Net decrease in cash and cash equivalents	(1,296)	(4,925)

Cash and cash equivalents at beginning of period	11,561	15,916

Cash and cash equivalents at end of period	$10,265	$10,991

Supplemental Disclosures
Transfer of loans to other real estate owned	$278	80

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

March 31, 2005

(1)                                  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all of the information and notes required by U.S. generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the Illini Corporation (“Corporation”) Annual Report on Form 10-KSB for the year ended December 31, 2004.  Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation.  Such reclassifications have no effect on previously reported consolidated net income or shareholders’ equity.  The consolidated balance sheet of the Corporation as of December 31, 2004 has been derived from the audited consolidated balance sheet of the Corporation as of that date.

Results for the three months ended March 31, 2005 may not be indicative of the annual performance of the Corporation or the subsidiary banks, Illini Bank and Farmers State Bank of Camp Point (“the subsidiary banks”).  Management of the Corporation has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements (unaudited) in conformity with U.S. generally accepted accounting principles.  Actual results could differ from those estimates.

(2)                                  Earnings / (Loss) per Common Share

Earnings per share represents income available to common shareholders divided by the weighted average number of shares outstanding during the period.  The Corporation has no common equivalent shares that could cause dilution.  The following information was used in the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands, except per share data)
Net Income / (Loss)	$279	$(898)

Weighted average common shares outstanding	474,968	412,540

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

(4)                                  Allowance For Loan Losses

In originating loans, the Corporation recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan.  The allowance for loan losses represents the Corporation’s estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio.  In making this determination, the Corporation analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.  The Corporation makes an ongoing evaluation as to the adequacy of the allowance for loan losses.  Transactions in the allowance for loan losses for the three months ended March 31, 2005 and 2004 are summarized below:

	Three months ended March 31,
	2005	2004
	(dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$2,412	$2,359

Charge-offs	(197)	(1,080)
Recoveries	11	9
Net charge-offs	(186)	(1,071)

Provision charged to operations	—	1,390
Balance at end of period	$2,226	$2,678
Average loans outstanding	$153,950	$189,859

(5)                                  Regulatory Examination

The Corporation operates in a regulated industry and is subject to various regulatory constraints, including some which limit the amount of dividends that may be paid by a subsidiary bank or which require prior regulatory approval.  At March 31, 2005 Illini Bank had retained earnings of approximately $3,400,000 available to be paid to the Corporation and still be considered well capitalized and Farmers State Bank of Camp Point had retained earnings of approximately $700,000 to be paid to the Corporation and still be considered well capitalized.  The memorandum of understanding discussed below requires prior regulatory approval before the payment of any dividends by Illini Bank.

In May of 2004 Illini Bank entered into a memorandum of understanding with the F.D.I.C. and the Illinois Department of Financial and Professional Regulation, Division of Banks and Real Estate, which includes prior regulatory approval for payment of dividends by Illini Bank.  In July of 2004 Illini Corporation approved a resolution requested by the Federal Reserve Bank of Chicago that includes restrictions similar to the above memorandum of understanding.  Cost associated with compliance to these agreements will be minimal, primarily related to additional reporting requirements while the agreements are in effect.  Management believes that these agreements should have no material adverse effects on the operations or financial performance of the Corporation.

PART I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THREE MONTHS ENDED MARCH 31, 2005

SELECTED FINANCIAL RESULTS

The following table shows selected financial results and measures for the three months ended March 31, 2005 compared with the same period in 2004.

	Three Months Ended March 31,
	2005	2004	Change	Change-%
	(dollars in thousands)
Net income (loss)	$279	$(898)	$1,177	131.1%
Average assets	237,178	256,416	(19,238)	(7.5)%
Average equity	15,866	15,304	562	3.7%
Return on assets	0.48%	(1.40)%	1.88%	134.3%
Return on equity	7.13%	(23.54)%	30.67%	130.3%
Efficiency ratio	83.10%	104.22%	(21.12)%	(20.3)%
Dividend payout ratio	17.02%	0.00%	17.02%	N/A
Equity to assets ratio	6.69%	5.97%	0.72%	12.1%
Tier 1 leverage ratio	8.67%	6.06%	2.61%	43.1%
Total risk-based capital ratio	15.47%	11.38%	0.81%	7.2%

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

The Corporation recorded net income of $279,000 for the three months ended March 31, 2005, up $1,177,000 from the same period in 2004.  The return on average equity for the three months ended March 31, 2005 was 7.13%, compared to a negative 23.54% for the same period ended March 31, 2004.  Similarly, basic and diluted earnings per share for the three months ended March 31, 2005 was $0.59 per share versus $(2.18) for the same quarter in 2004, representing an increase of 127.1%.  While the first quarter of 2005 reflected more normalized earnings for the Corporation, earnings for the first quarter of 2004 were negatively impacted by a provision for loan losses in the amount of $1,390,000, as well as the reduction in the carrying values on two properties that were held in other real estate owned.

FINANCIAL CONDITION

Average earning assets of the Corporation for the first three months of 2005 decreased by $16.8 million (7.2%) to $217.3 million, from $234.1 million for the same period in 2004.

Average loans decreased $35.9 million (18.9%) to $154.0 million for the three months ended March 31, 2005, compared to $189.9 million for the same period in 2004.  Residential real estate loans experienced a decline in average balances of $15.0 million from year ago averages, as Illini Bank sold $15.2 million in residential real estate loans that were classified as held for sale during the second quarter of 2004.  Declines in average balances were seen in the other major categories of the loan portfolio, ranging from the $12.6 million decrease in commercial loans, to $4.1 million in commercial real estate loans, $2.0 million in agricultural loans, $1.8 million in consumer and credit card loans, and $0.4 million in agricultural real estate loans.  These decreases are reflective of management’s efforts during the course of 2004 and continuing into 2005 to eliminate certain loan relationships and reduce concentrations of credit in the main categories of loans.

Average balances of the securities portfolio increased by $15.4 million for the three months ended March 31, 2005, as compared to the same period in 2004.  The bank purchased short term U.S. Treasury Notes and U.S. Agencies primarily from the proceeds from loan payoffs, and a successful certificate of deposit promotion offered during the first quarter of 2005.

The impact of management’s decision in the latter part of 2003 to reduce its exposure to out of the area certificates of deposit as a funding source for loan and investment activity continued to be seen in the Corporation’s deposit portfolio.  Average balances for time deposits less than $100,000 decreased $15.8 million, and time deposits $100,000 and over decreased $2.5 million, respectively, during the first quarter of 2005, compared to the same period in 2004.  These declines were partially offset by the overall reductions in the loan portfolios.  The net effect of these actions was a reduction in the Corporation’s funding costs of 9 basis points, to 2.42% for the first quarter of 2005, as compared to 2.51% for the same period in 2004.  As a result, the Corporation was able to maintain its net interest margin for the three months ended March 31, 2005 at 3.72%, a compression of only 6 basis points from the 3.78% reported for the first quarter of 2004.

The subsidiary banks maintain an overnight federal funds line of credit with an unaffiliated financial institution and a collateralized borrowing capacity with the Federal Home Loan Bank of Chicago.

RESULTS OF OPERATIONS

This discussion should be read in conjunction with the consolidated financial statements, notes, and tables included elsewhere in this report and in the 2004 Illini Corporation Annual Report on Form 10-KSB (2004 Form 10-KSB).

Net Interest Income

The following tables show average balances and related interest income or interest expense, with the resulting average yield or rate by category of average earning assets or interest bearing liabilities.  Interest income and the resulting net interest income are shown on a tax equivalent basis.

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Three months ended March 31,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$6,884	$41	2.44%	$3,000	$6	0.81%
Investment securities (3)
Taxable	45,076	400	3.55	29,834	290	3.88
Tax-exempt (1)	13,787	270	7.83	13,690	262	7.66
Total securities	58,863	670	4.55	43,524	552	5.07
Loans
Commercial (1)	24,457	398	6.60	37,119	544	5.88
Agriculture	11,326	165	5.92	13,329	169	5.07
Real estate
Commercial	85,876	1,364	6.44	89,928	1,414	6.31
Agriculture	5,178	41	3.17	5,642	105	7.46
Residential	22,804	325	5.78	37,774	554	5.89
Consumer, net	3,661	70	7.71	5,380	113	8.39
Credit card	648	20	12.68	687	29	17.13
Total loans	153,950	2,383	6.28	189,859	2,928	6.18
Allowance for loan losses	(2,399)			(2,242)
Net loans (1) (2)	151,551	2,383	6.38	187,617	2,928	6.26
Total interest-earning assets	217,298	3,094	5.77	234,141	3,486	5.97
Other assets	19,880			22,275
Total assets	$237,178			$256,416
LIABILITIES
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$55,184	$175	1.29%	$56,311	$108	0.77%
Savings	22,540	45	0.82	21,791	33	0.60
Time deposits less than $100,000	71,124	455	2.59	86,916	661	3.05
Time deposits $100,000 and over	13,408	88	2.66	15,937	126	3.18
Total interest-bearing deposits	162,256	763	1.91	180,955	928	2.06
Short-term borrowings	922	6	2.58	2,256	9	1.59
Long-term borrowings	11,763	87	2.99	12,016	99	3.30
Subordinated debentures (4)	9,000	244	10.98	9,000	244	10.86
Total interest-bearing liabilities	183,941	1,100	2.42	204,227	1,280	2.51
Other liabilities	37,371			36,885
Shareholders’ equity	15,866			15,304
Total liabilities and shareholders’ equity	$237,178			$256,416
Net interest margin		$1,994	3.72%		$2,206	3.78%

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

(2)                      Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $120,000 in 2005 and $109,000 in 2004.

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

Net interest income on a tax equivalent basis for the first quarter of 2005 was $2.0 million, down $212,000 (9.6%) from the $2.2 million reported for the same quarter in 2004.  This decrease resulted from changes in the volume of assets and liabilities, as well as changes in interest rates.

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

While nonperforming loans have increased to $4,356,000 at March 31, 2005 from $2,730,000 at December 31, 2004, they are down over 18% from March 31, 2004. The increase in nonperforming loans was the result of three loans on the watch list at December 31, 2004 which were moved to nonaccrual status during the first quarter. These three loans had been previously reviewed by management and any loss exposure determined as of December 31, 2004.

Consequently, based on management’s analysis, no provision for loan losses was deemed necessary during the first quarter of 2005, as compared to a provision of $1,390,000 made in the first quarter of 2004.  The 2004 provision was made as a result of the analysis, which took into account the fact that there was charge-offs of $909,000 in impaired loans and an increase in impaired loans and classified assets.

Management remains watchful of credit quality issues and believes that current issues with the portfolio are reflective of a challenging economic environment.  Should the economic climate fail to improve, borrowers may experience difficulty, and consequently, the level of nonperforming loans, charge-offs and delinquencies could rise and require a provision for loan losses.  Management continues to monitor the loan portfolio.

Noninterest Income

Non-interest income for the three months ended March 31, 2005 was $453,000, down $50,000 (9.9%) from the $503,000 reported at March 31, 2004.  A loss of $17,000 on the sale of one piece of other real estate during the first quarter of 2005 compares negatively to the $20,000 gain on sale recorded in the first quarter of 2004.  Service charges on deposit accounts were down $15,000, to $335,000, from the $350,000 reported in the first quarter of 2004, primarily the result of a reduction in account maintenance fees.

Noninterest Expense

Non-interest expense for the first quarter of 2005 was $2,029,000, down $794,000  (28.1%) when compared to the first quarter of 2004.  This decrease was focused in two primary areas, loan foreclosure and other real estate owned expense (down $472,000) and salaries and employee benefits (down $261,000).

During the first quarter of 2004, Illini Bank reduced the carrying value of two properties listed in other real estate owned by an aggregate amount of $455,000.  These properties have since been sold.  Expenses incurred in 2005 represent normal costs associated with loan collections and normal loan related expenses.

The reduction in salaries and benefits expense reflects the positive effects of the corporate restructuring that occurred during the course of 2004.

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

At March 31, 2005, the allowance for loan losses was $2.2 million, or 1.54% of total loans.  This compares to the $2.4 million (1.52%) and $2.7 million (1.42%) reported at December 31, 2004 and March 31, 2004, respectively.  The change from December 31, 2004, represents the partial charge-off of one nonaccrual loan in the amount of $197,000.  Collateral securing the balance of this loan appears adequate at the present time to protect Illini Bank’s interests.

Illini Corporation’s primary business of making commercial, real estate, and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers, which are beyond the control of the Corporation.  Accordingly, a significant factor in the Corporation’s past and future operating results is the level of the provision for loan losses.

Credit Quality	March 31, 2005	December 31, 2004	March 31, 2004
	(dollars in thousands)
Nonperforming assets:
Accruing loans past due 90 days	$7	$19	$18
Nonaccrual	4,349	2,711	5,283
Renegotiated	—	—	612
Other real estate owned	1,215	994	3,482
Total nonperforming assets	$5,571	$3,724	$9,395

Key ratios:
Nonperforming loans to loans	3.00%	1.72%	3.13%
90 days delinquent to ending loans	0.00	0.01	0.01
Allowance to total loans	1.54	1.52	1.42
Allowance to nonperforming loans	51.10	88.34	45.29

Nonperforming Assets

Nonperforming and renegotiated loans at March 31, 2005 totaled $4.3 million, up $1.6 million (or 59.3%) from December 31, 2004, and down $1.5 million (25.4%) from March 31, 2004.  Nonaccrual loans comprise the majority of the nonperforming loans.  The classification of a loan as nonaccrual does not necessarily indicate that the principal is uncollectible, in whole or in part.  The Banks make a determination as to the collectibility on a case-by-case basis.  The Banks consider the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans.  The final determination as to the steps taken is made based upon the specific facts of each situation.  Alternatives that are typically considered to collect nonaccrual loans are foreclosure, collection under guarantees, loan restructuring, or judicial collection actions.

Other real estate owned increased by $221,000, to $1.2 million, from the $1.0 million reported as of December 31, 2004.  This increase represents the addition during the first quarter of 2005 of multiple properties totaling $278,000 associated with one creditor, the sale of one property with a carrying value of $32,000, and payments totaling $25,000 received on properties.

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

As discussed in the Corporation’s 2004 Form 10-KSB and previous Form 10-QSB reports, management has implemented several initiatives to improve credit quality.  These steps included a new loan policy and improved reporting systems (credit quality and production).  Management is committed to continuing these initiatives.

Other Potential Problem Loans

The Corporation has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans, these loans totaled $2,202,000 that management has classified as impaired at March 31, 2005, down $3,908,000 from $6,110,000 reported at December 31, 2004.  Management currently considers these loans to be impaired due to declining financial performance. These classifications are a direct result of improved reporting systems (credit quality and production).  The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

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

The table below shows the various measures of regulatory capital and related quarterly ratios.

	Regulatory requirements to be:		Actual Regulatory Capital Ratios
	Adequately Capitalized	Well- Capitalized	March 31, 2005	December 31, 2004
Total risk-based capital as% of risk-weighted assets	8.0%	10.0%	15.5%	12.4%
Tier 1 capital as% of risk-weighted assets	4.0%	6.0%	12.2%	8.4%
Tier 1 capital as% quarterly average assets	4.0%	5.0%	8.7%	6.2%

Risk-based capital guidelines require the classification of assets and some off-balance items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk adjusted asset totals.  Management believes, and data in the above table show that, as of March 31, 2005 and December 31, 2004, the Corporation met all capital adequacy requirements to which it is subject.  As of those dates, the Corporation’s subsidiary banks were “well capitalized” under regulatory prompt corrective action provisions.

The capital of the Corporation was supplemented in February, 2005 by the proceeds from the sale of 126,500 shares of common stock of the Corporation to a limited number of accredited investors.  Gross proceeds of $4,174,500 from the sale were used as follows:  $2.3 million to retire the Marine Bank loan; $1.0 million sent to Illini Bank as a capital infusion; and the balance retained for general corporate purposes.

Earnings retention is affected by the Board of Directors’ declaration of cash dividends.  The dividend payout ratio is an indicator of the level of earnings retained.  The Board of Directors of the Corporation considers the capital strength of the Corporation and the Banks in determining the appropriate level of cash dividends to be paid to shareholders.  The dividend payout ratio for the three months ended March 31, 2005 was 17.02% as compared to 0.00% for the three months ended March 31, 2004.

As discussed in the Corporation’s 2004 Form 10-KSB, the Corporation has $9 million of trust preferred securities outstanding.  Twenty Five (25) percent of the Tier 1 capital ratio can be comprised of the trust preferred issue.  As of March 31, 2005, the portion eligible for inclusion in the Tier 1 computation amounted to approximately $5.6 million.

LIQUIDITY

Illini Corporation’s policy is to manage interest rate risk to a level, which places limits on the sensitivity of its earnings to changes in market interest rates.  An explanation of the asset/liability management process is found in the Corporation’s 2004 Form 10-KSB, beginning on page 14.

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

Illini Corporation uses a comprehensive analysis of its asset/liability function, including a review of its funds management policy and its principal measure of liquidity.  The Corporation utilizes a liquidity measurement, called “Basic Surplus,” which redefines liquid assets as the total available assets held by the Corporation which can be converted to cash in thirty days or less, reduced by short term liabilities, plus available borrowings.  As of March 31, 2005, the most recent calculation, Illini Corporation’s basic surplus was

$52.6 million, or 22.2% of total average assets.

Management believes the formula provides an accurate measurement of liquidity and provides management with a comprehensible and consistent tool to develop pricing and profitability strategies.  Based on the new measurement and as compared to peer banks, management believes the liquidity position of the banks is strong.

PART I - Item 3.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2005. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors during the first quarter of 2005 that could significantly affect internal controls.  Management has concluded the disclosure controls and procedures are adequate in all material respects for SEC reporting purposes.

PART II. OTHER INFORMATION

Item 1 Legal Proceedings

The first case was filed in 1998 by a shareholder of the Corporation against Illinois Stock Transfer Company, as Rights Agent for the Corporation under the Corporation’s Shareholder Rights Agreement (“Rights Agreement”), for specific performance of the Rights Agreement, on behalf of the plaintiff individually and on behalf of a class of shareholders.  The complaint alleged that the Rights Agreement was triggered in April of 1998, and that the Rights Agent had a duty under the Rights Agreement to distribute Rights Certificates to the Corporation’s shareholders.  The Corporation was named as a defendant in 1999 and the class was certified.  Plaintiff was seeking to recover attorney’s fees from the Corporation in addition to other relief.  In January of 2000, the trial court entered summary judgment in favor of the Corporation and the Rights Agent.  Plaintiff appealed this ruling to the Illinois Appellate Court.  The Appellate Court reversed the order granting summary judgment for defendants and remanded the case for trial on the issue of whether the Corporation’s Board of Directors acted in good faith in determining that a shareholder’s acceptance of a gift of the Corporation’s Stock did not trigger the Rights Agreement, and in the Corporation’s later amendment of the Rights Agreement.  The Appellate Court further ruled that plaintiff’s attorney’s fees were recoverable under the Rights Agreement.  After a series of unsuccessful motions filed by the Plaintiff’s counsel, the Corporation filed a motion to remove the Plaintiff’s attorney.  The court removed the attorney for the Plaintiff class and appointed new counsel to represent the class.  The removed counsel filed a motion for reconsideration, which was denied.  The new counsel filed a motion for direction to remove the class representative, which was granted on January 15, 2003.  On March 7, 2003 the trial court appointed a successor class representative. The Corporation has negotiated a settlement of the suit with the new class representative and class counsel.  The terms of that settlement have been agreed upon and approved by the court following a fairness hearing.  That agreement provides for a complete resolution of the shareholder claims and a portion of the claims for attorney fees for the class representative.  As of March 31, 2005 and December 31, 2004 the Corporation has an accrual of $200,000 for this settlement and believes it will have no further adverse impact on the Corporation. This accrual is included in other liabilities in the Consolidated Balance Sheet.  The removed attorney, representing the removed class representative, has appealed various rulings of the trial court and that appeal is now pending in the Appellate

Court of Illinois, Fourth District.  The removed attorney is also petitioning the trial court for fees.  The court will also be asked to deny the fee request filed by the attorney for the original class representative. That proceeding should be concluded in the trial court after the decision is rendered in the appeal.

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

Item 2                Unregistered Sales of Equity Securities and Use of Proceeds - none

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

Illini Corporation
(Registrant)

By: /s/Gaylon E. Martin	May 11, 2005
Gaylon E. Martin	Date signed
President

By: /s/Dennis B. Guthrie	May 11, 2005
Dennis B. Guthrie	Date signed
Chief Financial Officer