Form 10QSB
period 2005-06-30
ILLINI CORP
filed 2005-08-11
CIK 730037

U.S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2005

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

(217) 787-5111

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

As of August 9, 2005, there were 541,029 shares of common stock, $0.01 par value outstanding.

Transitional Small Business Disclosure Format:	Yes ☐ No ☒

ILLINI CORPORATION

INDEX TO FORM 10-QSB

June 30, 2005

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 2005 and December 31, 2004

(Unaudited)

	June 30, 2005	December 31, 2004
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,514	$8,136
Interest-bearing deposits in other banks	66	66
Federal funds sold	2,310	3,359
Cash and cash equivalents	7,890	11,561
Investment securities available for sale, at fair value	80,855	56,161
Loans, net of allowance for loan losses of $2,246 and $2,412	147,302	156,160
Federal Home Loan Bank stock	886	863
Premises and equipment	5,997	5,903
Accrued interest receivable	1,612	1,649
Other real estate owned	1,233	994
Goodwill	1,856	1,856
Other assets	5,832	2,369
Total Assets	$253,463	$237,516
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$33,149	$37,569
Interest-bearing deposits:
NOW and money market accounts	55,209	57,797
Savings deposits	22,829	21,902
Time deposits, $100,000 and over	22,761	13,209
Other time deposits	77,539	68,242
Total Deposits	211,487	198,719
Federal funds purchased and securities sold under agreements to repurchase	1,450	1,392
Borrowings	11,000	13,298
Subordinated debentures	9,000	9,000
Accrued interest payable	902	813
Other liabilities	1,666	869
Total Liabilities	235,505	224,091

Shareholders’ equity
Preferred stock, $0.01 par value, authorized and unissued 10,000,000 shares	—	—
Common stock, $0.01 par value, authorized 45,000,000 shares; 698,289 shares issued at June 30, 2005 and 571,789 shares at December 31, 2004	7	6
Capital surplus	13,059	9,038
Retained earnings	11,268	10,615
Accumulated other comprehensive income	701	843
Less: Treasury shares, at cost, 157,260 shares	(7,077)	(7,077)
Total Shareholders’ Equity	17,958	13,425
Total Liabilities and Shareholders’ Equity	$253,463	$237,516

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME / (LOSS)

Three Months and Six Months Ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Interest income:
Loans, including fees	$2,529	$2,976	$4,903	$5,898
Investment securities:
Taxable	624	226	1,024	516
Exempt from federal income taxes	165	179	351	360
Federal funds sold and interest-bearing deposits	19	24	60	30
Total interest income	3,337	3,405	6,338	6,804
Interest expense:
Deposits:
NOW and money market accounts	200	112	375	220
Savings deposits	48	34	93	67
Time deposits, $100,000 and over	123	111	211	237
Other time deposits	529	556	984	1,217
Federal funds purchased and securities sold under agreements to repurchase	14	3	20	12
Borrowings	67	96	154	195
Subordinated debentures	229	229	473	473
Total interest expense	1,210	1,141	2,310	2,421
Net interest income	2,127	2,264	4,028	4,383
Provision for loan losses	—	—	—	1,390
Net interest income after provision for loan losses	2,127	2,264	4,028	2,993
Noninterest income:
Service charges on deposit accounts	384	417	719	767
Other fee income	71	77	140	155
Mortgage loan servicing fees	13	69	31	90
Gains (losses) on sales/transfers of mortgage loans	11	(226)	28	(212)
Investment securities gains	63	27	63	27
Gains (losses) on sale of other real estate owned	6	(55)	(11)	(35)
Other	116	82	147	102
Total noninterest income	664	391	1,117	894
Noninterest expense:
Salaries and employee benefits	1,020	1,419	2,024	2,684
Net occupancy expense	178	183	357	368
Equipment expense	43	51	83	99
Data processing fees	172	179	337	380
Supplies expense	47	34	80	68
Communication and transportation expense	126	132	258	250
Marketing and advertising expense	67	76	120	129
Correspondent bank fees	67	44	127	98
Loan foreclosure and other real estate owned expense	64	916	116	1,440
Professional fees	166	136	313	302
Regulatory fees	38	24	80	46
Other	156	196	278	349
Total noninterest expense	2,144	3,390	4,173	6,213
Income (loss) before income tax expense-(benefit)	647	(735)	972	(2,326)
Income tax expense (benefit)	164	(342)	210	(1,035)
Net income (loss)	$483	$(393)	$762	$(1,291)
Basic and diluted earnings (loss) per share	$0.89	$(0.95)	$1.50	$(3.12)

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2005 and 2004

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(dollars in thousands)
Common Stock
Beginning of year balance	$6	$6
Issuance of shares from private placement	1	—
End of period balance	7	6

Capital Surplus
Beginning of year balance	9,038	9,070
Sale of treasury stock	—	(32)
Issuance of shares from private placement	4,021	—
End of period balance	13,059	9,038

Retained Earnings
Beginning of year balance	10,615	12,068
Net income (loss)	762	(1,291)
Dividends on common stock	(109)	(103)
End of period balance	11,268	10,674

Treasury Stock
Beginning of year balance	(7,077)	(7,204)
Sale of treasury stock	—	127
End of period balance	(7,077)	(7,077)

Accumulated Other Comprehensive Income
Beginning of year balance	843	1,101
Unrealized loss on securities, net of tax	(142)	(626)
End of period balance	701	475

Total Shareholders’ Equity	$17,958	$13,116

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

Three Months and Six Months Ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)		(dollars in thousands)
Net Income (loss)	$483	$(393)	$762	$(1,291)
Other comprehensive income, unrealized gains (losses) on securities, net of reclassification adjustment, net of tax	492	(835)	(142)	(626)
Comprehensive income (loss)	$975	$(1,228)	$620	$(1,917)

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$762	$(1,291)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	284	380
Provision for loan losses	—	1,390
Investment security amortization, net	40	33
Gains on sales of investment securities, net	(63)	(27)
Federal Home Loan Bank stock dividend	(23)	(25)
Gains on sales of premises and equipment	(2)	—
(Gains) losses on sales of mortgage loans, net	(28)	212
Valuation allowance established or direct write-down for other real estate owned	—	1,003
Losses on sales of other real estate owned	11	35
Decrease in accrued interest receivable	37	470
Increase (decrease) in accrued interest payable	89	(276)
Origination of secondary market mortgage loans	(3,270)	(2,442)
Proceeds from the sales of secondary market mortgage loans	3,298	12,060
Other, net	(2,588)	(1,173)
Net cash provided by (used in) operating activities	(1,453)	10,349
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,602	1,545
Proceeds from maturities and paydowns of investment securities available for sale	5,780	12,987
Purchases of investment securities available for sale	(33,273)	(6,173)
Net decrease in loans	8,537	8,614
Purchases of premises and equipment	(378)	(290)
Proceeds from sale of premises and equipment	2	—
Proceeds from sales of other real estate owned	71	343
Net cash provided by (used in) investing activities	(16,659)	17,026
Cash flows from financing activities:
Net decrease in noninterest-bearing deposit accounts	(4,420)	(2,099)
Net increase (decrease) in NOW, money market accounts and savings deposits	(1,661)	299
Net increase (decrease) in time deposits, $100,000 and over	9,552	(4,494)
Net increase (decrease) in other time deposits	9,297	(18,151)
Net increase in securities sold under agreements to repurchase	58	6
Proceeds from sale of treasury shares	—	95
Proceeds from issuance of shares from private placement, net of expenses	4,022	—
Proceeds of borrowings	—	6,000
Repayment of borrowings	(2,298)	(4,025)
Cash dividends paid	(109)	(103)
Net cash provided by (used in) financing activities	14,441	(22,472)

Net increase (decrease) in cash and cash equivalents	(3,671)	4,903
Cash and cash equivalents at beginning of period	11,561	15,916

Cash and cash equivalents at end of period	$7,890	$20,819
Supplemental Disclosures
Transfer of loans held for sale to loan portfolio	$—	5,457
Transfer of loans to other real estate owned	$321	787

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

June 30, 2005

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

Results for the three and six months ended June 30, 2005 may not be indicative of the annual performance of the Corporation or the subsidiary banks, Illini Bank and Farmers State Bank of Camp Point (“the subsidiary banks”).  Management of the Corporation has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements (unaudited) in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

(2)                                  Earnings / (Loss) per Common Share

Earnings per share represents income available to common shareholders divided by the weighted average number of shares outstanding during the period.  The Corporation has no common equivalent shares that could cause dilution.  The following information was used in the computation of basic and diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Net Income (loss)	$483	$(393)	$762	$(1,291)

Weighted average common shares outstanding	541,029	414,529	508,181	413,535

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

(4)                      Allowance For Loan Losses

In originating loans, the Corporation recognizes that loan losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan.  The allowance for loan losses represents the Corporation’s estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio.  In making this determination, the Corporation analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.  The Corporation makes an ongoing evaluation as to the adequacy of the allowance for loan losses.  Transactions in the allowance for loan losses for the six months ended June 30, 2005 and 2004 are summarized below:

	Six months ended June 30,
	2005	2004
	(dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$2,412	$2,359

Charge-offs	(208)	(1,149)
Recoveries	42	35
Net charge-offs	(166)	(1,114)

Provision charged to operations	—	1,390
Balance at end of period	$2,246	$2,635
Average loans outstanding	$150,657	$183,469

(5)                      Regulatory Examination

The Corporation operates in a regulated industry and is subject to various regulatory constraints, including some which limit the amount of dividends that may be paid by a subsidiary bank or which require prior regulatory approval.  At June 30, 2005, Illini Bank had retained earnings of approximately $3,750,000 available to be paid to the Corporation and still be considered well capitalized and Farmers State Bank of Camp Point had retained earnings of approximately $710,000 available to be paid to the Corporation and still be considered well capitalized.

In May 2004, Illini Bank entered into a memorandum of understanding with the F.D.I.C. and the Illinois Department of Financial and Professional Regulation, Division of Banks and Real Estate, which includes prior regulatory approval for payment of dividends by Illini Bank.  This memorandum of understanding was terminated in April 2005, the result of a joint examination conducted by these two regulatory bodies in March 2005.  The examination results indicated an improvement in the overall condition of Illini Bank and further reflected that management had satisfactorily addressed all provisions of the memorandum of understanding.  In July 2004, Illini Corporation approved a resolution requested by the Federal Reserve Bank of Chicago that includes restrictions similar to the above memorandum of understanding.  Cost associated with compliance to this agreement will be minimal, primarily related to additional reporting requirements while the agreement is in effect.  Management believes that this agreement should have no material adverse effects on the operations or financial performance of the Corporation.

PART I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THREE AND SIX MONTHS ENDED JUNE 30, 2005

SELECTED FINANCIAL RESULTS

The following table shows selected financial results and measures for the three and six months ended June 30, 2005 compared with the same period in 2004.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004	Change	Change- %	2005	2004	Change	Change- %
	(dollars in thousands)
Net income	$483	$(393)	$876	222.9%	$762	$(1,291)	$2,053	159.0%
Average assets	252,802	245,395	7,407	3.0%	247,026	250,773	(3,747)	(1.5)%
Average equity	17,620	13,947	3,673	26.3%	16,775	14,270	2,505	17.6%
Return on assets	0.77%	(0.64)%	1.41%	220.3%	0.62%	(1.03)%	1.65%	160.2%
Return on equity	10.99%	(11.30)%	22.29%	197.0%	9.16%	(18.14)%	27.30%	150.1%
Efficiency ratio	74.57%	129.58%	(55.01)%	(42.5)%	78.40%	115.57%	(37.17)%	(32.2)%
Dividend payout ratio	11.20%	(26.37)%	37.57%	142.5%	13.34%	(8.01)%	21.35%	266.5%
Equity to assets ratio	6.97%	5.68%	1.29%	22.7%	6.79%	5.69%	1.10%	19.3%
Tier 1 leverage ratio	8.36%	6.06%	2.30%	38.0%
Total risk-based capital ratio	12.05%	11.80%	.25%	2.1%

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

The Corporation recorded net income of $483,000 for the three months ended June 30, 2005, up $876,000 from the net operating loss of $393,000 for the same period in 2004, and net income of $762,000 for the six months ended June 30, 2005, up $2,053,000 from the net operating loss of $1,291,000 for the same period in 2004.  The return on average equity for the three months ended June 30, 2005 was 10.99% as compared to a negative 11.3% for the same period in 2004.  The return on average equity for the six months ended June 30, 2005 was 9.16% as compared to a negative 18.14% for the same period in 2004.  Similarly, basic and diluted earnings (loss) per share for the three months ended June 30, 2005 were $0.89 per share versus $(0.95) for the same period in 2004, representing an increase of 193.7%.  Basic and diluted earnings (loss) per share for the six months ended June 30, 2005 were $1.50 per share versus $(3.12) for the same period in 2004, representing an increase of 148.1%.  The first six months of 2005 reflected more normalized earnings for the Corporation.  The operating loss in the first half of 2004 was primarily the result of four main activities: the large provision for loan losses; the reduction in the carrying values on two properties in other real estate owned; the loss on sales of mortgage loans; and an increase in salaries and employee benefits expense. These items are discussed in more detail in the Results of Operations section of this document.

FINANCIAL CONDITION

Average earning assets of the Corporation for the first six months of 2005 decreased by $5.5 million (2.4%) to $223.2 million, compared to $228.7 million for the same period in 2004.

Average loans decreased $29.8 million (16.8%) to $147.4 million for the three months ended June 30, 2005, compared to $177.2 million for the same period in 2004.  Declines in average balances were seen in all major categories of the loan portfolio, ranging from decreases of $7.6 million in commercial real estate loans, to $7.1 million in commercial loans, $6.2 million in agricultural loans, $6.0 million in residential real estate loans, $1.6 million in consumer and credit card loans, and $1.3 million in agricultural real estate loans.

Average loans decreased $32.8 million (17.9%) to $150.7 million for the six months ended June 30, 2005, compared to $183.5 million for the same period in 2004.  Residential real estate loans experienced a decline in average balances of $10.4 million from year ago averages, as Illini Bank sold $15.2 million in residential real estate loans that were classified as held for sale during the second quarter of 2004.  Declines in average balances were seen in the other major categories of the loan portfolio, ranging from a $9.9 million decrease in commercial loans, to $5.8 million in commercial real estate loans, $4.1 million in agricultural loans, $1.7 million in consumer and credit card loans, and $0.9 million in agricultural real estate loans.  These decreases are reflective of management’s efforts during the course of 2004 and continuing into 2005 to eliminate certain loan relationships and reduce concentrations of credit in the main categories of loans.

Average balances of the securities portfolio increased by $43.0 million for the three months and $29.2 million for the six months ended June 30, 2005, as compared to the same periods in 2004.  Illini Bank purchased short-term U.S. Treasury Notes and U.S. Agencies primarily from the proceeds from loan payoffs, and a successful certificate of deposit promotion offered during the first quarter of 2005.

The impact of management’s decision in the latter part of 2003 to reduce its exposure to out of the area certificates of deposit as a funding source for loan and investment activity continued to be seen in the Corporation’s deposit portfolio.  Average balances for time deposits less than $100,000 decreased $8.2 million, and time deposits $100,000 and over decreased $0.5 million, respectively, during the first six months of 2005, compared to the same period in 2004.  These declines were partially offset by the overall reductions in the loan portfolios.  The net effect of these actions was an increase in the Corporation’s funding costs of 2 basis points, to 2.45% for the first six months of 2005, as compared to 2.43% for the same period in 2004.  The increase in funding costs, combined with a shift in the composition of earning assets from loans to securities and the lower yield associated with the securities portfolio, resulted in a compression of the Corporation’s net interest margin of 20 basis points, from 4.00% as of June 30, 2004, to 3.80% as of June 30, 2005.

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

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Three months ended June 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$2,523	$19	2.95%	$10,527	$24	0.90%
Investment securities (3)
Taxable	69,472	624	3.59	24,682	226	3.67
Tax-exempt (1)	11,840	238	8.04	13,607	260	7.65
Total securities	81,312	862	4.24	38,289	486	5.08
Loans
Commercial (1)	26,448	493	7.48	33,558	518	6.19
Agriculture	6,067	110	7.29	12,300	145	4.74
Real estate
Commercial	83,501	1,406	6.75	91,122	1,651	7.27
Agriculture	4,598	78	6.77	5,854	104	7.12
Residential	23,095	376	6.54	29,139	439	6.04
Consumer, net	3,415	70	8.21	4,595	96	8.40
Credit card	276	7	9.95	664	29	17.27
Total loans	147,400	2,540	6.91	177,232	2,982	6.75
Allowance for loan losses	(2,230)			(2,664)
Net loans (1) (2)	145,170	2,540	7.02	174,568	2,982	6.85
Total interest-earning assets	229,005	3,421	5.99	223,384	3,492	6.27
Other assets	23,797			22,011
Total assets	$252,802			$245,395
LIABILITIES
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$55,850	$200	1.43%	$55,981	$112	0.80%
Savings	23,250	48	0.82	22,623	34	0.60
Time deposits less than $100,000	78,348	529	2.71	78,941	556	2.83
Time deposits $100,000 and over	16,273	123	3.04	14,828	111	3.00
Total interest-bearing deposits	173,721	900	2.08	172,373	813	1.89
Short-term borrowings	1,946	14	2.96	552	3	2.48
Long-term borrowings	11,000	67	2.44	13,322	96	2.90
Subordinated debentures (4)	9,000	229	10.21	9,000	229	10.21
Total interest-bearing liabilities	195,667	1,210	2.48	195,247	1,141	2.34
Other liabilities	39,515			36,201
Shareholders’ equity	17,620			13,947
Total liabilities and shareholders’ equity	$252,802			$245,395
Net interest margin		$2,211	3.87%		$2,351	4.22%

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

(2)                      Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $151,000 in 2005 and $84,000 in 2004.

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

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Six months ended June 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$4,691	$60	2.58%	$6,764	$30	0.88%
Investment securities (3)
Taxable	57,342	1,024	3.57	27,258	516	3.78
Tax-exempt (1)	12,807	508	7.93	13,648	522	7.66
Total securities	70,149	1,532	4.37	40,906	1,038	5.08
Loans
Commercial (1)	25,458	892	7.06	35,339	1,061	6.02
Agriculture	8,682	276	6.40	12,815	314	4.91
Real estate
Commercial	84,682	2,769	6.60	90,525	3,065	6.79
Agriculture	4,887	118	4.87	5,748	209	7.29
Residential	22,950	702	6.16	33,380	993	5.97
Consumer, net	3,537	139	7.95	4,987	209	8.40
Credit card	461	27	11.86	675	58	17.20
Total loans	150,657	4,923	6.59	183,469	5,909	6.46
Allowance for loan losses	(2,314)			(2,453)
Net loans (1) (2)	148,343	4,923	6.69	181,016	5,909	6.55
Total interest-earning assets	223,183	6,515	5.89	228,686	6,977	6.12
Other assets	23,843			22,087
Total assets	$247,026			$250,773
LIABILITIES
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$55,519	$375	1.36%	$56,146	$220	0.78%
Savings	22,897	93	0.82	22,207	67	0.60
Time deposits less than $100,000	74,756	984	2.65	82,929	1,217	2.94
Time deposits $100,000 and over	14,848	211	2.87	15,382	237	3.09
Total interest-bearing deposits	168,020	1,663	2.00	176,664	1,741	1.98
Short-term borrowings	1,437	20	2.84	1,404	12	1.77
Long-term borrowings	11,382	154	2.72	12,669	195	3.09
Subordinated debentures (4)	9,000	473	10.60	9,000	473	10.55
Total interest-bearing liabilities	189,839	2,310	2.45	199,737	2,421	2.43
Other liabilities	40,412			36,766
Shareholders’ equity	16,775			14,270
Total liabilities and shareholders’ equity	$247,026			$250,773
Net interest margin		$4,205	3.80%		$4,556	4.00%

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

(2)                      Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $271,000 in 2005 and $193,000 in 2004.

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

Net interest income on a tax equivalent basis for the first half of 2005 was $4.2 million, down $351,000 (7.7%) from the $4.6 million reported for the same period in 2004.  This decrease resulted from changes in the volume of assets and liabilities, as well as changes in interest rates.

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

Nonperforming loans were $3,206,000 at June 30, 2005, up $495,000 from December 31, 2004 and $42,000 from June 30, 2004.  The increase from year-end 2004 was the result of three loans identified on Illini Bank’s watch list as of December 31, 2004 being moved to nonaccrual status during the first quarter of 2005.  These three loans had been previously reviewed by management and any loss exposure determined as of December 31, 2004.

Consequently, based on management’s analysis, no provision for loan losses was deemed necessary during the first six months of 2005, as compared to a provision of $1,390,000 made in the first half of 2004.  The 2004 provision was made as a result of the analysis, which took into account the fact that there were charge-offs of $909,000 in impaired loans and an increase in impaired loans and classified assets.

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

Noninterest Income

Non-interest income for the six months ended June 30, 2005 totaled $1,117,000, up $223,000 (24.9%) from the $894,000 reported for the same period in 2004.  Modest gains of $28,000 on the sales/transfers of mortgage loans during the six months ended June 30, 2005 compares favorably to net losses of $212,000 during the first half of 2004.  The subsidiary banks sold securities during the second quarter of 2005, realizing net gains of $63,000, compared to $27,000 in gains realized during the first half of 2004.  Also during the second quarter of

2005, Illini Bank sold its credit card portfolio, realizing a pre-tax gain on the sale of $69,000.  This gain is reported in the Other category on the income statement.  These increases were partially offset by a reduction of $59,000 in mortgage loan servicing fees, and a decline of $48,000 in service charges on deposit accounts.

Noninterest Expense

Non-interest expense for the six months ended June 30, 2005 totaled $4,173,000, down $2,040,000 (32.8%) from the comparable period in 2004.  This decrease was focused in two primary areas, loan foreclosure and other real estate owned expense (down $1,324,000), and salaries and employee benefits (down $660,000).

During the first half of 2004, Illini Bank reduced the carrying value of three pieces of other real estate owned by a total of $1,003,000, based upon the values of signed contracts on these properties.  A total of $171,000 was expensed to complete one piece of other real estate owned to make it suitable for leasing.  The remaining expenses are related to the maintenance of several other real estate owned properties.  Expenses incurred during the first half of 2005 represent normal costs associated with loan collections and normal loan related expenses.

The reduction in salaries and benefits reflects the continuing positive effects of the corporate restructuring that occurred during the course of 2004.

CREDIT QUALITY

Allowance for Loan Losses

When the subsidiary banks (Banks) originate loans, they recognize that credit losses will be experienced, and that all these loans carry varying degrees of risk, such as:  economic conditions; the creditworthiness of the borrower; the type of loan being made; and, with loans secured by collateral, the quality of the collateral securing the loan.  The allowance for loan losses represents the Banks’ estimate of the level of allowance necessary to provide for probable incurred losses in the loan portfolio.  The Banks analyze the collectibility of the loans in their respective portfolios, using information provided by internal loan staff, the loan review function, and information provided by examinations performed by regulatory agencies.  The Banks perform an ongoing evaluation as to the adequacy of the allowance for loan losses.

The allowance for loan losses is based on estimates, and ultimate losses will vary from current estimates.  These estimates are reviewed on a monthly basis, and as adjustments, either positive or negative, are deemed necessary, a corresponding increase or decrease is made in the provision for loan losses.

At June 30, 2005, the allowance for loan losses was $2.2 million, or 1.51% of total loans.  This compares to the $2.4 million (1.52%) and $2.6 million (1.57%) reported at December 31, 2004 and June 30, 2004, respectively.  The change from December 31, 2004, represents the partial charge-off of one nonaccrual loan during the first quarter of 2005 in the amount of $174,000.  Collateral securing the balance of this loan appears adequate at the present time to protect Illini Bank’s interests.  This charge-off was partially offset by recoveries of $42,000 on previously charged-off loans.

Illini Corporation’s primary business of making commercial, real estate, and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers, which are beyond the control of the Corporation.  Accordingly, a significant factor in the Corporation’s past and future operating results is the level of the provision for loan losses.

Credit Quality	June 30, 2005	December 31, 2004	June 30, 2004
	(dollars in thousands)
Nonperforming assets:
Accruing loans past due 90 days	$—	$19	$10
Nonaccrual	3,206	2,711	3,164
Renegotiated	—	—	—
Other real estate owned	1,233	994	3,324
Total nonperforming assets	$4,439	$3,724	$6,498
Key ratios:
Nonperforming loans to loans	2.14%	1.72%	1.89%
90 days delinquent to ending loans	0.00	0.01	0.01
Allowance to total loans	1.51	1.52	1.57
Allowance to nonperforming loans	70.06	88.34	83.02

Nonperforming Assets

Nonperforming and renegotiated loans at June 30, 2005 totaled $3.2 million, up $0.5 million (or 18.5%) from December 31, 2004, and up $42,000 (1.4%) from June 30, 2004.  Nonaccrual loans comprised all of the nonperforming loans at June 30, 2005, and the majority of the nonperforming loans for the other two reporting periods.  The classification of a loan as nonaccrual does not necessarily indicate that the principal is uncollectible, in whole or in part.  The Banks make a determination as to the collectibility on a case-by-case basis.  The Banks consider the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans.  The final determination as to the steps taken is made based upon the specific facts of each situation.  Alternatives that are typically considered to collect nonaccrual loans are foreclosure, collection under guarantees, loan restructuring, or judicial collection actions.

Other real estate owned increased by $239,000, to $1.2 million, from the $1.0 million reported as of December 31, 2004.  This increase represents the following activity during the first six months of 2005:  the addition during the first quarter of 2005 of multiple properties totaling $278,000 associated with one creditor; the addition during the second quarter of one property, totaling $42,000; the sale of two properties, with carrying values totaling $47,000; and payments totaling $34,000 received on properties.

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

Other Potential Problem Loans

The Corporation has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans, these loans totaled $3,461,000 that management has classified as impaired at June 30, 2005, down $2,649,000 from $6,110,000 reported at December 31, 2004.  Management currently considers these loans to be impaired due to declining financial performance. These classifications are a direct result of improved reporting systems (credit quality and production).  The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

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

The table below shows the various measures of regulatory capital and related quarterly ratios.

	Regulatory requirements to be:		Actual Regulatory Capital Ratios
	Adequately Capitalized	Well- Capitalized	June 30, 2005	December 31, 2004
Total risk-based capital as % of risk-weighted assets	8.0%	10.0%	15.2%	12.4%
Tier 1 capital as % of risk-weighted assets	4.0%	6.0%	12.1%	8.4%
Tier 1 capital as % quarterly average assets	4.0%	5.0%	8.4%	6.2%

Risk-based capital guidelines require the classification of assets and some off-balance sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals.  Management believes, and data in the above table show that, as of June 30, 2005 and December 31, 2004, the Corporation met all capital adequacy requirements to which it is subject.  As of those dates, the Corporation’s subsidiary banks were “well capitalized” under regulatory prompt corrective action provisions.

The capital of the Corporation was supplemented in February 2005 by the proceeds from the sale of 126,500 shares of common stock of the Corporation to a limited number of accredited investors.  Gross proceeds of $4,174,500 from the sale were used as follows:  $2.3 million to retire the Marine Bank loan; $1.0 million sent to Illini Bank as a capital infusion; and the balance retained for general corporate purposes.

Earnings retention is affected by the Board of Directors’ declaration of cash dividends.  The dividend payout ratio is an indicator of the level of earnings retained.  The Board of Directors of the Corporation considers the capital strength of the Corporation and the Banks in determining the appropriate level of cash dividends to be paid to shareholders.  The dividend payout ratio for the three and six months ended June 30, 2005 was 11.20% and 13.34% as compared to (26.37)% and (8.01)% for the three and six months ended June 30, 2004.

As discussed in the Corporation’s 2004 Form 10-KSB, the Corporation has $9 million of trust preferred securities outstanding.  Twenty Five (25) percent of the Tier 1 capital ratio can be comprised of the trust preferred issue.  As of June 30, 2005, the portion eligible for inclusion in the Tier 1 computation amounted to approximately $5.8 million.

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

Illini Corporation uses a comprehensive analysis of its asset/liability function, including a review of its funds management policy and its principal measure of liquidity.  The Corporation utilizes a liquidity measurement, called “Basic Surplus,” which redefines liquid assets as the total available assets held by the Corporation which can be converted to cash in thirty days or less, reduced by short term liabilities, plus available borrowings.  As of June 30, 2005, Illini Corporation’s basic surplus was $55.9 million, or 22.6% of total average assets.

Management believes the formula provides an accurate measurement of liquidity and provides management with a comprehensible and consistent tool to develop pricing and profitability strategies.  Based on Illini’s measurement and as compared to peer banks, management believes the liquidity position of the subsidiary banks is strong.

PART I - Item 3.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2005. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors during the first six months of 2005 that could significantly affect internal controls.  Management has concluded the disclosure controls and procedures are adequate in all material respects for SEC reporting purposes.

PART II.  OTHER INFORMATION

Item 1 Legal Proceedings

Various legal claims have arisen against the Corporation in the normal course of business, which, in the opinion of management, will not result in any material liability, to the Corporation other than what is disclosed below.  Two (2) cases remain pending at June 30, 2005.

The first case was filed in 1998 by a shareholder of the Corporation against Illinois Stock Transfer Company, as Rights Agent for the Corporation under the Corporation’s Shareholder Rights Agreement (“Rights Agreement”), for specific performance of the Rights Agreement, on behalf of the plaintiff individually and on behalf of a class of shareholders.  The complaint alleged that the Rights Agreement was triggered in April of 1998, and that the Rights Agent had a duty under the Rights Agreement to distribute Rights Certificates to the Corporation’s shareholders.  The Corporation was named as a defendant in 1999 and the class was certified.  Plaintiff was seeking to recover attorney’s fees from the Corporation in addition to other relief.  In January of 2000, the trial court entered summary judgment in favor of the Corporation and the Rights Agent.  Plaintiff appealed this ruling to the Illinois Appellate Court.  The Appellate Court reversed the order granting summary judgment for defendants and remanded the case for trial on the issue of whether the Corporation’s Board of Directors acted in good faith in determining that a shareholder’s acceptance of a gift of the Corporation’s Stock did not trigger the Rights Agreement, and in the Corporation’s later amendment of the Rights Agreement.  The Appellate Court further ruled that plaintiff’s attorney’s fees were recoverable under the Rights Agreement.  After a series of unsuccessful motions filed by the Plaintiff’s counsel, the Corporation filed a motion to remove the Plaintiff’s attorney.  The court removed the attorney for the Plaintiff class and appointed new counsel to represent the class.  The removed counsel filed a motion for reconsideration, which was denied.  The new counsel filed a motion for direction to remove the class representative, which was granted on January 15, 2003.  On March 7, 2003 the trial court appointed a successor class representative. The Corporation has negotiated a settlement of the suit with the new class representative and class counsel.  The terms of that settlement have been agreed upon and approved by the court following a fairness hearing.  That agreement provides for a complete resolution of the shareholder claims and a portion of the claims for attorney fees for the class representative.  As of June 30, 2005 and December 31, 2004 the Corporation has an accrual of $200,000 for this settlement and believes it will have no further adverse impact on the Corporation. This accrual is included in other liabilities in the Consolidated Balance Sheet.

The removed attorney, representing the removed class representative, appealed various rulings of the trial court, including the order approving the settlement as fair to the class.  That appeal was argued before the Appellate Court of Illinois, Fourth District on April 13, 2005, and the Appellate Court subsequently affirmed the settlement as fair to the class and also affirmed the trial court’s disqualification of the removed attorney.  The removed attorney has indicated that he intends to seek review of the Appellate Court’s decision with the Illinois Supreme Court.  Whether or not the Illinois Supreme Court grants review is a matter for that Court’s discretion.

The removed attorney is also petitioning the trial court for fees.  The court will also be asked to deny the fee request filed by the attorney for the original class representative.  The court has scheduled the fee petition for hearing on November 8, 2005 at 9:30 a.m.

The second case was filed in April 2003.  The Corporation, its directors, and one of its officers were named as defendants in a shareholder’s derivative complaint filed in the Circuit Court of Sangamon County, Illinois.  Plaintiffs seek to rescind the Stock Purchase Agreement entered into by the Corporation in 2001 to purchase approximately 30% of its common shares from a minority shareholder group as well as recover from the individual defendants damages allegedly accruing to the Corporation as a result of certain actions related to defending the class action suit, avoiding a triggering of the Rights Agreement and entering into the Stock Purchase Agreement.  Management believes that the Stock Purchase Agreement was a routine business transaction beneficial to the Corporation’s shareholders and was entered into after appropriate due diligence and consultation with the Corporation’s outside financial advisors and that none of the directors or officers have breached their fiduciary duties to the Corporation.  The Corporation completed its independent directors’ review of the claims asserted in the derivative suit.  The independent directors concluded that there was no merit to those claims, that they should not be pursued and that the derivative action should be dismissed.  The Corporation filed a motion to realign the parties, asserting that the Corporation should be substituted as the party plaintiff, and permitted to dismiss the action.  That motion was heard on April 22, 2005, and the Corporation is awaiting the decision.  Management is contesting the claim vigorously.  The Plaintiffs have not quantified the amount of damages they seek to recover on behalf of the Corporation if the court permits them to pursue the derivative claims.  Plaintiffs also seek to recover their attorney’s fees from the Corporation pursuant to the attorney’s fee provision of the Rights Agreement.  Management will contest vigorously any effort by Plaintiffs to recover attorney’s fees from the Corporation.

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

Illini Corporation
(Registrant)

By:	/s/Gaylon E. Martin	August 11, 2005
Gaylon E. Martin		Date signed
President

By:	/s/Dennis B. Guthrie	August 11, 2005
Dennis B. Guthrie		Date signed
Chief Financial Officer