Form 10QSB
period 2005-09-30
ILLINI CORP
filed 2005-11-10
CIK 730037

U.S. Securities and Exchange Commission

Washington, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2005

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

Yes  ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No ☒

As of November 8, 2005, there were 541,029 shares of common stock, $0.01 par value outstanding.

Transitional Small Business Disclosure Format:	Yes ☐ No ☒

ILLINI CORPORATION

INDEX TO FORM 10-QSB

September 30, 2005

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2005 and December 31, 2004

(Unaudited)

	September 30, 2005	December 31, 2004
	(dollars in thousands)
ASSETS
Cash and due from banks	$5,872	$8,136
Interest-bearing deposits in other banks	79	66
Federal funds sold	677	3,359
Cash and cash equivalents	6,628	11,561
Investment securities available for sale, at fair value	81,346	56,161
Loans, net of allowance for loan losses of $2,065 and $2,412	142,296	156,160
Federal Home Loan Bank stock	897	863
Premises and equipment	5,897	5,903
Accrued interest receivable	1,821	1,649
Other real estate owned	1,106	994
Goodwill	1,856	1,856
Other assets	5,987	2,369
Total Assets	$247,834	$237,516
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$34,034	$37,569
Interest-bearing deposits:
NOW and money market accounts	53,075	57,797
Savings deposits	21,432	21,902
Time deposits, $100,000 and over	23,317	13,209
Other time deposits	76,593	68,242
Total Deposits	208,451	198,719
Federal funds purchased and securities sold under agreements to repurchase	1,285	1,392
Borrowings	9,000	13,298
Subordinated debentures	9,000	9,000
Accrued interest payable	709	813
Other liabilities	1,356	869
Total Liabilities	229,801	224,091

Shareholders’ equity
Preferred stock, $0.01 par value, authorized and unissued 10,000,000 shares	—	—
Common stock, $0.01 par value, authorized 45,000,000 shares;698,289 shares issued at September 30, 2005 and 571,789 shares at December 31, 2004	7	6
Capital surplus	13,059	9,038
Retained earnings	11,649	10,615
Accumulated other comprehensive income	395	843
Less: Treasury shares, at cost, 157,260 shares	(7,077)	(7,077)
Total Shareholders’ Equity	18,033	13,425
Total Liabilities and Shareholders’ Equity	$247,834	$237,516

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME / (LOSS)

Three Months and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Interest income:
Loans, including fees	$2,544	$2,613	$7,447	$8,511
Investment securities:
Taxable	647	256	1,671	772
Exempt from federal income taxes	161	195	512	555
Federal funds sold and interest-bearing deposits	21	35	81	65
Total interest income	3,373	3,099	9,711	9,903
Interest expense:
Deposits:
NOW and money market accounts	220	131	595	351
Savings deposits	45	33	138	100
Time deposits, $100,000 and over	182	97	393	334
Other time deposits	557	502	1,541	1,719
Federal funds purchased and securities sold under agreements to repurchase	15	4	35	16
Borrowings	64	100	218	295
Subordinated debentures	244	244	717	717
Total interest expense	1,327	1,111	3,637	3,532
Net interest income	2,046	1,988	6,074	6,371
Provision for loan losses	—	212	—	1,602
Net interest income after provision for loan losses	2,046	1,776	6,074	4,769
Noninterest income:
Service charges on deposit accounts	388	422	1,107	1,189
Other fee income	48	72	188	227
Mortgage loan servicing fees	26	24	57	114
Gains (losses) on sales/transfers of mortgage loans	36	17	64	(195)
Investment securities gains	—	—	63	27
Gains (losses) on sale of other real estate owned	4	(29)	(7)	(64)
Other	140	45	287	147
Total noninterest income	642	551	1,759	1,445
Noninterest expense:
Salaries and employee benefits	1,045	1,263	3,069	3,947
Net occupancy expense	192	182	549	550
Equipment expense	47	55	130	154
Data processing fees	180	152	517	532
Supplies expense	44	54	124	122
Communication and transportation expense	109	125	367	375
Marketing and advertising expense	69	82	189	211
Correspondent bank fees	66	72	193	170
Loan foreclosure and other real estate owned expense	56	338	172	1,778
Professional fees	132	157	445	459
Regulatory fees	31	36	111	82
Other	165	44	443	393
Total noninterest expense	2,136	2,560	6,309	8,773
Income (loss) before income tax expense (benefit)	552	(233)	1,524	(2,559)
Income tax expense (benefit)	118	(169)	328	(1,204)
Net income (loss)	$434	$(64)	$1,196	$(1,355)
Basic and diluted earnings (loss) per share	$0.80	$(0.15)	$2.30	$(3.27)

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(dollars in thousands)
Common Stock
Beginning of year balance	$6	$6
Issuance of shares from private placement	1	—
End of period balance	7	6

Capital Surplus
Beginning of year balance	9,038	9,070
Sale of treasury stock	—	(32)
Issuance of shares from private placement	4,021	—
End of period balance	13,059	9,038

Retained Earnings
Beginning of year balance	10,615	12,068
Net income (loss)	1,196	(1,355)
Dividends on common stock	(162)	(144)
End of period balance	11,649	10,569

Treasury Stock
Beginning of year balance	(7,077)	(7,204)
Sale of treasury stock	—	127
End of period balance	(7,077)	(7,077)

Accumulated Other Comprehensive Income
Beginning of year balance	843	1,101
Unrealized loss on securities, net of tax	(448)	(76)
End of period balance	395	1,025

Total Shareholders’ Equity	$18,033	$13,561

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)

Three Months and Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)		(dollars in thousands)
Net Income (loss)	$434	$(64)	$1,196	$(1,355)
Other comprehensive income, unrealized gains (losses) on securities, net of reclassification adjustment, net of tax	(306)	550	(448)	(76)
Comprehensive income (loss)	$128	$486	$748	$(1,431)

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
	(dollars in thousands)
Cash flows from operating activities:
Net income (loss)	$1,196	$(1,355)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	428	533
Provision for loan losses	—	1,602
Investment security amortization, net	55	55
Gains on sales of investment securities, net	(63)	(27)
Federal Home Loan Bank stock dividend	(34)	(37)
(Gains) losses on sales of premises and equipment	(2)	1
(Gains) losses on sales of mortgage loans, net	(64)	195
Valuation allowance established or direct write-down for other real estate owned	—	1,203
Losses on sales of other real estate owned	7	64
(Increase) decrease in accrued interest receivable	(172)	163
Decrease in accrued interest payable	(104)	(490)
Origination of secondary market mortgage loans	(5,955)	(3,993)
Proceeds from the sales of secondary market mortgage loans	6,019	13,628
Other, net	(2,876)	(1,184)
Net cash provided by (used in) operating activities	(1,565)	10,358
Cash flows from investing activities:
Proceeds from sales of investment securities available for sale	2,602	1,545
Proceeds from maturities and paydowns of investment securities available for sale	7,794	14,246
Purchases of investment securities available for sale	(36,276)	(17,649)
Net decrease in loans	13,543	13,806
Purchases of premises and equipment	(422)	(418)
Proceeds from sale of premises and equipment	2	21
Proceeds from sales of other real estate owned	202	592
Net cash provided by (used in) investing activities	(12,555)	12,143
Cash flows from financing activities:
Net decrease in noninterest-bearing deposit accounts	(3,535)	(322)
Net increase (decrease) in NOW, money market accounts and savings deposits	(5,192)	773
Net increase (decrease) in time deposits, $100,000 and over	10,108	(4,482)
Net increase (decrease) in other time deposits	8,351	(19,484)
Net increase (decrease) in securities sold under agreements to repurchase	(107)	160
Proceeds from sale of treasury shares	—	95
Proceeds from issuance of shares from private placement, net of expenses	4,022	—
Proceeds of borrowings	—	6,000
Repayment of borrowings	(4,298)	(4,038)
Cash dividends paid	(162)	(144)
Net cash provided by (used in) financing activities	9,187	(21,442)

Net increase (decrease) in cash and cash equivalents	(4,933)	1,059
Cash and cash equivalents at beginning of period	11,561	15,916

Cash and cash equivalents at end of period	$6,628	$16,975
Supplemental Disclosures
Transfer of loans held for sale to loan portfolio	$—	5,457
Transfer of loans to other real estate owned	$321	819

See accompanying notes to unaudited consolidated financial statements.

ILLINI CORPORATION AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

September 30, 2005

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

Results for the three and nine months ended September 30, 2005 may not be indicative of the annual performance of the Corporation or the subsidiary banks, Illini Bank and Farmers State Bank of Camp Point (“the subsidiary banks”).  Management of the Corporation has made estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements (unaudited) in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

(2)                                  Earnings / (Loss) per Common Share

Earnings per share represents income available to common shareholders divided by the weighted average number of shares outstanding during the period.  The Corporation has no common equivalent shares that could cause dilution.  The following information was used in the computation of basic and diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
Net Income (loss)	$434	$(64)	$1,196	$(1,355)

Weighted average common shares outstanding	541,029	414,529	519,251	413,868

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

(4)                                  Allowance For Loan Losses

In originating loans, the Corporation recognizes that loan losses will be experienced and the risk of loss will vary with, among other things, current economic conditions; the type of loan being made; the creditworthiness of the borrower over the term of the loan; and in the case of a collateralized loan, the quality of the collateral for such loan.  The allowance for loan losses represents the Corporation’s estimate of the allowance necessary to provide for probable incurred losses in the loan portfolio.  In making this determination, the Corporation analyzes the ultimate collectibility of the loans in its portfolio, incorporating feedback provided by internal loan staff, the independent loan review function and information provided by examinations performed by regulatory agencies.  The Corporation makes an ongoing evaluation as to the adequacy of the allowance for loan losses.  Transactions in the allowance for loan losses for the nine months ended September 30, 2005 and 2004 are summarized below:

	Nine months ended September 30,
	2005	2004
	(dollars in thousands)
Allowance for Loan Losses:
Balance at beginning of period	$2,412	$2,359

Charge-offs	(613)	(1,353)
Recoveries	266	129
Net charge-offs	(347)	(1,224)

Provision charged to operations	—	1,602
Balance at end of period	$2,065	$2,737
Average loans outstanding	$149,548	$177,870

(5)                                  Regulatory Matters

The Corporation operates in a regulated industry and is subject to various regulatory constraints, including some which limit the amount of dividends that may be paid by a subsidiary bank or which require prior regulatory approval.  At September 30, 2005, Illini Bank had retained earnings of approximately $4,024,000 available to be paid to the Corporation and still be considered well capitalized and Farmers State Bank of Camp Point had retained earnings of approximately $726,000 available to be paid to the Corporation and still be considered well capitalized.

In July 2004, Illini Corporation approved a resolution requested by the Federal Reserve Bank of Chicago (FRB-Chicago) that includes prior regulatory approval for payment of dividends to shareholders.  The results of a subsequent review conducted by the FRB-Chicago in June 2005 indicated an improvement in the overall condition of the Corporation.  The resolution was rescinded at the September 2005 meeting of the Corporation’s Board of Directors.

PART I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

SELECTED FINANCIAL RESULTS

The following table shows selected financial results and measures for the three and nine months ended September 30, 2005 compared with the same period in 2004.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004	Change	Change- %	2005	2004	Change	Change- %
	(dollars in thousands)
Net income	$434	$(64)	$498	778.1%	$1,196	$(1,355)	$2,551	188.3%
Average assets	251,461	240,448	11,013	4.6%	248,551	247,435	1,116	0.5%
Average equity	17,878	13,392	4,486	33.5%	17,155	13,967	3,188	22.8%
Return on assets	0.68%	(0.11)%	0.79%	718.2%	0.64%	(0.73)%	1.37%	187.7%
Return on equity	9.63%	(1.90)%	11.53%	606.8%	9.32%	(12.92)%	22.24%	172.1%
Efficiency ratio	77.06%	97.26%	(20.20)%	(20.8)%	77.94%	108.56%	(30.62)%	(28.2)%
Dividend payout ratio	12.47%	(64.77)%	77.24%	119.3%	13.02%	(10.69)%	23.71%	221.8%
Equity to assets ratio	7.11%	5.57%	1.54%	27.6%	6.90%	5.64%	1.26%	22.3%
Tier 1 leverage ratio	8.61%	6.14%	2.47%	40.2%
Total risk-based capital ratio	15.68%	12.03%	3.65%	30.3%

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

The Corporation recorded net income of $434,000 for the three months ended September 30, 2005, up $498,000 from the net operating loss of $64,000 for the same period in 2004, and net income of $1,196,000 for the nine months ended September 30, 2005, up $2,551,000 from the net operating loss of $1,355,000 for the same period in 2004.  The return on average equity for the three months ended September 30, 2005 was 9.63% as compared to a negative 1.9% for the same period in 2004.  The return on average equity for the nine months ended September 30, 2005 was 9.32% as compared to a negative 12.92% for the same period in 2004.  Similarly, basic and diluted earnings (loss) per share for the three months ended September 30, 2005 were $0.80 per share versus $(0.15) for the same period in 2004, representing an increase of 633.3%.  Basic and diluted earnings (loss) per share for the nine months ended September 30, 2005 were $2.30 per share versus $(3.27) for the same period in 2004, representing an increase of 170.3%.  The first nine months of 2005 reflected more normalized earnings for the Corporation.  The operating loss in the first nine months of 2004 was primarily the result of four main activities: the large provision for loan losses; the reduction in the carrying values on three properties in other real estate owned; the loss on sales of mortgage loans; and an increase in salaries and employee benefits expense. These items are discussed in more detail in the Results of Operations section of this document.

FINANCIAL CONDITION

Average earning assets of the Corporation for the first nine months of 2005 decreased by $0.3 million (0.1%) to $225.0 million, compared to $225.3 million for the same period in 2004.

Average loans decreased $19.5 million (11.7%) to $147.3 million for the three months ended September 30, 2005, compared to $166.8 million for the same period in 2004.  Declines in average balances were seen in all major categories of the loan portfolio, ranging from decreases of $5.7 million in agricultural loans, $5.4 million in commercial real estate loans, to $3.7 million in commercial loans, $2.4 million in residential real estate loans, $1.4 million in consumer and credit card loans, and $0.8 million in agricultural real estate loans.

Average loans decreased $28.4 million (16.0%) to $149.5 million for the nine months ended September 30, 2005, compared to $177.9 million for the same period in 2004.  Residential real estate loans experienced a decline in average balances of $7.7 million from year ago averages, as Illini Bank sold $15.2 million in residential real estate loans that were classified as held for sale during the second quarter of 2004.  Declines in average balances were seen in the other major categories of the loan portfolio, ranging from a $7.8 million decrease in commercial loans, to $5.7 million in commercial real estate loans, $4.7 million in agricultural loans, $1.6 million in consumer and credit card loans, and $0.8 million in agricultural real estate loans.  These decreases are reflective of management’s efforts during the course of 2004 and continuing into 2005 to eliminate certain loan relationships and reduce concentrations of credit in the main categories of loans.

Average balances of the securities portfolio increased by $38.1 million for the three months and $32.2 million for the nine months ended September 30, 2005, as compared to the same periods in 2004.  Illini Bank purchased short-term U.S. Treasury Notes and U.S. Agencies primarily from the proceeds from loan payoffs, and a successful certificate of deposit promotion offered during the first quarter of 2005.

The impact of management’s decision in the latter part of 2003 to reduce its exposure to out of the area certificates of deposit as a funding source for loan and investment activity continued to be seen in the Corporation’s deposit portfolio.  Average balances for time deposits less than $100,000 decreased $4.2 million. Average balances for time deposits $100,000 and over increased by $8.4 million, and $2.5 million for the three month and nine month periods of 2005, respectively, as compared to the same periods in 2004.  These increases reflected the Corporation’s ability to acquire deposits from public entities in the markets the Corporation serves, at rates below those being demanded for out of the area certificates of deposit.  The net effect of the shift in the composition of time deposits portfolios was an increase in the Corporation’s funding costs of 15 basis points, to 2.53% for the first nine months of 2005, as compared to 2.38% for the same period in 2004.  The increase in funding costs, combined with a shift in the composition of earning assets from loans to securities and the lower yield associated with the securities portfolio, resulted in a compression of the Corporation’s net interest margin of 16 basis points, from 3.92% as of September 30, 2004, to 3.76% as of September 30, 2005.

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

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Three months ended September 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$2,520	$21	3.35%	$11,654	$35	1.19%
Investment securities (3)
Taxable	69,329	647	3.73	28,282	256	3.63
Tax-exempt (1)	11,591	234	8.07	14,510	283	7.79
Total securities	80,920	881	4.36	42,792	539	5.04
Loans
Commercial (1)	25,261	478	7.50	28,971	436	5.97
Agriculture	6,717	121	7.17	12,389	161	5.15
Real estate
Commercial	84,355	1,441	6.78	89,785	1,410	6.23
Agriculture	4,727	81	6.80	5,512	93	6.71
Residential	22,767	364	6.34	25,194	401	6.31
Consumer, net	3,488	70	7.96	4,279	91	8.40
Credit card	—	—	—	640	26	16.05
Total loans	147,315	2,555	6.88	166,770	2,618	6.23
Allowance for loan losses	(2,321)			(2,640)
Net loans (1) (2)	144,994	2,555	6.99	164,130	2,618	6.33
Total interest-earning assets	228,434	3,457	6.00	218,576	3,192	5.79
Other assets	23,027			21,872
Total assets	$251,461			$240,448
LIABILITIES
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$54,370	$220	1.61%	$59,911	$131	0.87%
Savings	22,441	45	0.80	21,971	33	0.60
Time deposits less than $100,000	77,647	557	2.85	74,010	502	2.69
Time deposits $100,000 and over	22,051	182	3.28	13,694	97	2.81
Total interest-bearing deposits	176,509	1,004	2.26	169,586	763	1.79
Short-term borrowings	1,639	15	3.51	567	4	2.49
Long-term borrowings	10,456	64	2.44	13,308	100	2.97
Subordinated debentures (4)	9,000	244	10.74	9,000	244	10.74
Total interest-bearing liabilities	197,604	1,327	2.66	192,461	1,111	2.29
Other liabilities	35,979			34,595
Shareholders’ equity	17,878			13,392
Total liabilities and shareholders’ equity	$251,461			$240,448
Net interest margin		$2,130	3.70%		$2,081	3.78%

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

(2)        Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $84,000 in 2005 and $77,000 in 2004.

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

Consolidated Average Balances, Interest Income/Expense and Yield/Rates

	Nine months ended September 30,
	2005			2004
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(dollars in thousands)
ASSETS
Interest-earning assets:
Short-term investments	$3,960	$81	2.75%	$8,427	$65	1.02%
Investment securities (3)
Taxable	61,381	1,671	3.63	27,602	772	3.73
Tax-exempt (1)	12,398	742	7.98	13,938	805	7.70
Total securities	73,779	2,413	4.36	41,540	1,577	5.06
Loans
Commercial (1)	25,391	1,369	7.21	33,204	1,498	6.01
Agriculture	8,020	397	6.62	12,672	474	4.99
Real estate
Commercial	84,572	4,210	6.66	90,276	4,476	6.60
Agriculture	4,833	199	5.51	5,669	302	7.10
Residential	22,906	1,066	6.22	30,635	1,394	6.06
Consumer, net	3,521	210	7.96	4,750	299	8.40
Credit card	305	27	12.02	664	84	16.83
Total loans	149,548	7,478	6.69	177,870	8,527	6.39
Allowance for loan losses	(2,316)			(2,516)
Net loans (1) (2)	147,232	7,478	6.79	175,354	8,527	6.48
Total interest-earning assets	224,971	9,972	5.93	225,321	10,169	6.01
Other assets	23,580			22,114
Total assets	$248,551			$247,435
LIABILITIES
Interest-bearing liabilities:
Deposits:
Interest-bearing demand	$55,132	$595	1.44%	$57,410	$351	0.81%
Savings	22,743	138	0.81	22,128	100	0.60
Time deposits less than $100,000	75,730	1,541	2.72	79,934	1,719	2.86
Time deposits $100,000 and over	17,276	393	3.04	14,815	334	3.01
Total interest-bearing deposits	170,881	2,667	2.09	174,287	2,504	1.91
Short-term borrowings	1,505	35	3.07	1,123	16	1.89
Long-term borrowings	11,071	218	2.63	12,884	295	3.05
Subordinated debentures (4)	9,000	717	10.65	9,000	717	10.61
Total interest-bearing liabilities	192,457	3,637	2.53	197,294	3,532	2.38
Other liabilities	38,939			36,174
Shareholders’ equity	17,155			13,967
Total liabilities and shareholders’ equity	$248,551			$247,435
Net interest margin		$6,335	3.76%		$6,637	3.92%

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

(2)       Nonaccrual loans are included in the loan balances.  Interest income includes related fee income of $355,000 in 2005 and $270,000 in 2004.

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

Net interest income on a tax equivalent basis for the first nine months of 2005 was $6.3 million, down $302,000 (4.6%) from the $6.6 million reported for the same period in 2004.  This decrease resulted from changes in the volume of assets and liabilities, as well as changes in interest rates.

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

Nonperforming loans were $2,779,000 at September 30, 2005, up $68,000 from December 31, 2004 and down $177,000 from September 30, 2004.  The increase from year-end 2004 was the result of seven smaller credits, with an aggregate balance of $672,000 as of September 30, 2005, moving into non-performing status; the transfer of two credits to other real estate owned, totaling $328,000; the write-down of one credit by $179,000 during the third quarter of 2005; and payments received on non-performing assets of $97,000.

Consequently, based on management’s analysis, no provision for loan losses was deemed necessary during the first nine months of 2005, as compared to a provision of $1,602,000 made in the first nine months of 2004.  The 2004 provision was made as a result of the analysis, which took into account the fact that there were charge-offs of $909,000 in impaired loans and an increase in impaired loans and classified assets.

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

Noninterest Income

Non-interest income for the nine months ended September 30, 2005 totaled $1,759,000, up $314,000 (21.7%) from the $1,445,000 reported for the same period in 2004.  A gain of $64,000 on the sale/transfers of mortgage loans during 2005 compares to the loss of $195,000 reported for the nine-month period in 2004.  Other income increased by $140,000 (95.2%) to $287,000 during the first nine months in 2005, compared to $147,000 in 2004.  A pre-tax gain of $69,000 on the sale of Illini Bank’s credit card portfolio, previously discussed in the June 30, 2005 10-QSB, and a recovery during the third quarter of 2005 of $50,000 related to a salaries and benefits expense incurred in 2004 were the major contributors to this increase.  Partially offsetting these two positives were a decrease in mortgage loan servicing fees of $57,000, and a decrease in other fee income of $39,000.

Noninterest Expense

Non-interest expense for the nine months ended September 30, 2005 totaled $6,309,000, down $2,464,000 (28.1%) from the comparable period in 2004.  This decrease was focused in two primary areas, loan foreclosure and other real estate owned expense (down $1,606,000), and salaries and employee benefits (down $878,000).

During the first nine months of 2004, Illini Bank reduced the carrying value of three pieces of other real estate owned by a total of $1,203,000, based upon the values of signed contracts on these properties.  A total of $171,000 was expensed to complete one piece of other real estate owned to make it suitable for leasing.  The remaining expenses are related to the maintenance of several other real estate owned properties.  Expenses incurred during the first nine months of 2005 represent normal costs associated with loan collections and normal loan related expenses.

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

At September 30, 2005, the allowance for loan losses was $2.1 million, or 1.43% of total loans.  This compares to the $2.4 million (1.52%) and $2.7 million (1.68%) reported at December 31, 2004 and September 30, 2004, respectively.  The change from December 31, 2004 represents the partial charge-off on one nonaccrual loan during the first quarter of 2005 in the amount of $174,000; the partial charge-off of one nonaccrual loan during the third quarter in the amount of $165,000; and the charge-off of one nonaccrual loan during the third quarter in the amount of $148,000.  The collateral securing the loan that was partially charged off in the first quarter was sold during the third quarter and a recovery of $85,000 was realized.  The collateral securing the balance of the loan partially charged off in the third quarter appears adequate at the present time to protect Illini Bank’s interests.

Illini Corporation’s primary business of making commercial, real estate, and consumer loans entails potential losses, the magnitude of which depends on a variety of economic factors affecting borrowers, which are beyond the control of the Corporation.  Accordingly, a significant factor in the Corporation’s past and future operating results is the level of the provision for loan losses.

Credit Quality	September 30, 2005	December 31, 2004	September 30, 2004
	(dollars in thousands)
Nonperforming assets:
Accruing loans past due 90 days	$—	$19	$9
Nonaccrual	2,779	2,711	2,956
Renegotiated	—	—	—
Other real estate owned	1,106	944	2,878
Total nonperforming assets	$3,885	$3,674	$5,843
Key ratios:
Nonperforming loans to loans	1.93%	1.72%	1.82%
90 days delinquent to ending loans	0.00	0.01	0.01
Allowance to total loans	1.43	1.52	1.68
Allowance to nonperforming loans	74.31	88.34	92.31

Nonperforming Assets

Nonperforming and renegotiated loans at September 30, 2005 totaled $2.8 million, up $0.1 million (or 2.5%) from December 31, 2004, and down $177,000 (6.0%) from September 30, 2004.  Nonaccrual loans comprised all of the nonperforming loans at September 30, 2005, and the majority of the nonperforming loans for the other two reporting periods.  The classification of a loan as nonaccrual does not necessarily indicate that the principal is uncollectible, in whole or in part.  The Banks make a determination as to the collectibility on a case-by-case basis.  The Banks consider the adequacy of the collateral and the other resources of the borrower in determining the steps to be taken to collect nonaccrual loans.  The final determination as to the steps taken is made based upon the specific facts of each situation.  Alternatives that are typically considered to collect nonaccrual loans are foreclosure, collection under guarantees, loan restructuring, or judicial collection actions.

Other real estate owned increased by $162,000, to $1.1 million, from the $1.0 million reported as of December 31, 2004.  This increase represents the following activity during the first nine months of 2005:  the addition during the first quarter of 2005 of multiple properties totaling $278,000 associated with one creditor; the addition during the second quarter of one property, totaling $42,000; the sale of three properties, with carrying values totaling $89,000; and payments totaling $120,000 received on properties.

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

Other Potential Problem Loans

The Corporation has other potential problem loans that are currently performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms. Excluding nonperforming loans, these loans totaled $3,274,000 that management has classified as impaired at September 30, 2005, down $2,836,000 from $6,110,000 reported at December 31, 2004.  Management currently considers these loans to be impaired due to declining financial performance. These classifications are a direct result of improved reporting systems (credit quality and production).  The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny and close monitoring is prudent under the circumstances. Such classifications relate to specific concerns for each individual borrower and do not relate to any concentration risk common to all loans in this group.

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

The table below shows the various measures of regulatory capital and related quarterly ratios.

	Regulatory requirements to be:		Actual Regulatory Capital Ratios
	Adequately Capitalized	Well- Capitalized	September 30, 2005	December 31, 2004
Total risk-based capital as % of risk-weighted assets	8.0%	10.0%	15.7%	12.4%
Tier 1 capital as % of risk-weighted assets	4.0%	6.0%	12.6%	8.4%
Tier 1 capital as % quarterly average assets	4.0%	5.0%	8.6%	6.2%

Risk-based capital guidelines require the classification of assets and some off-balance sheet items in terms of credit-risk exposure and the measuring of capital as a percentage of the risk-adjusted asset totals.  Management believes, and data in the above table show that, as of September 30, 2005 and December 31, 2004, the Corporation met all capital adequacy requirements to which it is subject.  As of those dates, the Corporation’s subsidiary banks were “well capitalized” under regulatory prompt corrective action provisions.

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

Earnings retention is affected by the Board of Directors’ declaration of cash dividends.  The dividend payout ratio is an indicator of the level of earnings retained.  The Board of Directors of the Corporation considers the capital strength of the Corporation and the Banks in determining the appropriate level of cash dividends to be paid to shareholders.  The dividend payout ratio for the three and nine months ended September 30, 2005 was 12.47% and 13.02% as compared to (64.77)% and (10.69)% for the three and nine months ended September 30, 2004.

As discussed in the Corporation’s 2004 Form 10-KSB, the Corporation has $9 million of trust preferred securities outstanding.  Twenty Five (25) percent of the Tier 1 capital ratio can be comprised of the trust preferred issue.  As of September 30, 2005, the portion eligible for inclusion in the Tier 1 computation amounted to approximately $5.9 million.

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

Illini Corporation uses a comprehensive analysis of its asset/liability function, including a review of its funds management policy and its principal measure of liquidity.  The Corporation utilizes a liquidity measurement, called “Basic Surplus,” which redefines liquid assets as the total available assets held by the Corporation which can be converted to cash in thirty days or less, reduced by short term liabilities, plus available borrowings.  As of September 30, 2005, Illini Corporation’s basic surplus was $43.2 million, or 17.4% of total average assets.

Management believes the formula provides an accurate measurement of liquidity and provides management with a comprehensible and consistent tool to develop pricing and profitability strategies.  Based on Illini’s measurement and as compared to peer banks, management believes the liquidity position of the subsidiary banks is strong.

OTHER EVENTS

On August 19, 2005, the board of directors of the Corporation approved a going private merger transaction in which holders of less than 200 shares of the Corporation’s common stock will receive $40.50 in cash for each share of common stock they held prior to the merger.  Shareholders owning 200 shares or more will continue to hold their shares.

The proposed transaction is subject to shareholder and regulatory approvals and is intended to reduce the number of Corporation shareholders of record to under 300, the level at which the Corporation is required to continue to file periodic reports with the Securities and Exchange Commission (SEC).  If the transaction is completed, the Corporation intends to terminate the registration of its stock with the SEC and cause the stock to cease to be traded on the OTC Bulletin Board.  The board of directors believes the increasing cost of being a “public” company is not justified by the benefits, given the Corporation’s limited trading activity.  The Corporation intends to hold a special shareholders’ meeting, at which the matter will be considered, in early 2006.

Details of the transaction may be found in the Corporation’s Preliminary Proxy Statement that was filed with the SEC (www.sec.gov) on September 26, 2005.

PART I - Item 3.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2005. Based on that evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation’s disclosure controls and procedures were effective. There have been no significant changes in the Corporation’s internal controls or in other factors during the first nine months of 2005 that could significantly affect internal controls.  Management has concluded the disclosure controls and procedures are adequate in all material respects for SEC reporting purposes.

PART II.  OTHER INFORMATION

Item 1 Legal Proceedings

Various legal claims have arisen against the Corporation in the normal course of business, which, in the opinion of management, will not result in any material liability, other than what is disclosed below, to the Corporation.  Two (2) cases remain pending at September 30, 2005.

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

The removed attorney, representing the removed class representative, appealed various rulings of the trial court, including the order approving the settlement as fair to the class.  That appeal was argued before the Appellate Court of Illinois, Fourth District on April 13, 2005, and the Appellate Court subsequently affirmed the settlement as fair to the class and also affirmed the trial court’s disqualification of the removed attorney.  The removed attorney has sought review of the Appellate Court’s decisions with the Illinois Supreme Court by filing a petition for leave to appeal.  Whether or not the Illinois Supreme Court grants review is a matter for that Court’s discretion.  The Illinois Supreme Court may rule on the petition for leave to appeal as soon as its November 2005 term.

The removed attorney is also petitioning the trial court for fees.  The court will also be asked to deny the fee request filed by the attorney for the original class representative.  The court has scheduled the fee petition for hearing on November 8, 2005 at 9:30 a.m.

In April 2003, the Corporation, its directors, and one of its officers were named as defendants in a shareholder’s derivative complaint filed in the Circuit Court of Sangamon County, Illinois.  Plaintiffs seek to rescind the Stock Purchase Agreement entered into by the Corporation in 2001 to purchase approximately 30% of its common shares from a minority shareholder group as well as recover from the individual defendants damages allegedly accruing to the Company as a result of certain actions related to defending the class action suit, avoiding a triggering of the Rights Agreement and entering into the Stock Purchase Agreement.  Management believes that the Stock Purchase Agreement was a routine business transaction beneficial to the Corporation’s shareholders and was entered into after appropriate due diligence and consultation with the Corporation’s outside financial advisors and that none of the directors or officers have breached their fiduciary duties to the Corporation.  The Corporation completed its independent directors’ review of the claims asserted in the derivative suit.  The independent directors concluded that there was no merit to those claims, that they should not be pursued and that the derivative action should be dismissed.  The Corporation filed a motion to realign the parties, asserting that the Corporation should be substituted as the party plaintiff, and permitted to dismiss the action.  That motion was heard on April 22, 2005, and granted by the court.

The Plaintiffs subsequently sought reconsideration of the ruling granting the motion to realign.  In the alternative they asked for leave to amend their complaint.  The court denied this motion, and then allowed the Corporation, as plaintiff following realignment, to dismiss the case with prejudice.  Plaintiffs subsequently filed a notice of appeal.  Briefing of this appeal will not be complete until 2006.  Plaintiffs also seek to recover their attorney’s fees from the Corporation pursuant to the attorney’s fee provision of the Rights Agreement.  Management will contest vigorously any effort by Plaintiffs to recover attorney’s fees from the Corporation and will vigorously defend the appeal.

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds - none

Item 3     Defaults Upon Senior Securities – none

Item 4     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Corporation was held on July 21, 2005, for the purpose of electing four directors each to serve a term of three years and ratifying the appointment of Clifton Gunderson LLP as the Corporation’s independent auditors for fiscal year ending December 31, 2005. Proxies for the meeting were solicited by management pursuant to Regulation 14A under Securities Exchange Act of 1934, and there was no solicitation in opposition to management’s solicitation.

All four of Management’s nominees for director listed in the proxy statement were elected.  The results of the vote were as follows:

	Shares Voted “For”	Shares “Withheld”	Broker Non Votes
William N. Etherton	407,877	30,453	0
Jesse Werner, Jr.	431,117	7,213	0
Gaylon E. Martin	431,900	6,430	0
R. Neil Richardson	431,603	6,727	0

Continuing Directors for the term ending in 2006 are Thomas A. Black, Lawrence B. Curtin and Dr. Anthony F. Liberatore.  Continuing Directors for the term ending in 2007 are William B. McCubbin, N. Ronald Thunman and Dr. Jane Schachtsiek.

The appointment of Clifton Gunderson LLP as the Corporation’s auditors for the fiscal year ending December 31, 2005, was ratified.  The results of the vote were as follows:

	“For”	“Against”	“Abstain”
Ratification of Clifton Gunderson LLP	434,682	1,459	2,189

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

Illini Corporation
(Registrant)

By: /s/Gaylon E. Martin	November 10, 2005
Gaylon E. Martin	Date signed
President

By: /s/Dennis B. Guthrie	November 10, 2005
Dennis B. Guthrie	Date signed
Chief Financial Officer